Form 10-Q
period 2021-06-30
Greenidge Generation Holdings Inc.
filed 2021-09-23
CIK 1844971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-40808

Greenidge Generation Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Plant Road, Dresden, NY 14441	14441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 536-2359

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(g) of the Act: None

As of September 17, 2021, the registrant had 9,628,275 shares of Class A common stock, $0.0001 par value per share, outstanding and 29,040,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” "would," “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders, benefits of the Merger to our customers, vendors, employees, stockholders and other constituents, are forward-looking statements.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as statements about or relating to or otherwise affected by:

•
the ability to negotiate or execute definitive documentation with respect to a facility in Spartanburg, South Carolina on terms and conditions that are acceptable to Greenidge, whether on a timely basis or at all;
•
the ability to recognize the anticipated objectives and benefits of an expansion into a facility in Spartanburg, South Carolina;
•
the ability to recognize the anticipated objectives and any benefits of the merger described in Note 1 of the Notes to Consolidated Financial Statements (Unaudited) herein (the “Merger”), including the anticipated tax treatment of the Merger;
•
changes in applicable laws, regulations or permits affecting our operations or the industries in which we operate, including regulation regarding power generation, cryptocurrency usage and/or cryptocurrency mining;
•
any failure by us to obtain acceptable financing with regard to our growth strategies or operations;
•
fluctuations and volatility in the price of bitcoin and other cryptocurrencies;
•
loss of public confidence in, or use cases of, bitcoin and other cryptocurrencies;
•
the potential of cryptocurrency market manipulation;
•
the economics of mining cryptocurrency, including as to variables or factors affecting the cost, efficiency and profitability of mining;
•
the availability, delivery schedule and cost of equipment necessary to maintain and grow our business and operations, including mining equipment and equipment meeting the technical or other specifications required to achieve our growth strategy;
•
the possibility that we may be adversely affected by other economic, business or competitive factors, including factors affecting the industries in which we operate or upon which we rely and are dependent;
•
the ability to expand successfully to other facilities, mine other cryptocurrencies or otherwise expand our business;
•
changes in tax regulations applicable to us, our assets or cryptocurrencies, including bitcoin;
•
any litigation involving us;
•
costs and expenses relating to cryptocurrency transaction fees and fluctuation in cryptocurrency transaction fees;
•
the ability to effectuate the Notes Offering (as defined below), on terms that are acceptable to us, whether on a timely basis or at all;

•
the condition of our physical assets, including that our current single operating facility may realize material, if not total, loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage; and
•
the actual and potential impact of the COVID-19 pandemic.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by the information contained herein, including the information contained under this caption and the information in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

You should not put undue reliance on forward-looking statements. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on the results of our operations, financial condition or cash flows. Actual results may differ materially from those discussed in this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and we do not assume any duty to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise, as of any future date.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of our class A common stock and result in a loss of all or a portion of your investment:

•
We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs of bitcoin mining and power generation, as well as expansion plans, we will resume operating losses, which could negatively impact our operations, strategy and financial performance.
•
While we have multiple sources of revenue from our business and operations, these sources of revenue currently all depend on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
•
As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.
•
The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our operations, strategy and business.
•
Our business and operating plan may be altered due to several external factors including but not limited to market conditions, the ability to procure equipment in a quantity, cost and timeline consistent with the business plan and the ability to identify and acquire additional locations to replicate the operating model in place at our existing facility.
•
The properties utilized by us in our bitcoin mining operations may experience damage, including damage not covered by insurance.
•
Our bitcoin may be subject to loss, theft or restriction on access.
•
If bitcoin or other cryptocurrencies are determined to be investment securities, and we hold a significant portion of our assets in such cryptocurrency, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act.
•
There has been limited precedent set for financial accounting of digital assets and so it is unclear how we will be required to account for digital asset transactions.
•
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•
Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.
•
We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to mine bitcoin.

•
Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•
The impact of geopolitical and economic events on the supply and demand for bitcoin is uncertain.
•
Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain and difficulty and cost in obtaining new hardware.
•
We face risks and disruptions related to the COVID-19 pandemic and supply chain issues, including in semiconductors and other necessary bitmining components, which could significantly impact our operations and financial results.
•
We may not adequately respond to rapidly changing technology.
•
A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.
•
Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue to mine.
•
Incorrect or fraudulent cryptocurrency transactions may be irreversible.
•
Support’s financial condition and results of operations may vary from quarter to quarter, which may cause the price of our common stock to decline.
•
A substantial portion of Support’s revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect its business and results of operations.
•
Support has a history of losses, it may incur losses in the future and may not sustain profitability in the near term; and as a result, it may need to alter its business plans or change its business strategy.
•
Support has been, is currently and may be in the future the subject of governmental investigations relating to past products and services.

The risks described above should be read together with the text of the full risk factors described in Part II, Item 1A. “Risk Factors” and the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars Amounts in thousands, except share and member unit data)

	June 30, 2021		December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,890		$5,052
Digital assets	222		254
Accounts receivable	369		390
Fuel deposits	1,297		808
Prepaid expenses	1,967		155
Emissions credits	981		1,923
Carbon offset credits	684
Miner equipment deposits	16,523		5,959
Total current assets	59,933		14,541
LONG-TERM ASSETS:
Property and equipment, net	67,346		50,686
Right-of-use assets	1,310		-
Other long-term assets	98		148
Total assets	$128,687		$65,375
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,650		$1,745
Natural gas payable	1,088		935
Accrued emissions expense	814		2,082
Income taxes payable	1,567		-
Accrued expenses	3,226		547
Accrued interest expense - related party	-		20
Deferred revenue	40		272
Notes payable, current portion	11,499		3,273
Notes payable - related party	-		3,573
Finance lease obligation, current portion	570		-
Total current liabilities	20,454	-	12,447
LONG-TERM LIABILITIES:
Deferred tax liability	482		-
Notes payable, net of current portion	7,064		1,364
Finance lease obligation, net of current portion	409		-
Asset retirement obligations	2,345		2,277
Environmental trust liability	4,994		4,927
Total liabilities	35,748		21,015
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 and 0 shares authorized, 1,620,000 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1		-
Common stock, par value $0.0001, 500,000,000 and 0 shares authorized, 28,320,000 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3		-
Additional paid-in capital	113,054		-
Members' capital, 0 and 49,978 units outstanding as of June 30, 2021
and December 31, 2020, respectively	-		69,276
Accumulated deficit	(20,119)		(24,916)
Total stockholders' equity	92,939		44,360
Total liabilities and stockholders' equity	$128,687		$65,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Cryptocurrency mining	$14,064	$3,341	$23,061	$5,630
Power and capacity	2,112	1,331	4,178	2,184
Total revenue	16,176	4,672	27,239	7,814
OPERATING COSTS AND EXPENSES
Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization shown below)	2,754	1,362	5,150	1,939
Cost of revenue - power and capacity (exclusive of depreciation and amortization shown below)	1,970	1,220	3,996	2,670
Selling, general and administrative	4,565	1,189	8,060	2,638
Depreciation and amortization	1,603	1,130	2,864	2,163
Total operating costs and expenses	10,892	4,901	20,070	9,410
Income (loss) from operations	5,284	(229)	7,169	(1,596)
OTHER INCOME (EXPENSE), NET:
Interest expense	(202)	-	(368)	-
Interest expense - related party	-	(273)	(22)	(540)
(Loss) gain on sale of digital assets	(154)	(44)	141	(25)
Other (expense) income, net	(13)	(25)	6	(16)
Total other expense, net	(369)	(342)	(243)	(581)
INCOME (LOSS) BEFORE INCOME TAXES	4,915	(571)	6,926	(2,177)
Provision for income taxes	(1,397)	-	(2,129)	-
NET INCOME (LOSS) AND TOTAL COMPREHENSIVE INCOME (LOSS)	$3,518	$(571)	$4,797	$(2,177)
Earnings per share:
Basic	$0.10		$0.15
Diluted	$0.08		$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share and member unit data)

					Additional	Common Units		Preferred Units		Senior Priority Units		Total
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Deficit	Total
Balance at January 1, 2021	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$(24,916)	$44,360
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for GGHI Common Stock	-	-	26,800,300	3	72,888	-	-	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	-	3,615
Contribution of GGH Common Units for GGHI Common Stock	-	-	1,199,700	-	-	(750)	-	-	-	-	-	-	-	-
Proceeds from issuance of preferred stock, net of stock issuance costs of $3,387	1,620,000	1	-	-	37,112	-	-	-	-	-	-	-	-	37,112
Stock-based compensation expense	-	-	-	-	656	-	-	-	-	-	-	-	-	656
Proceeds from stock options exercised	-	-	160,000	-	1,000	-	-	-	-	-	-	-	-	1,000
Stock issued to purchase miners	-	-	160,000	-	991	-	-	-	-	-	-	-	-	991
Net income	-	-	-	-	-	-	-	-	-	-	-	-	1,279	1,279
Balance at March 31, 2021	1,620,000	$1	28,320,000	$3	$112,647	-	$-	-	$-	-	$-	$-	$(23,637)	$89,014
Stock-based compensation expense	-	-	-	-	407	-	-	-	-	-	-	-	-	407
Net income	-	-	-	-	-	-	-	-	-	-	-	-	3,518	3,518
Balance at June 30, 2021	1,620,000	$1	28,320,000	$3	$113,054	-	$-	-	$-	-	$-	$-	$(20,119)	$92,939

					Additional	Common Units		Preferred Units		Senior Priority Units		Total
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Deficit	Total
Balance at January 1, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(20,350)	$33,724
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,606)	(1,606)
Balance at March 31, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(21,956)	$32,118
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(571)	(571)
Balance at June 30, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(22,527)	$31,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$4,797	$(2,177)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	2,864	2,163
Deferred income taxes	482	-
Accretion of asset retirement obligations	68	74
(Loss) gain on sale of digital assets	(141)	25
Stock-based compensation expense	1,063	-
Loss on environmental trust liability	67	-
Changes in operating assets and liabilities:
Accounts receivable	21	10
Emissions credits/carbon offsets	258	3
Prepaids and other assets	(2,129)	(1,458)
Accounts payable	(870)	(190)
Income taxes payable	1,567	-
Accrued emissions	(1,268)	473
Accrued expenses	2,623	1,772
Net cash flow provided by operating activities	9,402	695
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,068)	(9,340)
Deposits on miner equipment	(10,564)	-
Project deposit	51	427
Net cash flow used in investing activities	(29,581)	(8,913)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	37,112	-
Proceeds from stock options exercised	1,000	-
Proceeds from notes payable	15,686	-
Principal payments on notes payable	(1,760)	-
Proceeds from finance lease obligations	1,404	-
Repayments of capital lease obligations	(425)	-
Net cash flow provided by financing activities	53,017	-
CHANGE IN CASH AND CASH EQUIVALENTS	32,838	(8,218)
CASH AND CASH EQUIVALENTS - beginning of year	5,052	11,750
CASH AND CASH EQUIVALENTS - end of period	$37,890	$3,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Description of Business

Greenidge Generation Holdings Inc. (“Greenidge”) and Subsidiaries (collectively, the “Company”) owns and operates a vertically integrated bitcoin mining and power facility located in Dresden, New York. The Company’s bitcoin mining capacity generates revenue in the form of bitcoin and U.S. dollars by earning bitcoin with application-specific integrated circuit computers (“ASICs” or “miners”) that are owned by the Company as rewards and transaction fees for supporting the global bitcoin network. Additionally, the Company generates revenues in U.S. dollars to a lesser extent from third parties for hosting and maintaining their ASICs. The Company also sells surplus electricity generated by its power plant, and not consumed in bitcoin mining operations, to the New York Independent System Operator (“NYISO”) power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market. The consolidated financial statements include the accounts of the following entities:

•
Greenidge (a Delaware corporation). Greenidge was formed in 2021 to oversee and manage the following entities:
•
Greenidge Generation Blocker Inc. (“GGB”), a Delaware corporation and a wholly owned subsidiary of Greenidge
•
Greenidge Generation Holdings LLC (“GGH”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Generation, LLC (“GG”), a New York limited liability company and a wholly owned subsidiary of Greenidge
•
Lockwood Hills, LLC (“LH”), a New York limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Solar, LLC (“GS”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Pipeline, LLC (“GP”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Pipeline Properties Corporation (“GPP”), a New York Corporation and a wholly owned subsidiary of Greenidge
•
Greenidge Markets and Trading, LLC (“GMT”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Secured Lending, LLC (“SL”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge
•
Greenidge Blocker Corp. (“Blocker”), a Delaware corporation and a consolidated variable interest entity
•
Greenidge Coin, LLC (“GC”), a Delaware limited liability company and a wholly owned subsidiary of Greenidge. In January 2021, GC merged into GG and GC was subsequently dissolved.

Variable Interest Entities

The Company evaluates its interests in variable interest entities (“VIE”) and will consolidate any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company considers itself to be the primary beneficiary and therefore will consolidate that VIE into its consolidated financial statements.

Consolidation of a Variable Interest Entity

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of GC for $15,000. Blocker was formed for the sole purpose of making a capital investment into GC so that GC could then provide a loan to GGH. The purpose of the loan from GC to GGH was to fund the development of infrastructure necessary for the Company to commence its Bitcoin mining operations.

Accordingly, Blocker is deemed a VIE because Blocker’s operations consist of its investment in GC and consequently, Blocker relies on the operations of the Company to sustain future operating expenses. The Company is deemed the primary beneficiary of the VIE because it is the sole provider of financial support. Accordingly, as of October 2, 2019, the Company consolidated Blocker’s balance sheet and results of operations. On December 31, 2020, Blocker entered into a liquidating distribution agreement with GGH, effectively dissolving Blocker into GGH.

Plan of Merger

On March 19, 2021, the Company entered into a definitive agreement and plan of merger for a business combination with Support.com, Inc., a Delaware corporation (NASDAQ: SPRT).

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited condensed interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjusting, considered necessary for a fair presentation of such interim results.

Greenidge is the successor entity for accounting purposes to GGH as a result of the corporate restructuring consummated in January 2021. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which Greenidge acquired all of the ownership interests in GGH in exchange for 7,000,000 shares of Greenidge’s common stock (28,000,000 shares of GGHI Class B Common Stock after the 4-for-1 split in March 2021). As a result of this transaction, GGH became a wholly-owned subsidiary of Greenidge. The financial information presented herein are that of GGH for the periods before January 29, 2021 and Greenidge for the period after January 29, 2021.

The results for the unaudited condensed interim consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto.

The consolidated financial statements include the accounts of the Company and its subsidiaries as described in Note 1. All significant intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and notes thereto. Actual results could differ from those estimates.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2020 consolidated financial statements.

Emissions Expense and Credits

The Company generates carbon dioxide emissions. As a result, the Company incurs emissions expense and is required to purchase emission credits, which are valued at cost, to offset the liability. The Company participates in the Regional Greenhouse Gas Initiative (“RGGI”), which requires, by law, that the Company remit credits to offset 50% of the Company’s annual emission expense in the following year, for each of the years in the three year control period (January 1, 2018 to December 31, 2020). In February 2021, the Company settled the emissions allowance for the control period. The Company continues to remit credits in accordance with RGGI. The Company recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.

The RGGI credits are recorded on a first in, first out (“FIFO”) basis. The Company incurred emissions expense of $402 and $815 for the three and six months ended June 30, 2021, respectively, and $309 and $473 for the three and six months ended June 30, 2020, respectively, which is included in power and capacity cost of revenue in the accompanying condensed consolidated statements of operations.

Carbon Offset Credits

The Company announced that effective June 1, 2021, it will operate an entirely carbon neutral bitcoin mining operation at its facility in Dresden, New York. The Company plans to purchase voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to achieve this carbon neutrality. During the second quarter of 2021, the Company purchased $684 of voluntary carbon offset credits. The voluntary carbon offset credits will be expensed to cost of revenues on a specific identification basis when the Company applies it to its net zero goals, which is when the credits are surrendered to the applicable agency.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. The obligations represent the present value of the estimated costs for an asset’s future retirement discounted using a credit-adjusted risk-free rate, and are recorded in the period in which the liability is incurred. The liabilities recognized relate to the decommissioning of a coal ash pond for coal combustion residuals (“CCR”), which are subject to Federal and State regulations.

In accordance with Federal law and Accounting Standards Codification (“ASC”) 410-20, Asset Retirement Obligations, the Company recorded an asset retirement obligation of $2,345 and $2,277 at June 30, 2021 and December 31, 2020, respectively. The company expensed $35 and $32 to other income and expense, net during the three months ended June 30, 2021 and 2020, respectively for the accretion of interest for the liability and $68 and $74 during the six months ended June 30, 2021 and 2020, respectively. There were no changes to cash flow estimates related to the coal ash pond asset retirement obligation during the three and six months ended June 30, 2021 or 2020. Estimates are based on various assumptions including, but not limited to, closure cost estimates, timing of expenditures, escalation factors, discount rate of 5.00% and methods for complying with CCR regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

Environmental Trust Liability

The Company owns and operates a landfill. As required by the New York State Department of Environmental Conservation (“NYSDEC”), landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating.

The trust is designed to provide funds for 30 years of expenses to maintain a landfill once it is full and has no further source of revenue or in case the owner is defunct and the NYSDEC has to operate the landfill. The landfill is a fully permitted, operational landfill and also acts as a leachate treatment facility. An annual report is completed by a third-party engineering firm to provide environmental compliance and calculate combined closure and post-closure costs, discounted to current year dollars using a discount rate of 4.50%. In lieu of a trust, the Company has negotiated with its largest equity member to maintain a letter of credit guaranteeing the payment of the liability (see Note 6). In accordance with ASC 410-20, the Company has recorded an environmental liability of $4,994 and $4,927 at June 30, 2021 and December 31, 2020, respectively. The letter of credit related to this liability was for $4,994 at June 30, 2021 (see Note 6).

Leases

On January 1, 2021, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases. No lease arrangements were in place as of January 1, 2021. Following guidance in ASC 842, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The ROU asset is amortized over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the ROU asset and related lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. Refer to Note 5 for the additional disclosures required by ASC 842.

Cryptocurrency Mining Cost of Revenue

Cost of revenue - cryptocurrency mining consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the digital mining operation. Cost of revenue – cryptocurrency mining does not include depreciation and amortization.

Power and Capacity Cost of Revenue

Cost of revenue - power and capacity consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the power produced by Greenidge and sold to the grid. Cost of revenue – power and capacity does not include depreciation and amortization.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of administrative payroll and benefits, business development costs, professional fees, and insurance.

Stock-Based Compensation

The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grants. These options generally vest on the grant date or over a three year period.

The Company estimates the fair value of the stock options grants using the Black-Scholes-Merton option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement.

Expected Term – The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility – The Company computes stock price volatility over expected terms based on reasonable estimates and comparable public companies as the Company had no trading history of its own common stock.

Risk-Free Interest Rate – The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend – The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Income Taxes

Prior to the formation of Greenidge on January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes. Pursuant to this election, the profit or loss of the Company is reported in the individual income tax returns of the members. Therefore, no provision for Federal or State taxes has been made for the year ended December 31, 2020.

Subsequent to the conversion of GGH to Greenidge, the Company calculates the provision for income taxes in accordance with ASC 740, Income Taxes, (“ASC 740”). The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances. The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded as incurred in interest expense and other expenses, respectively.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. Basic and diluted income per common share is not provided for the three and six months ended June 30, 2020 as the Company was organized as an LLC during that period. The Company used the weighted average method in determining earnings per share in consideration of the conversion of participating securities to common shares due to the reorganization in January 2021.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles.

in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As an emerging growth company, the Company has elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Recent Accounting Pronouncements, Adopted

In February 2016, the FASB issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. On January 1, 2021, the Company adopted ASC 842. The Company had no leasing arrangements at the beginning of the period of adoption. As a result, no cumulative impact of adopting ASC 842 was recorded. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable. Refer to Note 5 for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

3. PROPERTY AND EQUIPMENT

	Estimated Useful Lives	June 30, 2021	December 31, 2020
Plant infrastructure	15 - 39 years	$34,216	$33,944
Miners	5 years	24,146	10,236
Miner facility infrastructure	15 years	13,804	8,791
Land	N/A	300	300
Equipment	5 years	211	211
Software	3 years	186	66
Coal ash impoundment	4 years	2,135	2,135
Construction in process	N/A	4,104	3,989
		79,102	59,672
Less: Accumulated depreciation		(11,756)	(8,986)
		$67,346	$50,686

Property and equipment, net consisted of the following at June 30, 2021 and December 31, 2020:

Total depreciation expense was $1,603 and $2,864 for the three and six months ended June 30, 2021 and was $1,130 and $2,163 for the three and six months ended June 30, 2020, respectively.

4. NOTES PAYABLE

The Company has entered into equipment finance agreements that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. The following table provides information on the equipment financing agreements:

			Interest	Initial	Balance as of:
Note	Loan Date	Maturity Date	Rate	Financing	June 30, 2021	December 31, 2020
A	December 2020	June 2022	17.0%	$4,482	$2,739	$4,233
B	December 2020	June 2022	17.0%	428	261	404
C	March 2021	November 2022	17.0%	2,229	2,105	-
D	April 2021	December 2022	17.0%	4,012	4,012	-
E - H	May 2021	October 2023	15.0%	9,446	9,446	-
					18,563	4,637
Less: Current portion					(11,499)	(3,273)
					$7,064	$1,364

The Company incurred interest expense of $202 and $368 during the three and six months ended June 30, 2021, respectively, under the terms of these notes payable.

5. FINANCE LEASE

ASC 842 requires the Company to recognize an ROU asset and a lease liability for all leases with terms greater than 12 months. Refer to Note 2 for discussion on the adoption of ASC 842. The Company entered into a finance lease to finance the purchase of equipment on March 11, 2021. The Company recorded an ROU asset of $1,404 at the lease commencement date and a finance lease obligation of $1,207. The lease for this equipment ends August 31, 2022.

6. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into a promissory note agreement during 2020 with its largest equity members, Atlas Capital Resources LP and Atlas Capital Resources (P) LP (collectively referred to herein as “Atlas”). Within the agreement, there were two separate loans. One of these related party loans had a June 2021 maturity and a balance of $2,382 at December 31, 2020, and the other loan had a May 2021 maturity with a balance of $1,191 at December 31, 2020. The promissory notes bore interest at 8% per annum calculated on a 360-day year, and interest accrued and compounded on a quarterly basis. All accrued but unpaid interest under the notes was due and payable upon the corresponding note maturity date. Under this promissory note agreement, the Company incurred interest expense of $0 and $22 for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the company incurred interest expense on related party loans of $273 and $540, respectively, associated with loans that were converted into senior priority units in July 2020.

Notes payable to related party consisted of the following:

	June 30, 2021	December 31, 2020
Note payable to a related party due June 2021	$-	$2,382
Note payable to a related party due May 2021	-	1,191
	$-	$3,573
Less: Current Portion	$-	$(3,573)
	$-	$-

The related party loans in the table above were converted into Greenidge common stock in January 2021 (see Note 7).

Letters of Credit

On March 19, 2021, the Company and Atlas and its affiliates entered into an arrangement pursuant to which Greenidge agreed, upon request, to direct its bank to issue new letters of credit to replace all or a portion of the letters of credit provided by Atlas and certain of its affiliates, upon the consummation of a potential investment in, financing of, or sale of any assets or equity or debt securities of the Company, which results in net proceeds to the Company of at least $10,000,000.

Atlas obtained a letter of credit from a financial institution in the amount of $4,994 at June 30, 2021, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s environmental trust liability as discussed in Note 2.

Atlas also obtained a letter of credit from a financial institution in the amount of $3,630 at June 30, 2021, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 11).

Guarantee

An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of gas, electricity and other commodities with Emera Energy Services, Inc. This guaranty is limited to $1.0 million. Atlas had no exposure under the guarantee during the period ended June 30, 2021.

Greenidge Coin, LLC Equity Transactions

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of GC for $15,000.

On July 1, 2020, Atlas purchased the preferred units of Blocker for $16,277, the amount of the aggregate liquidation preference, and contributed its membership interest in Blocker to GGH in exchange for Senior Priority Units – Tranche 2 (See Note 7) on July 2, 2020.

On December 31, 2020, Blocker entered into a liquidating distribution agreement with GGH, effectively dissolving Blocker into GGH.

7. STOCKHOLDERS’ EQUITY

Authorized Shares

Greenidge has the authority to issue 520,000,000 shares of capital stock, consisting of 400,000,000 shares of Class A common stock, $0.0001 par value per share, 100,000,000 shares of Class B common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share.

Contribution and Exchange Agreement

In January 2021, GGH LLC completed a corporate restructuring. Pursuant to this restructuring, Greenidge was formed and incorporated in the State of Delaware on January 27, 2021. On January 29, 2021, Greenidge entered into an asset contribution and exchange agreement with the owners of GGH, in which the GGH owners’ equity interests and outstanding notes payable to related parties and all accrued but unpaid interest were contributed into GGHI in exchange for 7,000,000 shares of Greenidge Class B common stock (28,000,000 shares following the 4-for-1 stock split noted below) (see Note 6). As a result of this transaction, GGH became a wholly-owned subsidiary of GGHI.

Private Placement Offering

In January 2021, Greenidge completed a private placement offering in which 1,620,000 shares of series A redeemable convertible preferred stock was sold at $25 per share. Total net proceeds from the private placement offering were $37,112.

Common Stock

The holders of Class A Common Stock are entitled to one vote per share. The holders of Class B Common Stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of June 30, 2021 are 0 and 28,320,000, respectively.

Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder upon written notice to the Company. Shares of Class B Common Stock will automatically convert to shares of Class A Common Stock upon a mandatory conversion event as defined in the amended and restated certificate of incorporation dated March 26, 2021.

Preferred Stock

The holders of Preferred Stock are not entitled to voting rights.

If dividends are declared and paid to the holders of common stock, the holders of preferred stock are entitled to a dividend equivalent as if the preferred stock were converted to common stock. Preferred stockholders are also entitled to a paid-kind-dividend of additional shares of preferred stock (capped at 12% of stated value) upon certain events occurring as defined in the amended and restated certificate of incorporation dated March 26, 2021. Such events included failure to file, effectiveness failure, and mandatory redemption failure.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of Greenidge or any deemed liquidation event in which Greenidge is a constituent party, before any payment to the holders of common stock, the holders of preferred stock then outstanding shall be paid out of the funds and assets available for distribution to stockholders an amount per share equal to the stated value for such share, plus an amount per share equal to the stated value of any shares issuable as the result of any accrued, but unpaid, paid-in-kind dividends. If Greenidge’s funds and assets are insufficient to pay such liquidation preference in full, the funds and assets available for distribution shall be distributed ratably to the holders of the shares of preferred stock.

Each share of preferred stock will be automatically converted to four shares of Class B common stock when the Company’s registration statement to register such shares for resale is declared effective by the Securities and Exchange Commission, or, if the Company is not listed within 18 months of the issue date, the shares of preferred stock will convert to common shares based on an initial conversion price of $25 per share of preferred stock.

Liquidation value as of June 30, 2021 is $25 per share.

Common Units

In October 2018, GGH adopted an equity incentive plan and allocated 1,250 common units to the plan. In 2018, GGH awarded 750 restricted units to certain board members, subject to various vesting provisions. At December 31, 2020, there were 730 and 20 vested and unvested, respectively, restricted units. In the event of a change in control of the Company, 100% of the awarded units would vest immediately. Common unit holders are entitled to one vote per common unit, except for such votes or consents that are reserved solely for the holders of preferred units. The Company concluded that the value of the units granted in 2018 was insignificant given historical performance of the Company, no public market, and lack of liquidity. As such, the Company did not recognize any expense related to the common restricted units during the three and six months ended June 30, 2021 and 2020. There were 750 common units issued and outstanding at December 31, 2020. In January 2021, in conjunction with the Private Placement Offering, the 750 GGH common units were converted to shares of Class B Greenidge common stock.

Preferred Units

Preferred unit holders were entitled to one vote per preferred unit. In the event of liquidation or dissolution of GGH, the holders of preferred units were entitled to receive distributions, prior to and in preference to the holders of common units. At December 31, 2020, all preferred units were issued and outstanding. All preferred units were converted to shares of Class B Greenidge common stock in connection with the contribution and exchange agreement.

Senior Priority Units

There were two tranches of Senior Priority Units: Tranche 1 was equal to $13,926 and Tranche 2 was equal to $16,276. Tranche 1 Senior Priority Units were issued to Atlas in July 2020 in exchange for the conversion of certain notes payable due to Atlas and all accrued but unpaid interest thereon. Tranche 2 Senior Priority Units were issued to Atlas in conjunction with Atlas contributing its equity interest in Blocker to GGH. Senior Priority Units had no voting rights.

At December 31, 2020, all senior priority units were issued and outstanding. All senior priority units were converted to shares of Class B Greenidge common stock in connection with the contribution and exchange agreement.

8. EQUITY BASED COMPENSATION

In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of common stock for issuance under the plan (the “2021 Equity Plan”).

Restricted Common Stock Unit Awards

During the three and six months ended June 30, 2021, the Company awarded 0 and 616,920 restricted common stock units (“RSUs”), respectively, under the 2021 Equity Plan to directors, which are generally eligible to vest over a three-year period.

The Company’s unvested restricted common stock unit awards activity for the six months ended June 30, 2021 is summarized below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2020	-	$-
Granted	616,920	6.25
Unvested at June 30, 2021	616,920	6.25

The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the six months ended June 30, 2021, the fair market value of the awards granted totaled $3,856 and as of June 30, 2021, there was approximately $3,427 of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 3 years.

Common Stock Options

The Company’s stock options activity for the six months ended June 30, 2021 is summarized below:

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual Life
	Options	Per Share	(in years)
Outstanding at December 31, 2020	-	$-	-
Granted	716,968	6.01	10.00
Exercised	(160,000)	6.25	0.10
Forfeited	(6,000)	6.25	9.70
Outstanding at June 30, 2020	550,968	6.01	9.68
Options vested and expected to vest as of June 30, 2021	550,968	6.01	9.68
Options vested and exercisable as of June 30, 2021	257,484	$5.80	9.64

The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the six months ended June 30, 2021, the fair market value of the awards granted totaled $1,151 and as of June 30, 2021, there was approximately $438 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

The intrinsic value of options exercised during the three and six months ended June 30, 2021 was immaterial.

The weighted average assumptions relating to the valuation of stock options granted for the six months ended June 30, 2021 were as follows:

Weighted Average Assumptions:

Weighted Average fair value of grants	$1.60
Expected volatility	35%
Expected term (years)	4.5
Risk-free interest rate	0.4%
Expected dividend yield	0.0%

Stock-based Compensation

The Company recognized stock-based compensation expense of $406 and $1,063 within selling, general and administrative expenses during the three and six months ended June 30, 2021. No stock-based compensation expense was recognized during the three and six months ended June 30, 2020.

Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed interim consolidated statements of operations.

9. INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate as a percentage of income before income taxes was 28.4% and 30.7% for the three and six months ended June 30, 2021, respectively. The effective tax rate for the six months ended June 30, 2021 includes the recognition of a deferred tax liability caused by the reorganization from an LLC to a corporation during the first quarter of 2021 Prior to January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes; therefore, there was no income tax provision or benefit recognized during 2020.

10. EARNINGS PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock. Basic earnings per share is applicable only for the period from January 29, 2021 through June 30, 2021, which is the period following the reorganization GGH into Greenidge (as described in Note 2) and presents the period that the Company had outstanding common stock.

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Numerator
Net income	$3,518	$4,797
Less: Net income attributable to the member units units before the reorganization	(648)	(648)
Net income attributable to Greenidge	$2,870	$4,149
Denominator
Basic weighted average shares outstanding	28,320	28,283
Dilutive effect of equity awards	625	482
Dilutive effect of convertible preferred stock	6,480	6,480
Diluted weighted average shares outstanding	35,425	35,245
Earnings per share
Basic	$0.10	$0.15
Diluted	$0.08	$0.12

Prior to the reorganization, there were no shares of common stock outstanding, and the LLC structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the periods during 2020.

For the three and six months ended June 30, 2021 there were no shares excluded from the calculation of diluted earnings per share.

11. COMMITMENTS AND CONTINGENCIES

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business. As of August XX, 2021, the Company is not aware of litigation pending against it that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations, or cash flows.

As of June 30, 2021, the Company had entered into agreements to purchase miner equipment totaling $38,361 that required deposits of $15,889. The Company entered into agreements for committed secured financing on this equipment totaling $23,526 that will be funded upon delivery of the miners.

The Company entered into a contract with Empire in September 2020 which provides for the transportation to its pipeline of 15,000 decatherms of natural gas per day, approximately $158 per month. The contract ends in September 2030 and may be terminated by either party with 12 months notice after the initial 10-year period.

12. CONCENTRATIONS

The Company has one major power customer, NYISO, that accounted for 13% and 15% of its revenue for the three and six months ended June 30, 2021, respectively, and 27% for the three and six months ended June 30, 2020. 100% of accounts receivable were due from this customer at June 30, 2021 and December 31, 2020.

For cryptocurrency mining, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from the Company’s largest pool operator customer accounted for approximately 75% and 73% of total revenue for the three and six months ended June 30, 2021, respectively, and approximately 61% and 65% of total revenue for the three and six months ended June 30, 2020, respectively.

The Company has one major power vendor that accounted for approximately 56% and 59% of cost of revenue for the three and six months ended June 30, 2021, respectively, and approximately 52% and 59% of cost of revenue for the three and six months ended June 30, 2020, respectively.

13. OTHER RISKS AND CONSIDERATIONS

The United States is presently in the midst of a national health emergency related to a virus, commonly known as Novel Coronavirus (“COVID-19”). The overall consequences of COVID-19 on a national, regional and local level are unknown, but it has the potential to result in a significant economic impact. COVID-19 did not have a material impact on the Company’s operations during the three and six months ended June 30, 2021 and 2020, respectively. The future impact of this situation on the Company and its results and financial position is not presently determinable.

14. SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 23, 2021, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly above.

Merger

On September 14, 2021, we consummated transactions contemplated by the Merger Agreement, by and among Greenidge, Support and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support, the separate corporate existence of Merger Sub ceased and Support survived as a wholly owned subsidiary of Greenidge.

Increase in Authorized Capital

On September 13, 2021, we filed an amendment to our certificate of incorporation to increase our authorized capital stock. Following the amendment, our authorized capital stock consists of 2,400,000,000 shares of class A common stock, par value $0.0001 per share, 600,000,000 shares of class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, we entered into a common stock purchase agreement (the "Purchase Agreement") with B. Riley Principal Capital, LLC (the "Investor") pursuant to which we have the right to "put" or sell to the Investor up to $500 million of shares of the class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. As provided in the Purchase Agreement, we may require the Investor to purchase shares of our class A common stock from time to time by delivering a put notice to the Investor specifying the total number of shares to be purchased. Under the applicable Nasdaq rules, in no event may we issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of our class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

The per share purchase price for the shares of class A common stock that we elect to sell to the Investor pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of our common stock ("VWAP") during the applicable purchase date on which we have timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that we received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the purchase agreement to the extent that such purchase would cause the Investor to own more than 4.99% of our issued and outstanding shares of class A common stock.

In connection with the Purchase Agreement, we entered into a registration rights agreement with the Investor pursuant to which we agreed to prepare and file a registration statement registering the resale by the Investor of those shares of our class A common stock to be issued under the Purchase Agreement.

Proposed Registered Notes Offering

On September 20, 2021, we filed a registration statement on Form S-1 (the “Notes Registration Statement”) under the Securities Act pursuant to which we expect to offer senior unsecured notes (the “Notes”) in an underwritten public offering (the “Notes Offering”). The specific terms and tenor of the Notes have not yet been determined, but we currently anticipate an offering size of approximately $100 million with a 15% overallotment option and a tenor of 5 years, with customary redemption features for notes of this type. We intend to use the net proceeds from the Notes Offering for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital. The Notes will be issued in minimum denominations of $25.00 and integral multiples of $25.00 in excess thereof. The Offering is subject to market and other conditions, including the effectiveness of the Notes Registration Statement filed under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge for the years ended December 31, 2020 and 2019 included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act on August 10, 2021 and the unaudited interim financial statements and related notes thereto of Greenidge for the three and six months ended June 30, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge (i.e. Greenidge Generation Holdings Inc. together with its consolidated subsidiaries prior to the Merger). You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Greenidge is the successor entity for accounting purposes to GGH LLC as a result of the corporate restructuring consummated in January 2021. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, entered into an asset contribution and exchange agreement with GGH LLC, pursuant to which Greenidge acquired all of the ownership interests in GGH LLC in exchange for 28,000,000 shares (on a split-adjusted basis) of Greenidge’s common stock. As a result of this transaction, GGH LLC became a wholly-owned subsidiary of Greenidge. The financial information presented herein are that of GGH LLC for the periods before January 29, 2021 and Greenidge thereafter. On March 16, 2021, Greenidge effectuated a forward stock split whereby each outstanding share of common stock was split into four new shares of common stock (and each outstanding share of series A preferred stock would be convertible into four times as many shares of common stock as it was previously convertible into).

Greenidge owns a vertically integrated bitcoin mining and power generation facility in the Town of Torrey, New York with an environmentally-sound approximately 106 MW natural gas power generation facility that has undergone a remarkable transformation in recent years. Greenidge enjoys significant competitive advantages including low fixed costs, an efficient mining fleet, in-house operational expertise and low power costs due to its access to the Millennium Pipeline price hub, which provides relatively low market rates for natural gas. Greenidge is currently mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently meeting the power needs of homes and businesses in its region.

As of June 30, 2021, Greenidge powered approximately 32 MW of mining capacity, substantially all of which is dedicated to bitcoin mining. The bitcoin mining operations generate revenue through the exchange of bitcoins earned by ASICs as rewards and transaction fees for U.S. dollars and through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties.

Greenidge also sells electricity generated by its power plant, and not consumed in bitcoin mining operations, to New York State’s power grid at prices set on a daily basis through the NYISO wholesale market. Greenidge opportunistically increases or decreases the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

Greenidge’s primary business objective is to grow revenue by further leveraging its capability to own captive power resources and expand its bitcoin mining operations and blockchain services offerings. Greenidge currently internally generates all the power it requires for bitcoin mining and does not purchase power from any third-party suppliers for either its mining or power generation operations. Greenidge believes that this behind-the-meter power generation capability provides a stable, cost-effective source of power for bitcoin mining activities. Greenidge’s behind-the-meter power generation capability provides it with stable delivery due to the absence of any contract negotiation risk with third-party power suppliers, the absence of transmission and distribution cost risk and the firm delivery of gas via Greenidge’s captive pipeline. Notwithstanding the structural stability of its behind-the-meter capabilities, Greenidge does however procure natural gas through a third-party energy manager which schedules delivery of Greenidge’s natural gas needs from the wholesale market which is subject to price volatility. Greenidge procures the majority of its gas at spot prices and enter into fixed price forward contracts from time to time for the purchase of a portion of anticipated natural gas purchases based on prevailing market conditions to partially mitigate the financial impacts of natural gas price volatility. These forward contracts qualify for the normal purchases and sales exception under ASC 815, Derivatives and Hedging, as it is probable that these contracts will result in physical delivery.

Volatility in the natural gas market may impact Greenidge’s results of operations. While natural gas prices decreased in 2020, partially due to COVID-19 related demand reduction, prices have been on an upward trajectory since June of 2021 and are expected to continue rising into 2022 due to low inventory levels. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. Greenidge procures the majority of its natural gas supply from the Millennium Pipeline price hub which provides relatively low market rates for natural gas.

Current gas prices are also consistent with Millennium East pool forward gas prices and Greenidge expects this trend to continue going forward. The most material factor that causes price volatility in Greenidge natural gas supply is cold weather related increases in demand during the winter months. Greenidge typically hedges a portion of the gas during this period in order to minimize the impact of weather-related gas price volatility on its operations by entering into physically settled natural gas forward contracts with its energy manager. Furthermore, Greenidge has procured firm natural gas transportation capacity at a fixed rate for a portion of its natural gas supply, thereby reducing its exposure to volatility in natural gas transportation costs. Gas transportation is procured through a long-term contract with an expiration date in September 2030. Greenidge believes there are no material renegotiation or counterparty risks for either gas forward contracts or firm transportation.

On July 2, 2021, Greenidge announced that it had signed a letter of intent to execute a 10-year lease for a facility in Spartanburg, South Carolina at which Greenidge intends to develop its next bitcoin mining operation, using existing electrical infrastructure at the location. We have not yet executed a binding lease for the Spartanburg facility, no major terms have been agreed to between the parties, no commitment with respect thereto has arisen and there can be no assurance that a satisfactory agreement can be reached, however Greenidge expects that operations at the Spartanburg facility will commence in late 2021 or early 2022 and will be fully carbon neutral.

Merger

On September 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among Greenidge, Support and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support, the separate corporate existence of Merger Sub ceased and Support survived as a wholly owned subsidiary of Greenidge. At the effective time of the Merger (the “Effective Time”), we issued 2,998,261 shares of class A common stock in exchange for all shares of common stock, par value $0.0001, of Support and all outstanding stock option and restricted stock units of Support.

Increase in Authorized Capital

On September 13, 2021, we filed an amendment to our certificate of incorporation to increase our authorized capital stock. Following the amendment, our authorized capital stock consists of 2,400,000,000 shares of class A common stock, par value $0.0001 per share, 600,000,000 shares of class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, we entered into a common stock purchase agreement(the “Purchase Agreement”) with B. Riley Principal Capital, LLC (the “Investor”) pursuant to which we have the right to “put”, or sell, to the Investor up to $500,000,000 of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. As provided in the Purchase Agreement, we may require the Investor to purchase shares of our class A common stock from time to time by delivering a put notice to the Investor specifying the total number of shares to be purchased. Under the applicable Nasdaq rules, in no event may we issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of our class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules. The per share purchase price for the shares of class A common stock that we elect to sell to the Investor pursuant to the Purchase Agreement, if any, will be determined by reference to the volume weighted average price of our class A common stock for the full period of regular trading hours on Nasdaq on the applicable purchase date on which we have timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that we received aggregate cash proceeds of $200,000,000 as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the purchase agreement to the extent that such purchase would cause the Investor to own more than 4.99% of our issued and outstanding shares of class A common stock.

In connection with the Purchase Agreement, we entered into a registration rights agreement with the Investor pursuant to which we agreed to prepare and file a registration statement registering the resale by the Investor of those shares of our class A common stock to be issued under the Purchase Agreement.

Proposed Registered Notes Offering

On September 20, 2021, we filed a registration statement on Form S-1 (the “Notes Registration Statement”) under the Securities Act pursuant to which we expect to offer senior unsecured notes (the “Notes”) in an underwritten public offering (the “Notes Offering”). The specific terms and tenor of the Notes have not yet been determined, but we currently anticipate an offering size of approximately $100 million with a 15% overallotment option and a tenor of 5 years, with customary redemption features for notes of this type. We intend to use the net proceeds from the Notes Offering for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital. The Notes will be issued in minimum denominations of $25.00 and integral multiples of $25.00 in excess thereof. The Offering is subject to market and other conditions, including the effectiveness of the Notes Registration Statement filed under the Securities Act.

Miner Fleet Growth

Greenidge began mining bitcoin in 2019 with the construction of a pilot data center to operate approximately 1 MW of bitcoin mining capacity located at its power generation facility in the Town of Torrey, New York. Greenidge launched a commercial data center for bitcoin mining and blockchain services in January 2020, and as of December 31, 2020, Greenidge had approximately 6,900 miners deployed on its site capable of producing an estimated aggregate hash rate capacity of approximately 0.4 exahash per second (“EH/s”). Although the number of miners deployed provides a sense of scale of cryptocurrency mining operations as compared to Greenidge’s peers, management believes that hash rate, or the number of hashes a miner can perform in each second, typically expressed in EH/s or terahash per second (“TH/s”) and used as a measure of computational power or mining capacity used to mine and process transactions on a blockchain such as bitcoin, provides a more comparable measure of Greenidge’s fleet’s ability to process cryptocurrency transactions as compared to other bitcoin mining operations.

During the first six months of 2021, Greenidge deployed approximately 4,700 additional miners comprised primarily of MicroBT M30 and M31 Whatsminers, bringing its estimated maximum hash rate to 0.83 EH/s consuming approximately 32 MW of the power plant’s total capacity of approximately 106 MW. As of June 30, 2021, in aggregate, Greenidge had approximately 11,700 miners deployed on its site capable of producing an estimated aggregate hash rate capacity of 0.83 EH/s and had entered into additional commitments to acquire 2,000 Bitmain S19 Units scheduled to be delivered and installed beginning in the third quarter of 2021 and 1,000 MicroBT M30 Whatsminers, 800 S19j Bitmain Antminers and 1,400 S19j Pro Bitmain Antminers scheduled for deployment in the third and fourth quarters of 2021. Greenidge has also entered into commitments for an additional 14,600 S19j Pro Bitmain Antminers to be delivered and installed through 2022.

Between July 1, 2021 and August 31, 2021, Greenidge deployed all 2,000 of the previously committed S19 Pro Bitmain Antminers and approximately 1,500 M30 Whatsminers, of which 500 were previously committed.

With the full deployment of these new miners, Greenidge’s total fleet is expected to comprise approximately 32,500 total miners and is expected to consume approximately 95 MW of electricity. These new advanced miners have substantially greater hash rate capacities and use electric power more efficiently than Greenidge’s existing miner fleet. With the deployment of the aforementioned miners in 2021, Greenidge expects to be able to achieve a total hash rate capacity of at least 1.4 EH/s by the end of 2021. After deploying all of its miners contracted to be purchased, Greenidge expects to achieve a total hash rate capacity of approximately 2.9 EH/s.

Business Environment

The second quarter of 2021 saw a continuation of quarterly sequential revenue growth driven by cryptocurrency mining revenue due to the miner fleet growth. The higher hashrate capacity combined with a lower level of mining difficulty and a higher average bitcoin value during the second quarter of 2021 fueled the revenue growth as compared to the first quarter of 2021. Total revenue grew 46% sequentially, with cryptocurrency mining revenue growing 56% and power and capacity revenue growing 2%. The revenue growth drove a sequential 180% growth in income from operations.

Results of Operations

Comparison of Quarters Ended June 30, 2021 and 2020 (Amounts denoted in $000’s)

The following table sets forth key components of the results of operations of Greenidge during the quarters ended June 30, 2021 and 2020.

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Total revenue	$16,176	$4,672	$11,504	246.2%
Cost of revenue (exclusive of depreciation and amortization shown below)	4,724	2,582	2,142	83.0%
Selling, general and administrative expenses	4,565	1,189	3,376	283.9%
Depreciation and amortization	1,603	1,130	473	41.9%
Income (loss) from operations	5,284	(229)	5,513	N/A
Other income (expense):
Interest expense	(202)	-	(202)	N/A
Interest expense - related party	-	(273)	273	N/A
Loss on sale of digital assets	(154)	(44)	(110)	250.0%
Other expense, net	(13)	(25)	12	-48.0%
Total other expense, net	(369)	(342)	(27)	7.9%
Income (loss) before income taxes	4,915	(571)	5,486	N/A
Provision for income taxes	(1,397)	-	(1,397)	N/A
Net income (loss)	$3,518	$(571)	$4,089	N/A

Revenue

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Cryptocurrency mining	$14,064	$3,341	$10,723	321.0%
Power and capacity	2,112	1,331	781	58.7%
Total revenue	$16,176	$4,672	$11,504	246.2%

Cryptocurrency mining revenue. For its cryptocurrency mining revenue, Greenidge generates electricity on-site from its power plant and uses that electricity to power ASIC miners, generating bitcoin which it then exchanges for U.S. dollars or holds in its wallet. Greenidge’s cryptocurrency mining revenue increased by $10.7 million, or 321.0%, to $14.1million for the quarter ended June 30,2021 from $3.3 million for the quarter ended June 30, 2020. Such increase was attributable to Greenidge's increased mining fleet from an average hash rate of approximately 0.37 EH/s for the quarter ended June 30, 2020 to an average of 0.64 EH/S for the quarter ended June 30, 2021. The increase in Greenidge’s cryptocurrency mining revenue from the quarter ended June 30, 2020 to the quarter ended June 30, 2021, is a function of increased average bitcoin selling price and growth in Greenidge’s hashrate capacity, offset by increased difficulty and the halving event. For the quarter ended June 30, 2021, Greenidge mined 315 bitcoins at an average price of approximately $42,781 as compared to 380 bitcoins at an average price of approximately $8,695 in the same period in 2020. The 392% increase in bitcoin price and Greenidge’s growth in hashrate were beneficial to bitcoin mining revenue, but were partially offset by other factors including the halving event, which occurred in May 2020 and reduced the block reward from 12.5 bitcoin per block to 6.25 bitcoin per block, and a 47% average difficulty increase.

Power and capacity revenue. Power and capacity revenue is earned when Greenidge sells capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, Greenidge earns revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Greenidge's power and capacity revenue increased by $0.8 million, or 58.7%, to $2.1 million for the quarter ended June 30, 2021 from $1.3 million for the quarter ended June 30, 2020. Power revenue was comparatively higher in the quarter ended June 30, 2021 due to warmer weather in the month of June of 2021 as compared to 2020 and lower power demand in general in 2020 due to the COVID-19 lockdowns. For the quarter ended June 30, 2021, 51% higher prices were partially offset by a 21% decline in volume. These increase in prices were driven by higher demand caused by more extreme weather during 2021 as compared to the period in 2020 that the plant was online and the New York stay-at-home regulations during 2020, which reduced the demand for power. As the COVID-19 regulations are lifted, Greenidge does not anticipate further COVID-19 impacts in the future unless further COVID-19 outbreaks require further statewide shutdowns.

The components of revenue, expressed as a percentage of total revenue were:

	Quarters Ended June 30,
	2021	2020
Cryptocurrency mining	86.9%	71.5%
Power and capacity	13.1%	28.5%
Total revenue	100.0%	100.0%

For the quarters ended June 30, 2021 and 2020, Greenidge’s power customer accounted for 13.1% and 28.5% of Greenidge’s total revenue, respectively. For cryptocurrency mining, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators and the individual contracts with pool operators have a one-day term, which allows Greenidge the option to change pool operators at any time. Revenues from Greenidge’s largest pool operator comprised approximately 75% and 61% of total revenues for the quarters ended June 30, 2021 and 2020, respectively. There are no revenues derived from assets outside the United States during the quarters ended June 30, 2021 and 2020.

Cost of revenue (exclusive of depreciation and amortization)

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Cryptocurrency mining	$2,754	$1,362	$1,392	102.2%
Power and capacity	1,970	1,220	750	61.5%
Total cost of revenue	$4,724	$2,582	$2,142	83.0%

Cost of cryptocurrency mining. Cost of cryptocurrency mining consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the cryptocurrency mining operation. Cost of sales excluding depreciation and amortization increased by $1.4 million, to $2.8 million for the quarter ended June 30, 2021 from $1.4 million for the quarter ended June 30, 2020. This increase was primarily due to the increases in Greenidge’s bitcoin mining fleet and hash rate.

Cost of power and capacity. Cost of power and capacity consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the power produced by Greenidge and sold to the grid. Cost of power and capacity revenue increased by $0.8 million, to $2.0 million for the quarter ended June 30, 2021 from $1.2 million for the quarter ended June 30, 2020. This increase was due to increased power demand which requires a corresponding increase in input costs, especially gas for the quarter ended June 30, 2021. The gas cost per dekatherm for the quarter ended June 30, 2021 was $2.17 as compared to $1.56 per dekatherm for the quarter ended June 30, 2020.

Selling, general and administrative expenses

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Selling, general and administrative expenses	$4,565	$1,189	$3,376	283.9%

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative payroll and benefits, business development costs, professional fees and insurance. Selling, general and administrative expenses for the quarter ended June 30, 2021 increased $3.4 million, or 283.9%, as compared to the same period in 2020, partially due to approximately $0.9 million of costs associated with the Merger and costs related to becoming a public company. Additionally, selling, general and administrative expenses increased due to costs related to the growth of corporate infrastructure to support the company’s growth including non-cash stock compensation of $0.4 million (as compared to none for the same period ended 2020).

Depreciation and amortization

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Depreciation and amortization	$1,603	$1,130	$473	41.9%

Depreciation and amortization for the quarter ended June 30, 2021 increased $0.5 million to $1.6 million for the quarter ended June 30, 2021 from $1.1 million for the quarter ended June 30, 2020 due to the purchase and deployment of additional miners.

Income (Loss) from operations

Income (Loss) from operations. Greenidge reported income from operations of $5.3 million for the quarter ended June 30, 2021 as compared to a loss from operations of $0.2 million for the quarter ended June 30, 2020. The improvement is primarily attributable to an increase in bitcoin mining hash rate as well as operating leverage, as a substantial portion of selling, general and administrative expenses are fixed.

Other income (expense), net

	Quarters Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Interest expense	$(202)	$-	$(202)	N/A
Interest expense - related party	-	(273)	273	N/A
Loss on sale of digital assets	(154)	(44)	(110)	250.0%
Other expense, net	(13)	(25)	12	-48.0%
Total other expense, net	$(369)	$(342)	$(27)	7.9%

Interest expense. Represents interest on outstanding indebtedness during the quarter ended June 30, 2021. There was interest expense for the quarter ended June 30, 2021 related to the secured financing entered into in 2021 associated with the purchase of additional miners.

Interest expense- related party. Represents interest on outstanding related party indebtedness due to the Controlling Stockholder and its affiliates for the quarters ended June 30, 2021 and 2020. The indebtedness to the Controlling Shareholder was deemed satisfied in full in connection with the January 29, 2021 restructuring and is no longer outstanding.

Loss on the sale of digital assets. Represents a loss in connection with the sale of digital assets (bitcoin) during the quarters ended June 30, 2021 and 2020.

Provision for income taxes

	Quarters Ended June 30,
$ in thousands	2021	2020
Income (loss) before income taxes	$4,915	$(571)
Provision for income taxes	$(1,397)	$-
Effective Tax Rate	28.4%	0.0%

Provision for income taxes: Represents estimated provision for income taxes for the quarters ended June 30, 2021 and June 30, 2020. Prior to January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes. The provision for income tax was $1.4 million for the quarter ended June 30, 2021, with an effective tax rate of 28.4%. The effective tax rate was higher than the Statutory federal rate primarily due to state income taxes.

Net Income (Loss)

Net income (loss). As a result of the factors described above, net income (loss) improved by $4.1 million to income of $3.5 million for the quarter ended June 30, 2021 from a loss of $0.6 million for the quarter ended June 30, 2020.

Comparison of Six Months Ended June 30, 2021 and 2020 (Amounts denoted in $000’s)

The following table sets forth key components of the results of operations of Greenidge during the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Total revenue	$27,239	$7,814	$19,425	248.6%
Cost of revenue (exclusive of depreciation and amortization shown below)	9,146	4,609	4,537	98.4%
Selling, general and administrative expenses	8,060	2,638	5,422	205.5%
Depreciation and amortization	2,864	2,163	701	32.4%
Income (loss) from operations	7,169	(1,596)	8,765	N/A
Other income (expense):
Interest expense	(368)	-	(368)	N/A
Interest expense - related party	(22)	(540)	518	-95.9%
Gain (loss) on sale of digital assets	141	(25)	166	N/A
Other income (expense), net	6	(16)	22	N/A
Total other expense, net	(243)	(581)	338	-58.2%
Income (loss) before income taxes	6,926	(2,177)	9,103	N/A
Provision for income taxes	(2,129)	-	(2,129)	N/A
Net income (loss)	$4,797	$(2,177)	$6,974	N/A

Revenue

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Cryptocurrency mining	$23,061	$5,630	$17,431	309.6%
Power and capacity	4,178	2,184	1,994	91.3%
Total revenue	$27,239	$7,814	$19,425	248.6%

Cryptocurrency mining revenue. For its cryptocurrency mining revenue, Greenidge generates electricity on-site from its power plant and uses that electricity to power ASIC miners, generating bitcoin which it then exchanges for U.S. dollars or holds in its wallet. Greenidge’s cryptocurrency mining revenue increased by $17.4 million, or 309.6%, to $23.1 million for the six months ended June 30, 2021 from $5.6 million for the six months ended June 30, 2020. Such increase was attributable to Greenidge’s increased mining fleet from an average hash rate of approximately 0.29EH/s for the quarter ended June 30, 2020 to an average of 0.5139 EH/s for the six months ended June 30, 2021. The increase in Greenidge’s cryptocurrency mining revenue from the six months ended June 30, 2020 to the six months ended June 30, 2021,is a function of increased average bitcoin selling price and growth in Greenidge’s hashrate capacity, offset by increased difficulty and the halving event. For the six months ended June 30,2021, Greenidge mined 528 bitcoins at an average price of approximately $41,297 and mined 673 bitcoins at an average price of approximately $8,311 in the same period in 2020. The 397% increase in bitcoin price and Greenidge’s growth in hashrate were beneficial to bitcoin mining revenue, but were partially offset by other factors including the halving event, which occurred in May 2020 and reduced the block reward from 12.5 bitcoin per block to 6.25 bitcoin per block, and a 43% average difficulty increase.

Power and capacity revenue. Power and capacity revenue is earned when Greenidge sells capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, Greenidge earns revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Greenidge's power and capacity revenue increased by $2.0 million, or 91.3%, to $4.2 million for the six months ended June 30, 2021 from $2.2 million for the six months ended June 30, 2020. The increase was mainly attributable to the fact that Greenidge took a planned outage to further build out its mining operation for a period during the first six months of 2020, while no such outage was taken in the first six months of 2021. Power revenue was also comparatively higher in the six months ended June 30, 2021 due to more extreme weather, which led to higher power demand during the period Greenidge was online. For the six months ended June 30, 2021, 85% higher prices were partially offset by a 5% decrease in volume. These increases in prices were driven by higher demand caused by more extreme weather during 2021 as compared to the period in 2020 that the plant was online and the New York stay-at-home regulations during 2020, which reduced the demand for power. As the COVID-19 regulations are lifted, Greenidge does not anticipate further COVID-19 impacts in the future unless further COVID-19 outbreaks require further statewide shutdowns.

The components of revenue, expressed as a percentage of total revenue were:

	Six Months Ended June 30,
	2021	2020
Cryptocurrency mining	84.7%	72.1%
Power and capacity	15.3%	27.9%
Total revenue	100.0%	100.0%

For the six months ended June 30, 2021 and 2020, Greenidge’s power customer accounted for approximately 15% and 28% of Greenidge’s total revenue, respectively. For cryptocurrency mining, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators and the individual contracts with pool operators have a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from Greenidge’s largest pool operator comprised approximately 73% and 65% of total revenue for the six months ended June 30, 2021 and 2020, respectively. There are no revenues derived from assets outside the United States during the six months ended June 30, 2021 and 2020.

Cost of revenue (exclusive of depreciation and amortization)

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Cryptocurrency mining	$5,150	$1,939	$3,211	165.6%
Power and capacity	3,996	2,670	1,326	49.7%
Total cost of revenue	$9,146	$4,609	$4,537	98.4%

Cost of cryptocurrency mining. Cost of cryptocurrency mining consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the digital mining operation. Cost of cryptocurrency mining revenue excluding depreciation and amortization increased by $3.2 million, to $5.2 million for the six months ended June 30, 2021 from $1.9 million for the six months ended June 30, 2020.This increase was primarily due to the increases in Greenidge’s bitcoin mining fleet and hash rate.

Cost of power and capacity. Cost of power and capacity consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the power produced by Greenidge and sold to the grid. Cost of power and capacity revenue increased by $1.3 million, to $4.0 million for the six months ended June 30, 2021 from $2.7 million for the six months ended June 30, 2020. This increase was due to increased power demand which requires a corresponding increase in input costs, especially gas for the six months ended June 30, 2021. The gas cost per dekatherm for the six months ended June 30, 2021 was $2.38 as compared to $1.66 per dekatherm for the six months ended June 30, 2020.

Selling, general and administrative expenses

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Selling, general and administrative expenses	$8,060	$2,638	$5,422	205.5%

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of administrative payroll and benefits, business development costs, professional fees and insurance. Selling, general and administrative expenses for the six months ended June 30, 2021 increased $5.4 million, or 205.5%, as compared to the same period in 2020, partially due to approximately $1.2 million of costs associated with the Merger and costs related to becoming a public company. Additionally, selling, general and administrative expenses increased due to costs related to the growth of corporate infrastructure to support the Company’s growth including non-cash stock compensation of $1.1 million (as compared to none for the same period ended 2020).

Depreciation and amortization

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Depreciation and amortization	$2,864	$2,163	$701	32.4%

Depreciation and amortization for the six months ended June 30, 2021 increased $0.7 million to $2.9 million due to the purchase and deployment of additional miners.

Income (loss) from operations

Income (Loss) from operations. Greenidge reported income from operations of $7.2 million for the six months ended June 30, 2021 as compared to a loss from operations of $1.6 million for the six months ended June 30, 2020. The improvement is primarily attributable to an increase in bitcoin mining hash rate as well as operating leverage, as a substantial portion of selling, general and administrative expenses are fixed.

Other income (expense), net

	Six Months Ended June 30,		Increase (Decrease)
$ in thousands	2021	2020	$ Amount	% Change
Interest expense	$(368)	$-	$(368)	N/A
Interest expense - related party	(22)	(540)	518	N/A
Gain (loss) on sale of digital assets	141	(25)	166	N/A
Other income (expense), net	6	(16)	22	N/A
Total other expense, net	$(243)	$(581)	$338	-58.2%

Interest expense. Represents interest on outstanding indebtedness during the six months ended June 30, 2021. There was interest expense for the six months ended June 30, 2020 related to the secured financing entered into in 2021 associated with the purchase of additional miners.

Interest expense- related party. Represents interest on outstanding related party indebtedness due to the Controlling Stockholder and its affiliates for the six months ended June 30, 2021 and 2020. The indebtedness to the Controlling Shareholder was deemed satisfied in full in connection with the January 29, 2021 restructuring and is no longer outstanding.

Gain (loss) on the sale of digital assets. Represents the change in value of digital assets (bitcoin) between the time the bitcoin is earned and liquidated during the six months ended June 30, 2021 and 2020.

Provision for income taxes

	Six Months Ended June 30,
$ in thousands	2021	2020
Income (loss) before income taxes	$6,926	$(2,177)
Provision for income taxes	$(2,129)	$-
Effective Tax Rate	30.7%	0.0%

Provision for income taxes. Represents estimated provision for income taxes for the six months ended June 30, 2021. Prior to January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes. The provision for income taxes was $2.1 million for the six months ended June 30, 2021, with an effective tax rate of 30.7%. The effective tax rate was higher than the Statutory federal rate primarily due to state income taxes, as well as the recognition of a deferred tax liability associated with the reorganization from an LLC to a corporation.

Net Income (Loss)

Net income (loss). As a result of the factors described above, net income (loss) improved by $7.0 million to income of $4.8 million for the six months ended June 30, 2021 from a loss of $2.2 million for the six months ended June 30, 2020.

Key Metrics and Non-GAAP Financial Measures

In addition to results determined in accordance with GAAP, Greenidge believes the following key metrics and non-GAAP measures are useful in evaluating its operational performance. Greenidge uses the following key metrics and non-GAAP financial information to evaluate its ongoing operations and for internal planning and forecasting purposes. Greenidge believes that non-GAAP financial information, when taken collectively with GAAP financial information, may be helpful to investors in assessing Greenidge’s operating performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

Bitcoins Mined

The number of bitcoins mined in the quarter ended June 30, 2021 was approximately 315 compared with approximately 403 bitcoins in the quarter ended June 30, 2020. Greenidge’s mining fleet grew from an average hash rate of approximately 0.37 EH/s for the quarter ended June 30, 2020 to an average of 0.64 EH/s for the quarter ended June 30, 2021. Despite this growth in the number of miners, Greenidge saw a decrease in bitcoins mined quarter over quarter. Several factors impacted the rate at which bitcoin is mined, including an increase in overall network difficulty (a measure of how difficult it is to earn a block reward) of 47% on average during this period, as well as the halving event which occurred in May 2020. The halving event reduced the block reward from 12.5 bitcoin per block to 6.25 bitcoin per block, effectively reducing the total bitcoins mined across the entire bitcoin network by half. This halving event, which occurs approximately every four years, paired with an increase in network difficulty led to a decline in the number of bitcoins mined by Greenidge for the quarter ended June 30, 2021 as compared with the quarter ended June 30, 2021.

The number of bitcoins mined in the six months ended June 30, 2021 was approximately 528 as compared to 685 during the six months ended June 30, 2020.

Network transaction fees are charged to users of the bitcoin network for moving bitcoin on the blockchain, and are paid to the miners along with the block reward when a miner solves a block. The percentage of transactions fees paid to miners as compared to total bitcoins mined for the periods presented fluctuate with network congestion, which happens in periods of high transaction volume as well as periods that experience sudden drops in network hashrate (slowing down transaction processing). Transaction fees as a percentage of block rewards are expected to continue to be volatile, and this percentage is expected to generally trend upward as block rewards halve and assuming adoption of bitcoin continues to increase transaction volume.

Power and Mining Capacity

As of June 30, 2021 and June 30, 2020 Greenidge had a power capacity (when not mining) of approximately 106MW and a mining capacity of approximately 32MW and 17MW, respectively. Greenidge’s power capacity is the measure of total rated net MW output of Greenidge’s power plant and represents the maximum useful output of Greenidge’s power generation facilities, whereas mining capacity is the number of rated net MW output from Greenidge’s power generation facilities devoted to bitcoin mining activity.

Revenue and Cost of Revenue (exclusive of depreciation and amortization) per MWh

	Quarters Ended June 30,		Six Months Ended June 30,
$ in thousands	2021	2020	2021	2020
Revenue
Cryptocurrency mining	$14,064	$3,341	$23,061	$5,630
Power and capacity	$2,112	$1,331	$4,178	$2,184
Revenue per MWh
Cryptocurrency mining	$220	$106	$206	$115
Power and capacity	$51	$25	$51	$25
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency mining	$2,754	$1,362	$5,150	$1,939
Power and capacity	$1,970	$1,220	$3,996	$2,670
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency mining	$43	$43	$46	$40
Power and capacity	$47	$23	$49	$31
MWh
Cryptocurrency mining	63,803	31,595	112,089	48,786
Power and capacity	41,747	53,045	82,075	86,574

Cryptocurrency mining revenue per MWh and power and capacity revenue per MWh are used by management to consider the extent to which it will generate electricity to either mine cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation and amortization) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized. Depreciation and amortization costs are excluded from the cost of revenue (exclusive of depreciation and amortization) per MWh metric; therefore, not all cost of revenues for cryptocurrency mining and power and capacity are fully reflected. To the extent any other bitcoin miners are public or may go public, the cost of revenue (exclusive of depreciation and amortization) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to business development, fair value adjustments for certain financial liabilities (including asset retirement obligations), costs associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Greenidge’s performance that is neither required by, nor presented in accordance with, GAAP. Greenidge believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Greenidge may incur future expenses similar to those excluded when calculating these measures. In addition, Greenidge’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Greenidge’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. Greenidge compensates for these limitations by relying primarily on its GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate Greenidge’s business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the periods indicated (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
$ in thousands	2021	2020	2021	2020
Net income (loss)	$3,518	$(571)	$4,797	$(2,177)
Provision for income taxes	1,397	-	2,129	-
Interest expense, net	202	273	390	540
Depreciation and amortization	1,603	1,130	2,864	2,163
EBITDA	6,720	832	10,180	526
Stock-based compensation	407	-	1,063	-
Merger and public company filing related costs (1)	938	-	1,248	-
Adjusted EBITDA	$8,065	$832	$12,491	$526

(1)
Merger and public company filing costs relate to costs associated with the merger with Support.com, the corporate reorganization from an LLC, public registration of shares and associated costs.

Liquidity and Capital Resources

On June 30, 2021, Greenidge had cash and cash equivalents of $37.9 million and an accumulated deficit of $20.1 million. To date, Greenidge has primarily relied on debt and equity financing to fund its operations and to meet ongoing working capital needs and to execute on the initial stages of its business plan. On January 29, 2021, Greenidge completed a private placement offering of 1,620,000 shares of series A preferred stock, at a price per share of $25.00, to certain individuals and investors for an aggregate amount of $40.5 million. Even with the successful closing of the private placement offering and the cash and cash equivalents available from the Merger, Greenidge may seek to raise capital through alternative sources, such as a public offering, an additional private placement of its equity or debt securities or traditional or non- traditional credit type facilities.

For example, on September 15, 2021, Greenidge entered into the Purchase Agreement with the Investor, pursuant to which Greenidge has the right to sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. There can be no assurance that Greenidge will be able to sell shares of class A common stock on favorable terms, or at all. Additionally, on September 20, 2021, Greenidge filed the Notes Registration Statement in connection with the Notes Offering with an anticipated offering size of approximately $100 million with a 15% overallotment option and a tenor of 5 years. The specific terms and tenor of the Notes have not yet been determined and we may not be able to complete the offering at the anticipated offering size, on favorable terms, or at all. We intend to use the net proceeds from any sales of our class A common stock under the Purchase Agreement and from the Debt Offering, if any, for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures and funding working capital.

If Greenidge raises additional equity financing, its stockholders may experience significant dilution of their ownership interests, and the per share value of its class A common stock could decline. Furthermore, if Greenidge engages in debt financing, the debt holders would likely have priority over its stockholders, on order of payment preference.

While Greenidge held a relatively small amount of digital assets for an extended period as of June 30, 2021, Greenidge’s current business strategy is to sell digital assets within a short period after earning such assets. Greenidge may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Greenidge’s liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments

The following table summarizes Greenidge’s contractual obligations and other commitments (in thousands) as of June 30, 2021, and the years in which these obligations are due:

		Less than	1 - 3
$ in thousands	Total	1 Year	Years
Notes payable (1)	$43,791	$20,798	$22,993
Equipment lease (2)	$680	$544	$136
Natural gas commitments (3)	$1,718	$1,718	$-
Purchase commitments (4)	$22,471	$22,471	$-

(1)
The Notes payable amounts presented in the above table include financed principal obligations plus estimated contractual future interest and risk premium payments.
(2)
Equipment finance lease obligations include fixed monthly rental payments and exclude estimated revenue sharing payments.
(3)
Represents off balance sheet arrangements to purchase gas through March 1, 2022.
(4)
Represents miner purchase commitments as of June 30, 2021.

The Notes payable are associated with equipment finance and security agreements that financed the purchase of miners that have been delivered. These notes carry an annual interest rate of between 15% - 17%, and are repaid by way of blended payments of interest and principal, as well as an additional risk premium payment, with the final payment due 18 months from delivery date.

In March 2021, Greenidge entered into an equipment lease agreement for certain mining units. In conjunction with the lease agreement, Greenidge recorded a finance lease obligation of $1.2 million and a right-of-use asset of $1.4 million. The lease includes obligations for a monthly fixed payment of less than $0.1 million and a revenue sharing obligation of 10% of the revenue attributable to the miners purchased. The lease ends in August 2022, at which point the equipment transfers to Greenidge.

As of June 30, 2021 Greenidge had outstanding commitments to purchase an additional 6,300 miners with a remaining cash commitment of $22.5 million, which has been included in the table above. The Company has $23.5 million of committed financing associated with these miners that will be funded upon delivery. These purchase commitments are cancellable only by Greenidge; however, if Greenidge were to cancel, Greenidge would forfeit the equipment deposits paid.

The $23.5 million of committed financing for the miner purchase commitments are generally for a term of 18 months from delivery date with interest rates between 15% to 17%and require an additional risk premium payment.

Since the end of the second quarter through September 16, 2021, Greenidge had purchased and deployed approximately 1,000 M30 Whatsminers and ordered an additional 11,500 S19j Pro Bitmain Antminers. The aggregate amount of these additional purchases was approximately $73.0 million.

In the next twelve months, Greenidge expects that its operations and committed financing arrangements will provide sufficient cash for its operating expenses, purchase commitments, capital expenditures, interest payments and debt repayments. This is predicated on Greenidge achieving its forecast which could be negatively impacted by items outside of its control, in particular, significant decreases in the price of Bitcoin, regulatory changes concerning cryptocurrency or other macroeconomic conditions (including if further COVID-19 outbreaks require further statewide shutdowns) and the other matters identified in Part II, Item 1A. “Risk Factors” of this Quarterly report on For 10-Q.

Summary of Cash Flow

The following table provides information about Greenidge’s net cash flow (in thousands) for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
$ in thousands	2021	2020
Net cash provided by operating activities	$9,402	$695
Net cash used in investing activities	(29,581)	(8,913)
Net cash provided by financing activities	53,017	-
Net change in cash and cash equivalents	32,838	(8,218)
Cash and cash equivalents at beginning of year	5,052	11,750
Cash and cash equivalents at end of period	$37,890	$3,532

Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2021, as compared to $0.7 million for the six months ended June 30, 2020. The increase in the operating cash flow during the first six months of 2021 as compared to 2020 was driven primarily by the cash generated from net income (which is the net income adjusted for depreciation, deferred taxes, accretion of asset retirement obligations, (gain) loss on sale of digital assets, stock-based compensation and loss on environmental liability), which improved by approximately $9.1 million.

Net cash used in investing activities was $29.6 million for the six months ended June 30, 2021, as compared to $8.9 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the net cash used in investing activities significantly increased as compared to the prior year due to the Company’s expansion of its miner fleet for cryptocurrency mining.

Net cash provided by financing activities was $53.0 million for the six months ended June 30, 2021, as compared to $0.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock, $17.1 million from notes payable and capital lease obligations and $1.0 million from stock options exercised, offset by repayments on notes payable and finance lease obligations related to equipment finance agreements of $2.2 million.

Emerging Growth Company Status

Greenidge qualifies as an “emerging growth company” under the JOBS Act. As a result, it is permitted to, and intends to, rely on exemptions from certain disclosure requirements. For so long as Greenidge is an emerging growth company, it will not be required to:

•
have an auditor report on its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•
submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and
•
disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Greenidge has elected to take advantage of the benefits of this extended transition period. Its financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Greenidge will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which its total annual gross revenues exceed $1.07 billion, (ii) the date that it becomes a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of its class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter, or (iii) the date on which it has issued more than $1 billion in non-convertible debt during the preceding three year period.

Critical Accounting Policies and Estimates

Greenidge believes the following accounting policies are most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Accounts Receivable

Greenidge provides credit in the normal course of business to its power customer, the NYISO. Greenidge performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. There are currently no accounts receivable associated with cryptocurrency mining revenues.

Digital Assets

Digital assets are included in current assets in the accompanying consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, and are accounted for in connection with Greenidge’s revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital currencies, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, Greenidge has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If Greenidge concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Greenidge assessed these digital assets and determined no impairment existed as of June 30, 2021. As of June 30, 2021, Greenidge’s digital assets consisted of approximately 29.2 bitcoins compared to 26.1 bitcoins as of December 31, 2020.

Digital assets awarded to Greenidge through its mining activities are included within the operating activities in the accompanying consolidated statements of cash flows. Greenidge accounts for its gains or losses in accordance with the last in, first out (“LIFO”) method of accounting. Gains and losses from the sales of digital assets are recorded in other income (expense) in the accompanying consolidated statements of operations.

While management uses available information to evaluate and recognize impairment losses on digital assets, further reductions in the carrying amounts may be necessary based on the changes in the underlying value of bitcoin.

Emissions Expense and Credits

Greenidge generates carbon dioxide emissions in conjunction with its energy producing activities. As a result, Greenidge incurs emissions expense and is required to purchase emission credits, which are valued at cost, to offset the liability. Greenidge participates in the Regional Greenhouse Gas Initiative (“RGGI”), which requires, by law, that Greenidge remit credits to offset 50% of Greenidge’s annual emission expense in the following year, for each of the years in the three-year control period (January 1, 2021 to December 31, 2023) with final settlement required subsequent to the three-year control period. Greenidge recognizes expense on a per ton basis, where one ton is equal to one RGGI credit. After the control period ends, Greenidge will remit credits to extinguish the remaining emission expense liability. Greenidge recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.

The RGGI credits are recorded on a first in, first out basis.

Asset Retirement Obligations

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. The obligations represent the present value of the estimated costs for an asset’s future retirement discounted using a credit-adjusted risk-free rate and are recorded in the period in which the liability is incurred. These liabilities recognized by Greenidge relate to its landfill and the decommissioning costs of a coal ash pond that is currently only used for water discharge.

Greenidge owns and operates a landfill located on its property in the Town of Torrey, NY. As required by the NYSDEC, landfills are required to fund a trust or provide an equivalent financial commitment to cover expenses for approximately 30 years of estimated expenses to maintain the landfill after a landfill has ceased operations. As of June 30, 2021, the landfill owned by Greenidge is a fully permitted, operational landfill and acts as a leachate treatment facility. An annual report is completed by a third-party engineering firm to provide environmental compliance and calculate combined closure and post-closure costs, discounted to current year dollars. In lieu of a trust, Greenidge has negotiated with its largest equity member to maintain a letter of credit guaranteeing the payment of the liability. In accordance with ASC 410-20, Asset Retirement Obligations, Greenidge has recorded an environmental liability of $5.0 million and $4.9 million as of June 30, 2021 and December 31, 2020, respectively. The letter of credit related to this liability was for $5.0 million at June 30, 2021.

Greenidge has an obligation associated with coal combustion residuals associated with the closure of a coal ash pond located on its property in the Town of Torrey, NY as coal combustion residuals are subject to Federal and State regulations. In accordance with Federal law and ASC 410-20, Asset Retirement Obligations, Greenidge recorded an asset retirement obligation of $2.3 million as of both June 30, 2021 and December 31, 2020. There were no changes to cash flow estimates related to the coal ash pond asset retirement obligation during the first six months of 2021. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with coal combustion residuals regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

Cryptocurrency Mining Revenue

Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and Greenidge’s enforceable right to compensation only begins when Greenidge provides computing power to the mining pool operator. In exchange for providing computing power, Greenidge is entitled to a theoretical fractional share of the cryptocurrency award the mining pool operator receives less digital asset transaction fees to the mining pool operator. Revenue is measured as the value of the fractional share of the cryptocurrency award received from the pool operator, which has been reduced by the transaction fee retained by the pool operator, for Greenidge’s pro rata contribution of computing power to the mining pool operator for the successful solution of the current algorithm.

Providing computing power in digital asset transaction verification services is an output of Greenidge’s ordinary activities. The provision of providing such computing power is the only performance obligation in Greenidge’s contracts with mining pool operators. The transaction consideration Greenidge receives, if any, is noncash consideration, which Greenidge measures at fair value on the date received, which is not materially different than the fair value at the contract inception or the time Greenidge has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and Greenidge receives confirmation of the consideration it will receive, at which time revenue is recognized.

Pool fees paid by miners to pooling operators are based on a fixed percentage of the theoretical bitcoin block reward and network transaction fees received by miners. Pooling fees are netted against daily bitcoin payouts. Greenidge does not expect any material future changes in pool fee percentages paid to pooling operators, however as pools become more competitive, these fees may trend lower over time.

Fair value of the cryptocurrency award received is determined using the quoted price on Greenidge’s primary exchange of the related cryptocurrency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, Greenidge may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results of operations.

Power and capacity revenue

Greenidge recognizes power revenue at a point in time, when the electricity is delivered to the NYISO and its performance obligation is met. Greenidge recognizes revenue on capacity agreements over the life of the contract as its series of performance obligations are met as capacity to provide power is maintained.

Sales tax, value-added tax, and other taxes Greenidge collects concurrent with revenue-producing activities are excluded from revenue. Incidental contract costs that are not material in the context of the delivery of goods and services are recognized as expense. There is no significant financing component in these transactions.

Off-Balance Sheet Arrangements

As of June 30, 2021, Greenidge had 685,000 mmbtu of natural gas purchased through March 1, 2022 at an average cost of $2.51 / mmbtu, which represents an aggregate commitment of $1.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of Fiscal Year 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than discussed below, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our bitcoin mining data center. We were joined in the petition as a necessary party. The petition asserts two errors, by the Town of Torrey namely (1) a violation of General Municipal Law 239-m for failure to make the necessary referral to the County or Torrey Planning Committee prior to the Town’s approval of the site plan; and (2) a violation of the State of New York Environmental Quality Review Act for, among other things, failing to identify all areas of environmental concern or scrutinizing the potential environmental impacts of the planned expansion of our data center. The matter was adjourned, during which time the General Municipal Law referral issue was rectified, leaving only the SEQRA matter. We have successfully defended similar SEQRA claims brought by the same petitioners in past litigation. Nevertheless, we cannot predict the outcome of this litigation. On April 19, 2021, the Town of Torrey Planning Board once again declared that the site plan application created no significant negative environmental impacts and again approved the proposed site plan. In light of the recent Town action, the petitioners have amended their pleadings against the Town of Torrey and requested that the Court set a new return date to have their claims fully addressed. We believe that the petitioners’ claims against the Town of Torrey have no merit.

Since the announcement of the Merger, six complaints have been filed by alleged individual stockholders of Support against Support, the individual directors of Support and, in two of the cases, Greenidge and Merger Sub in various U.S. federal district courts. Of these six complaints, two have been filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650-UNA, filed on May 5, 2021, and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672-UNA, filed on May 7, 2021. Three of the other lawsuits have been filed in the United States District Court for the Southern District of New York, namely: Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262-UNA, filed on May 12, 2021; Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584, filed on May 21, 2021; and, Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797, filed on May 28, 2021. The remaining lawsuit was filed in the United States District Court for the Eastern District of New York: Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647-UNA, filed on May 11, 2021. Support and individual members of the Support board are named as defendants in the Stein, Steinmetz, Broder, and Bowencomplaints, and Support, individual members of the Support board, Greenidge and Merger Sub are named as defendants in the Bell and Salerno complaints. The lawsuits generally allege that the Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger on May 4, 2021 is misleading and/or omits certain material information. In addition, one of the lawsuits (Salerno) also alleges that the members of the Support board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted the Support directors’ alleged breaches of fiduciary duty. All six lawsuits seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees. Support and, as applicable, Greenidge and Merger Sub believe these lawsuits are meritless and intend to defend against them vigorously.

On August 2, 2021, lawyers representing a seventh putative stockholder of Support sent a demand letter seeking additional disclosures regarding the proposed transaction and reserving their purported right to seek to enjoin the transaction.

On August 4, 2021, counsel for Bowen indicated orally to counsel for Support that he anticipates dismissing his lawsuit as moot in light of Support’s supplemental disclosures and seeking a mootness fee.

On August 9, 2021, counsel for plaintiff Steinmetz voluntarily dismissed the Steinmetz action, and counsel for plaintiffs Stein and Bell indicated in a status report to the court that they expect to dismiss the Stein and Bell actions as moot following the stockholder vote on the proposed transaction. Support expects that these three plaintiffs likewise will seek mootness fees.

Item 1A. Risk Factors

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment..

Risks Related to Our Business

Risks Related to Our Business Generally

We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs of bitcoin mining and power generation, as well as expansion plans, we will resume operating losses, which could negatively impact our operations, strategy and financial performance.

We have undergone a transformation in recent years and began bitcoin mining in May 2019. We have experienced recurring losses from operations in prior years. Our bitcoin mining business is in its early stages, and bitcoin and energy pricing and bitcoin mining economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the bitcoin mining and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the costs of bitcoin miners, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.

If, among other things, the price of bitcoin declines or mining economics become prohibitive, we could incur future losses. Such losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. While we are closely monitoring our cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact our financial performance.

While we have multiple sources of revenue from our business and operations, these sources of revenue currently all depend on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.

We operate a single source natural gas power generation facility that presently comprises and supports all of our business and operations. While we realize multiple sources of revenue from our business and operations, each current source of revenue is dependent on the continuing operation of our natural gas power generation facility in the Town of Torrey, New York. We have signed a letter of intent for a facility in Spartanburg, South Carolina at which we intend to develop our next bitcoin mining operation, using existing electrical infrastructure at the location. However, we have not yet executed a binding agreement for the Spartanburg facility, no major terms have been agreed to between the parties, no commitment with respect thereto has arisen and there can be no assurance that a satisfactory agreement can be reached. Power plants involve complex operations and equipment, much of which is subject to wear and tear in the normal course of operation. Further, equipment used in the operations of the power plant may also suffer breakdown or malfunction, physical disaster and sabotage. Substantially all of our power plant and bitcoin mining operations are operated with computer systems that may be subject to data security breaches, computer malfunction and viruses, and generally require continual software updates and maintenance. Repairing, replacing or otherwise fixing or addressing any of these or other issues may require the allocation of significant time, capital or other resources, such as technical capability, and during such period of time, we would be unable to operate our power plant and generate revenue. We may not have the adequate capital or other resources to fix or otherwise address these factors or issues in a timely manner or at all, and we may not have access to the necessary parts or equipment that are required to fix or otherwise address such factors or issues. Some of the parts and equipment necessary to operate the power plant may require long lead-times in order to acquire, either due to availability, production time or cycles, shipping or other factors, thereby making such parts or equipment difficult to acquire in a timely manner or on a cost-effective basis, if available at all.

Any disruption to our single power plant would cause a suspension of revenue generating activity and would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.

As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.

The aggregate computing power of the global bitcoin network has generally grown over time and we expect it to continue to grow in the future. To the extent the global hash rate continues to increase, the market share of and the amount of bitcoin rewards paid to any fixed fleet of miners will decrease. Therefore, in order to maintain our market share, we may be required to expand our mining fleet, which may require significant capital expenditures.

The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our operations, strategy and business.

Our operations, strategy and business will depend to a significant degree on the skills and services of our management, including Jeffrey Kirt, our Chief Executive Officer, Dale Irwin, our President and Timothy Rainey, our Chief Financial Officer.

At present, our management team is small, and we will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential power generation or other cryptocurrency mining opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

The loss of key members of management could inhibit our business. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the bitcoin industry. The market for highly qualified personnel in this industry is very competitive, and we may be unable to attract and retain such personnel. If we are unable to attract and retain such personnel, our business could be harmed.

It may take significant time, expenditure or effort for us to grow our business, including our bitcoin mining operations, through acquisitions, and our efforts may not be successful.

The number of bitcoin and other cryptocurrency mining companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency mining companies seek to grow their mining capacity or access additional sources of electricity to power their growing mining operations, the acquisition of existing cryptocurrency mining companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our bitcoin mining operations from our captive 106-megawatt power generation facility located in the Town of Torrey, New York. If we determine to expand our operations beyond the capacity of our 106-megawatt power generation facility, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency mining businesses or electricity generating power plants. On July 2, 2021, we announced that we had signed a letter of intent to execute a 10-year lease for a facility in Spartanburg, South Carolina at which we intend to develop our next bitcoin mining operation, using existing electrical infrastructure at the location. We have not yet executed a binding lease for the Spartanburg facility, no major terms have been agreed to between the parties, no commitment with respect thereto has arisen and there can be no assurance that a satisfactory agreement can be reached, however we expect that operations at the Spartanburg facility will commence in late 2021 or early 2022 and will be fully carbon neutral. However, attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long term growth prospects.

Our business and operating plan may be altered due to several external factors, including market conditions, the ability to procure equipment in a quantity, cost and timeline consistent with our business plan and the ability to identify and acquire additional locations to replicate the operating model in place at our existing facility.

We have developed a business plan that contemplates the anticipated completion of our build out in the Town of Torrey, NY as well as the acquisition of additional power generation assets where we envision replicating our existing business model. The business plan is predicated on certain assumptions regarding many factors, some of which include no disruption to current operations from regulatory changes requirements, and procurement of additional mining equipment of certain performance specifications at certain future dates and prices, as well as the acquisition of additional locations. Our business plan is subject to change to the extent we are not able to achieve the expected outcomes consistent with our current assumptions.

If we complete the Notes Offering, we will have substantial indebtedness, which could have important consequences to you.

If we complete the Notes Offering, we will have substantial indebtedness. This would result in increased fixed payment obligations and a portion of our operating cash flows, if any, being dedicated to the payment of principal and interest on such indebtedness, rather than for use in operations, capital expenditures, expansion, acquisitions or general corporate or other purposes. Additionally, even if we make all principal and interest payments when due, there may be an acceleration of our obligations to repay the indebtedness if we breach certain covenants, which would have a negative impact on our operating cashflows.

Moreover, as the indenture governing the Notes will not restrict our ability to incur additional indebtedness, we may incur additional indebtedness in the future, which may have a further negative impact on our operating cash flows.

The properties utilized by us in our bitcoin mining operations may experience damage, including damage not covered by insurance.

Our current bitcoin mining operation in the Town of Torrey, New York is, and any future bitcoin mining operations that we establish will be, subject to a variety of risks relating to physical condition and operation, including:

•
the presence of construction or repair defects or other structural or building damage;
•
any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•
any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms;
•
damage caused by criminal actors, such as cyberattacks, vandalism, sabotage or terrorist attacks; and
•
claims by employees and others for injuries sustained at our properties.

Any of these could render our bitcoin mining operations and/or power generation inoperable, temporarily or permanently, and the potential impact on our business is currently magnified because we currently operate from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Our property insurance covers approximately $197 million per occurrence on plant, including business interruption, and $50 million for bitcoin mining equipment in all cases, subject to certain deductibles. Our insurance may not be adequate to cover the losses we suffer as a result of these risks.

Our bitcoin may be subject to loss, theft or restriction on access.

We are subject to the risk that some or all of our bitcoin could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” which may be accessed to exchange a holder’s cryptocurrency assets. Access to our bitcoin assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. In general, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage wallets are generally more secure than hot wallets, but they are not ideal for quick or regular transactions, and we may experience lag time in our ability to respond to market fluctuations in the price of our bitcoin. We currently engage a third-party provider to hold our bitcoin in multi-signature cold storage wallets, and such third party provider maintains secure backups to reduce the risk of malfeasance, but the risk of loss of our bitcoin assets cannot be wholly eliminated. We utilize hot wallets on exchanges to liquidate daily bitcoin mining rewards (and amounts held in hot wallets are limited to one day’s worth of mining revenue, to mitigate risk of loss. Any restrictions on access to our hot wallets due to cybercrime or other reasons could limit our ability to convert bitcoin to cash.

Hackers or malicious actors may attempt to steal, bitcoin, such as by attacking the bitcoin network source code, exchange miners, third-party platforms, cold and hot storage locations or software, our general computer systems or networks, or by other means. As we increase in size, we may become a more appealing target of hackers or other malicious actors. In addition, if in the future we hold more of our generated bitcoin long term for investment purposes, the threat of the loss of our bitcoin to hackers would become a more substantial risk and the potential for substantial losses would grow.

Bitcoin are controlled by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our bitcoin and such private keys may not be capable of being restored.

Any of these events may adversely affect our business.

If bitcoin or other cryptocurrencies are determined to be investment securities, and we hold a significant portion of our assets in such cryptocurrency, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act. We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may be deemed an investment company if the value of our investment securities is more than 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. At the present time, the SEC does not deem the bitcoin that we own, acquire or mine as an investment security, and we do not believe any of the bitcoin we own, acquire or mine to be securities. Additionally, we do not currently hold a significant portion of our assets in bitcoin. However, SEC rules and applicable law are subject to change, especially in the evolving world of cryptocurrency, and further, the Investment Company Act analysis may not be uniform across all forms of cryptocurrency that we might mine or hold.

If the SEC or other regulatory body were to determine that bitcoin, or any other cryptocurrency that we may mine or hold in the future, constitutes an investment security subject to the Investment Company Act, and if we were to hold a significant portion of our total assets in such bitcoin or other cryptocurrency as a result of our mining activities and/or in investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items. Such a situation could be hastened if we choose to hold more of our mined bitcoin or other cryptocurrency rather than converting our mined bitcoin or cryptocurrency in significant part to U.S. dollars.

In such an event, we could determine that we have become an investment company. Limited exclusions are available under the Investment Company Act, including an exclusion granting an inadvertent investment company a one-year grace period from registration as an investment company. In that year, we would be required to take actions to cause the investment securities held by us to be less than 40% of our total assets, which could include acquiring assets with our cash and bitcoin or other cryptocurrency on hand, liquidating our investment securities or bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Such actions could require significant cost, disruption to our operations or growth plans and diversion of management time and attention.

If we were unable to qualify for an exemption from registration as an investment company, or fail to take adequate steps within the one-year grace period for inadvertent investment companies, we would need to register with the SEC as an investment company under the Investment Company Act or cease almost all business, and our contracts would become voidable. Investment company registration is time consuming and would require a restructuring of our business. Moreover, the operation of an investment company is very costly and restrictive, as investment companies are subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and Investment Company Act filing requirements. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations.

There has been limited precedent set for financial accounting of digital assets and so it is unclear how we will be required to account for digital asset transactions.

While we record digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification, or ASC, 350, there is currently no authoritative guidance under GAAP which specifically addresses the accounting for digital assets, including digital currencies.

We recognize bitcoin related revenue when bitcoins are earned. The receipt of bitcoins is generally recorded as revenue, using the spot price of a prominent exchange at the time of daily reward and bitcoins are recorded on the balance sheet at their cost basis and are reviewed for impairment annually.

A change in financial accounting standards or their interpretation could result in changes in accounting treatment applicable to our bitcoin business.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on us.

Current IRS guidance indicates that digital assets such as bitcoin should be treated and taxed as property, and that transactions involving the payment of ethereum or bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off- blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect an investment in us.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, Support had approximately $145.6 million in U.S. federal tax net operating loss (“NOLs”) carryforwards, the usage of which is subject to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If a corporation undergoes an “ownership change” within the meaning of Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for Support. Thus, our existing NOLs may be subject to limitations arising from the previous ownership change, and if we undergo an ownership change in connection with or after this offering, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in additional ownership changes under Section 382 of the Code subjecting our ability to use our NOLs to stricter limitations. For these reasons, we may not be able to utilize a material portion of the NOL carryforwards even if we attain profitability.

Bitcoin and Cryptocurrency Related Risks

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business, prospects or operations.

As bitcoin and cryptocurrencies generally have grown in both popularity and market size, governments around the world have reacted differently to them; certain governments have deemed them illegal, and others have allowed their use and trade without restriction. Based on stated efforts to curtail energy usage on mining, to protect investors or to prevent criminal activity, and in part to redirect interest into competing government-created cryptocurrencies, recent regulations have proliferated. In March 2021, a new law was proposed in India to criminalize the mining, transferring or holding of bitcoin and other cryptocurrencies, and current rules require extensive disclosure to the government of cryptocurrency holdings. At the same time, India is rumored to be developing its own centralized national digital currency. Similarly, China has also limited some mining and trading, although not possession, of cryptocurrency, ostensibly to reduce energy usage in a country representing an estimated 65% of bitcoin mining, but reports suggest such regulation is also designed, in part, to drive appetite for China’s own digital yuan. On April 16, 2021, Turkey imposed bans on the use of cryptocurrency as payment and now requires transactions of a certain size to be reported to a government agency in the wake of alleged fraud at one of Turkey’s largest exchanges. In addition, in May 2021, Iran announced a temporary ban on cryptocurrency mining as a way to reduce energy consumption amid power blackouts. Many jurisdictions, such as the United States, subject bitcoin and other cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements. Further, in January 2021, Russia adopted legislation to identify cryptocurrency as a digital asset and legitimize its trading, but also prohibit its use as a payment method; mining operations have also grown significantly in Russia since this time. Such varying government regulations and pronouncements are likely to continue for the near future.

In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”), and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the use cases of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or materially and adversely impact our business.

We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to mine bitcoin.

In general, bitcoin and our business of mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations and have an adverse effect on the price of bitcoin and our ability to mine bitcoin.

Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.

Our operating results will depend significantly on the price of bitcoin. Specifically, our revenues from our bitcoin mining operations are based principally on two factors: (1) our mining payouts from our third-party mining pools; and (2) the price of bitcoin. Accordingly, a decrease in the price of bitcoin will result in a decrease in our revenues. Moreover, the price of bitcoin has historically been subject to wide swings and significant volatility. This means that our operating results may be subject to significant volatility.

Bitcoin prices have historically been volatile and impacted by a variety of factors, including market perception, the degree to which bitcoin is accepted as a means of payment, the volume of purchases and sales of bitcoin by market participants, real or perceived competition from alternative cryptocurrencies as well as those factors discussed in this section “Risk Factors”.

We may not be able to compete effectively against other companies, some of whom have greater resources and experience.

We may not be able to compete effectively against present or future competitors. The bitcoin industry has attracted various high-profile and well-established competitors, some of whom have substantially greater liquidity and financial resources than us. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. In addition, new ways for investors and market participants to invest in bitcoin and cryptocurrencies continue to develop, and we may be adversely affected by competition from other methods of investing in bitcoin. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships and to successfully execute our business plan. If we are unable compete effectively, our business could be negatively affected.

The impact of geopolitical and economic events on the supply and demand for bitcoin is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptocurrencies, which could increase the price of bitcoin and other cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates. Such risks are similar to the risks of purchasing commodities in uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as cryptocurrencies are an emerging asset class, global crises and general economic downturns may discourage investment in bitcoin as investors could focus their investment on less volatile asset classes as a means of hedging their investment risk.

Bitcoin is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our class A common stock.

Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain and difficulty and cost in obtaining new hardware.

Our bitcoin miners are subject to malfunctions and normal wear and tear, and, at any point in time, a certain number of our bitcoin miners are typically off-line for maintenance or repair. The physical degradation of our miners will require us to replace miners that are no longer functional. Because we utilize many units of the same bitcoin miner models, if there is a model wide component malfunction whether in the hardware or the software that powers these miners, the percentage of offline miners could increase substantially, disrupting our operations. Any major bitcoin miner malfunction out of the typical range of downtime for normal maintenance and repair could cause significant economic damage to us.

Additionally, as technology evolves, we may need to acquire newer models of miners to remain competitive in the market. New miners can be costly and may be in short supply. Given the long production period to manufacture and assemble bitcoin miners and the current global semiconductor chip shortage, there can be no assurance that we can acquire enough bitcoin mining computers or replacement parts on a cost-effective basis – or at all – for the maintenance and expansion of our bitcoin mining operations. We rely on third parties, principally located in China, to supply us with bitcoin miners and shortages of bitcoin miners or their component parts, material increases in bitcoin miner costs, or delays in delivery of our orders, including due to trade restrictions and COVID-19 supply chain disruptions, could significantly interrupt our plans for expanding our bitcoin mining capacity in the near term and future.

Bitmain, a provider of bitcoin miners, adjusts its prices based on bitcoin mining revenues, so the cost of new machines is unpredictable but could be extremely high. As a result, at times, we may obtain Bitmain miners and other hardware from third parties at premium prices, to the extent they are available. Due to high demand and the limited number of suppliers, we must identify miners on terms we find attractive, negotiate to lock in the purchase and price and wait for delivery. As we wait for such miner delivery, we bear the risk of bitcoin price decreases and mining difficulty increases. Meanwhile, our competitors may be receiving and installing miners purchased at lower cost.

This upgrading and replacement process requires substantial capital investment and we may face challenges in doing so on a timely and cost-effective basis. Shortages of bitcoin mining computers could result in reduced bitcoin mining capacity and increased operating costs, which could materially delay the completion of our planned bitcoin mining capacity expansion and put us at a competitive disadvantage.

We face risks and disruptions related to the COVID-19 pandemic and supply chain issues, including in semiconductors and other necessary bitmining components, which could significantly impact our operations and financial results.

Our business was adversely impacted by the effects of the COVID-19 pandemic, in particular as a result of a decline in energy prices and the availability of bitcoin miners, and may continue to be adversely impacted in the future.

The COVID-19 pandemic outbreak has and may continue to adversely affect the economies of many countries, resulting in an economic downturn that may have an adverse effect on financial markets, energy and bitcoin prices, the demand for bitcoin and other factors that could impact our operating results.

China has also limited the shipment of certain products in and out of its borders, which could negatively impact our ability to receive bitcoin mining equipment from our China-based suppliers. Our third-party manufacturers, suppliers, sub-contractors and customers have been disrupted by worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our supply chain, shipments of parts for our existing miners, as well as any new miners we purchase, may be delayed. As our miners require repair or become obsolete and require replacement, our ability to obtain adequate replacements or repair parts from our manufacturer may therefore be hampered. Supply chain disruptions could therefore negatively impact our operations.

In addition, multiple factors including some related to the COVID-19 pandemic have created a global semiconductor shortage. Since the inception of the pandemic, factory shutdowns and limitations due to employee illness or public health requirements have significantly slowed output, while global demand for products requiring chips increased. These 2020-2021 challenges worsened a pre-existing semiconductor and other supply shortage. Semiconductor supply has not yet rebounded, and manufacturers across all industries are waiting and driving up demand and costs. While we have already purchased the bitcoin miners for our 2021 plans, any delay or disruption in delivery of these purchased miners, or future miners necessary for our success and growth, may have a material and negative impact on our bitcoin mining operations and financial results.

We may not adequately respond to rapidly changing technology.

Competitive conditions within the bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product developments and evolving industry standards. New technologies, techniques or products could emerge that offer better performance than the software and other technologies that we utilize, and we may have to transition to these new technologies to remain competitive. We may not be successful in implementing new technology or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business and operations may suffer.

A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address issues adequately or in a timely manner. Because our mining activities rely on the bitcoin network, negative developments with respect to that network may have an adverse effect on our business.

Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue to mine.

In general, as the number of bitcoin rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability also decreases. Decreased use and demand for bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the bitcoin rewards for solving blocks and transaction fees are not sufficiently high, fewer bitcoin miners will mine. At insufficiently attractive rewards, our costs of operations in total may exceed our revenues from bitcoin mining.

To incentivize bitcoin miners to continue to contribute processing power to the bitcoin network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by bitcoin miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the bitcoin network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If as a result transaction fees paid for bitcoin transactions become too high, bitcoin users may be reluctant to transfer bitcoin or accept bitcoin as a means of payment, and existing users may be motivated to hold existing bitcoin and switch from bitcoin to another digital asset or back to fiat currency for transactions, diminishing the aggregate amount of available transaction fees for bitcoin miners. Such reduction would adversely impact our results of operations.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

It is possible that, through computer or human error, theft or criminal action, our cryptocurrency could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, cryptocurrency transactions are irrevocable, and stolen or incorrectly transferred cryptocurrencies may be irretrievable, and we may have extremely limited or no effective means of recovering such cryptocurrencies. As a result, any incorrectly executed or fraudulent bitcoin transactions could adversely affect our business.

The bitcoin reward for successfully uncovering a block will halve several times in the future, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term “halving.” For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. It is expected that the next halving will likely occur in 2024. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140. Bitcoin has had a history of price fluctuations around the halving of its rewards, and there can be no assurance that any price change will be favorable or would compensate for the reduction in bitcoin mining reward in connection with a halving. If the award of bitcoin or a proportionate decrease in bitcoin mining difficulty does not follow these anticipated halving events, the revenue we earn from our bitcoin mining operations would see a corresponding decrease, and we may not have an adequate incentive to continue bitcoin mining.

We may not be able to realize the benefits of forks, and forks in a digital asset network may occur in the future which may affect the value of bitcoin held by us.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, a “fork” of the network would occur, with one prong of the network running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. After a fork, it may be unclear which fork represents the original asset and which is the new asset.

If we hold bitcoin at the time of a hard fork into two cryptocurrencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able to secure or realize the economic benefit of the new asset. Our business may be adversely impacted by forks in the bitcoin network.

The further development and acceptance of digital asset networks and other digital assets, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect an investment in us.

The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, including bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of bitcoin as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:

•
continued worldwide growth in the adoption and use of bitcoin as a medium to exchange;
•
governmental and quasi-governmental regulation of bitcoin and its use, or restrictions on or regulation of access to and operation of the bitcoin network or similar cryptocurrency systems;
•
changes in consumer demographics and public tastes and preferences;
•
the maintenance and development of the open-source software protocol of the network;

•
the increased consolidation of contributors to the bitcoin blockchain through bitcoin mining pools;
•
the availability and popularity of other cryptocurrencies and other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to cryptocurrencies;
•
environmental restrictions on the use of electricity to mine bitcoin and a resulting decrease in global bitcoin mining operations;
•
an increase in bitcoin transaction costs and a resultant reduction in the use of and demand for bitcoin; and
•
negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.

The outcome of any of these factors could have negative effects on our business.

It is possible that cryptocurrencies other than bitcoin could have features that make them more desirable to a material portion of the cryptocurrency user base and this could result in a reduction in demand for bitcoin, which could have a negative impact on the price of bitcoin and adversely affect us.

Bitcoin holds a “first-to-market” advantage over other cryptocurrencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure their respective blockchains and transaction verification systems. More users and miners makes a cryptocurrency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens this first-to-market advantage.

Despite the first-to-market advantage of the bitcoin network over other cryptocurrency networks, it is possible that another cryptocurrency could become comparatively more popular. If an alternative cryptocurrency obtains significant market share—either in market capitalization, mining power or use as a payment technology—this could reduce bitcoin’s market share and value. Substantially all of our mining revenue is derived from mining bitcoin and, while we may mine other cryptocurrencies in the future, we have no plans to do so currently and may incur significant costs if we choose to do so. For example, our current application-specific integrated circuit machines (i.e., our “miners”) are principally utilized for mining bitcoin and cannot mine other cryptocurrencies that are not mined utilizing the SHA-256 algorithm. As a result, the emergence of a cryptocurrency that erodes bitcoin’s market share and value could have a material adverse effect on our business.

We may be adversely affected by competition from other methods of investing in bitcoin.

We compete with other users and/or companies that are mining bitcoin or providing investors exposure to bitcoin without direct purchases of bitcoin and with other potential financial vehicles linked to cryptocurrency, including securities backed by or linked to bitcoin through entities similar to it. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in such other entities, or to invest in bitcoin or other cryptocurrency directly, as opposed to investing in us. Conversely, given the nascence of cryptocurrency market within the broader investment market, investors may associate entities involved in cryptocurrency mining, trading or related services with each other, and thus, public reports of challenges at any of such other entities may have a negative impact on our business. Finally, the emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and any negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our business. Such circumstances could have a material adverse effect on our operations and growth strategy.

We are subject to momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies and bitcoin in particular, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of bitcoin mined by us.

Our reliance on third-party mining pool service providers for our mining payouts may have a negative impact on our business.

We use third–party mining pools to receive our mining rewards from the network. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should a pool operator’s system suffer downtime for any reason, including, as a result of a cyber-attack, software malfunction or other similar issues for any reason, it would negatively impact our ability to receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses our own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our business and operations.

Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to cryptocurrency investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, changing governmental regulations about the legality of transferring or holding bitcoin and other cryptocurrency may prompt other banks and financial institutions to close existing bank accounts or discontinue banking or other financial services to such companies in the cryptocurrency industry, or even investors with accounts for transferring, receiving or holding their cryptocurrency. Specifically, China already restricts financial institutions from holding, trading or facilitating transactions in bitcoin. Similarly, other countries have proposed cryptocurrency legislation that could have a significant impact on the ability to utilize banking services in such countries for cryptocurrency. Both India and China, among other countries, are reportedly driving toward the development and adoption of a national digital currency – and taking legislative action that could be viewed as disadvantaging to private cryptocurrencies in the process.

Should such rules and restrictions continue or proliferate, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities, our business could be adversely affected.

Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.

We are subject to the rules enforced by The Office of Financial Assets Control of the US Department of Treasury (“OFAC”), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’S specially designated nationals list.

Power Generation Related Risks

Our operations and financial performance may be impacted by fuel supply disruptions, price fluctuations in the wholesale power and natural gas markets, and fluctuations in other market factors that are beyond our control.

Our power generation depends on our purchases of fuel and other products consumed during the production of electricity from a number of suppliers. Our operations and financial performance generally may be impacted by changes in the supply of fuel and other required products, price fluctuations in the wholesale power and natural gas markets, and other market factors beyond our control.

Delivery of these fuels to our facilities is dependent upon fuel transmission or transportation infrastructure, storage and inventory of fuel stocks, as well as the continuing financial viability of contractual counterparties. As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facility if fuel is limited or unavailable at any price, if a counterparty fails to perform, or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower power sales and/or higher costs to our bitcoin mining operations and thereby adversely affect our results of operations.

Separate from supply, market prices for power, capacity, ancillary services, natural gas, and oil are volatile, unpredictable and tend to fluctuate substantially. Disruptions in our fuel supplies may require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices and our costs are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. We buy significant quantities of fuel on a short-term or spot market basis. Prices for the natural gas that we purchase fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. Further, any changes in the costs of natural gas or transportation rates, changes in the relationship between such costs and the market prices of power, or an inability to procure fuel for physical delivery at prices that we consider favorable could all adversely affect our operations, the costs of meeting our obligations, and the profitability of our bitcoin mining, and thus, our operations and financial performance. Volatility in market prices for fuel and electricity may result from a number of factors outside of our control, including:

•
changes in generation capacity in our markets, including the addition of new supplies of power as a result of the development of new plants, expansion of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional transmission capacity;
•
disruption to, changes in or other constraints or inefficiencies of electricity, fuel or natural gas transmission or transportation;
•
electric supply disruptions, including plant outages and transmission disruptions;
•
changes in market liquidity;
•
weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
•
changes in commodity prices and the supply of commodities, including but not limited to natural gas and oil;
•
changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;
•
development of new fuels, new technologies and new forms of competition for the production of power;
•
fuel price volatility;
•
changes in capacity prices and capacity markets.
•
federal, state and foreign governmental environmental, energy and other regulation and legislation, including changes therein and judicial decisions interpreting such regulations and legislation;
•
the creditworthiness and liquidity of fuel suppliers and/or transporters and their willingness to do business with us; and
•
general economic and political conditions.

Such factors and the associated fluctuations in power and natural gas prices have affected our wholesale power generation profitability and cost of power for bitcoin mining activities in the past and will continue to do so in the future.

Changes in technology may negatively impact the value of our NY power plant and any future power plants.

Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which are currently being subsidized and expanded by the State of New York, where we currently operate (as well as by state or local governments in areas where we may operate in the future), to address global climate change concerns. It is possible that technological advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our NY power plant. As a result of these factors, the value of our generation facilities could be significantly reduced.

We sell capacity, energy and ancillary services to the wholesale power grid managed by the NYISO. Our business may be affected by the actions of nearby states or other governmental actors in the competitive wholesale marketplace.

We sell capacity, energy and ancillary services to the wholesale power grid managed by the NYISO. The competitive wholesale marketplace may be impacted by out-of-market subsidies provided by states or state entities, including bailouts of uneconomic nuclear plants, imports of power from Canada, renewable mandates or subsidies, mandates to sell power below our cost of acquisition and associated costs, as well as out-of-market payments to new or existing generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to decreased energy market revenues or premature retirement of existing facilities, including those owned by us. If these measures continue, capacity and energy prices may be suppressed, and we may not be successful in our efforts to insulate the competitive market from this interference. Our wholesale power revenue may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive wholesale markets or to own and operate rate-regulated facilities that provide capacity, energy and ancillary services that could be provided by competitive market participants.

The availability and cost of emission allowances could adversely impact our costs of operations.

We are required to maintain, through either allocations or purchases, sufficient emission allowances for SO2, CO2 and NOx to support our operations in the ordinary course of operating our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. If such allowances are available for purchase, but only at significantly higher prices, the purchase of such allowances could materially increase our costs of operations in the affected markets.

Our financial performance could be materially and adversely affected if energy market participants continue to construct additional generation facilities (i.e., new-build) or expand or enhance existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices or more competition from bitcoin mining competitors with access to cheaper supplies of electricity.

Given the overall attractiveness of the markets in which we operate, and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities (i.e., new-build) or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, and/or if our bitcoin mining competitors begin to build or acquire their own power plants to fuel their bitcoin mining operations, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in a cheaper supply of electricity to our bitcoin mining competitors or lower prices at which we sell capacity, energy or ancillary services to the wholesale power grid.

Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows and financial condition.

Our facilities require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns or forced outages, and any related unanticipated capital expenditures could result in reduced profitability from both loss of bitcoin mining operations and power generation. Such unexpected outages have occurred in the past and may occur in the future, due to factors both within and outside of our control. We can give no assurances that outages involving our power plant will not occur in the future, or that any such outage would not have a negative effect on our business and results of operations. In addition, we cannot be certain of the level of capital expenditures that will be required due to changing environmental laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). Unexpected capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify power generation equipment, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act of 1963, which would likely result in substantial additional capital expenditures.

Operation of power generation facilities involves significant risks and hazards that could disrupt or have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.

The conduct of our operations, including operation of our power plant, information technology systems and other assets is subject to a variety of inherent risks. These risks include the breakdown or failure of equipment, accidents, potential physical injury, hazardous spills and exposures, fires, property damage, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply, performance below expected levels or other financial liability, and may be caused to or by employees, customers, contractors, vendors, contractual or financial counterparties, other third parties, weather events or acts of God.

Operational disruptions or similar events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses. Planned and unplanned outages at our power plants may require us to curtail operation of the plant. Any reduced power supply could also have a negative impact on the cost structure of our bitcoin mining operations.

These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. Further, the employees and contractors of our operating affiliates work in, and customers and the general public may be exposed to, potentially dangerous environments at or near our operations. As a result, employees, contractors, customers and the general public are at risk for serious injury, including loss of life.

The occurrence of one or more of these events may result in us or our affiliates being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot provide any assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes relating to climate change or policies regarding cryptocurrency mining, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.

Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and or costly litigations before the agencies and/or in state of federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with cryptocurrency mining, and compliance with, or opposing such regulation, may be costly.

The regulatory environment has undergone significant changes in the last several years due to state and federal policies affecting wholesale competition and the creation of incentives for the addition of large amounts of new renewable generation and, in some cases, transmission. These changes are ongoing, and we cannot predict the future design of the wholesale power markets or the ultimate effect that the changing regulatory environment will have on our business. In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed or materially altered, our business prospects and financial results could be negatively impacted. In addition, since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact our ability to hedge our portfolio in an efficient, cost-effective manner by, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting our ability to utilize non-cash collateral for derivatives transactions.

Obtaining and complying with required government permits and approvals may be time-consuming and costly.

We and our affiliates are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex, requiring up to months or years for approval depending on the nature of the permit or license and such process could be further complicated or extended in the event regulations change. In addition, obtaining such permit or license can sometimes result in the establishment of conditions that create a significant ongoing impact to the nature or costs of operations or even make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure, failure to comply with environmental, health and safety laws and regulations or permit conditions, local community, political or other opposition and executive, legislative or regulatory action.

Our inability to procure and comply with the permits and licenses required for these operations, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or eliciting claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.

Our cost of compliance with existing and new environmental laws could have a material adverse effect on us.

We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the “EPA”), and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on us.

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments. These costs could have a material adverse effect on us.

We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification or additional costs could have a material adverse effect on us.

In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligation to us.

We could be materially and adversely affected if current regulations are implemented or if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.

There is attention and interest nationally and internationally about global climate change and how greenhouse gas emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology and federal renewable portfolio standards. A number of federal court cases have been filed in recent years asserting damage claims related to greenhouse gas emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce greenhouse gas emissions. We could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.

Expenses, liabilities or injunctions resulting from the currently adjourned Article 78 litigation filed with the Supreme Court of the State of New York, Yates County, could adversely affect our business prospects, results of operations and financial condition.

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our bitcoin mining data center. We were joined in the petition as a necessary party. The petition asserts, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. This claim could result in litigation, may be time-consuming and costly, divert management resources, require us to change, postpone or halt the construction of our planned bitcoin mining data center expansion, or have other adverse effects on our business. Any of the foregoing could have a material adverse effect on our plan of operation, results of operations and business growth prospects. In addition, costly and time-consuming litigation could be necessary to enforce our approved building rights.

Risks Related to Our Subsidiary Support.com, Inc.

Support’s financial condition and results of operations may vary from quarter to quarter, which may cause the price of our common stock to decline.

Support’s quarterly results of operations have fluctuated in the past and could do so in the future. Because its results of operations are difficult to predict, you should not rely on quarterly comparisons of its results of operations as an indication of its future performance. Fluctuations in Support’s results of operations may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this section:

•
The performance of its partners, including the success of its partners in attracting end users of its products, which can impact the amount of revenue it derives;
•
Change, or reduction in or discontinuance of its programs with clients and partners;
•
Cancellations, rescheduling or deferrals of significant customer products or service programs;
•
Its reliance on a small number of partners for a substantial majority of its revenue;
•
Its ability to successfully license and grow revenue related to its SUPERAntiSpyware® software, Guided Paths®, Support.com Cloud and its service offerings;
•
The timing of its sales to its clients and its partners’ resale of its products to end users and its ability to enter into new sales with partners and renew existing programs with its clients and partners;
•
The availability and cost-effectiveness of advertising placements for its software products and services and its ability to respond to changes in the advertising markets in which it participates;
•
The efficiency and effectiveness of its technology specialists;
•
Its ability to effectively match staffing levels with service volumes on a cost-effective basis;

•
Its ability to manage contract labor;

•
Its ability to hire, train, manage and retain its home-based customer support specialists and enhance the flexibility of its staffing model in a cost-effective fashion and in quantities sufficient to meet forecast requirements;

•
Its ability to manage costs under its self-funded health insurance program;

•
Usage rates on the subscriptions it offers;

•
Its ability to maintain a competitive cost structure for its organization;

•
The rate of expansion of its offerings and its investments therein;

•
Changes in the markets for computers and other technology devices relating to unit volume, pricing and other factors, including changes driven by declines in sales of personal computers and the growing popularity of tablets, and other mobile devices and the introduction of new devices into the connected home;

•
Its ability to adapt to its clients’ needs in a market space defined by frequent technological change;

•
Severe financial hardship or bankruptcy of one or more of its major clients;

•
The amount and timing of operating costs and capital expenditures in its business;

•
Failure to protect its intellectual property;

•
Diversion of management’s attention from other business concerns, incurrence of costs and disruption of its ongoing business activities as a result of acquisitions or divestitures by Support;

•
Costs related to the defense and settlement of litigation, which can also have an additional adverse impact on it because of negative publicity, diversion of management resources and other factors;

•
Costs related to the defense and settlement of government investigations, requests for information and audits, which can also have an additional adverse impact on it because of negative publicity, diversion of management resources and other factors, including, without limitation, those audits, requests for information and investigations described in Part II. Item 1. Legal Proceedings of its annual report on Form 10-K for the year ended December 31, 2020;

•
Public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;

•
The effects of any acquisitions, divestitures or significant investments; and

•
Potential losses on investments, or other losses from financial instruments it may hold that are exposed to market risk.

Due to fluctuations in Support’s quarterly and annual results of operations and other factors, the price at which our common shares trades may be volatile. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In future periods, our stock price could decline if, amongst other factors, Support’s revenue or operating results are below its estimates or the estimates or expectations of securities analysts and investors.

A substantial portion of Support’s revenue is generated by a limited number of clients. The loss or reduction in business from any of these clients would adversely affect its business and results of operations.

Support receives a significant amount of its revenue from a limited number of customers. For the years ended December 31, 2020 and 2019, our largest customer accounted for over 44% and 63% of Support's total revenue, respectively. For the years ended December 31, 2020 and 2019, our second largest customer accounted for 43% and 25% of Support's total revenue, respectively. There were no other customers that accounted for 10% or more of Support's total revenue in any of the periods presented.

In the past, sales to Support’s largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of its arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected and could in the future adversely affect its business. For example, Support’s partners may decide to shorten its billable hours and use other vendors in the provision of their business and/or may periodically place these types of services out for bid. Support’s competitors, many of whom have significantly more resources than Support does, may offer more favorable bids for the same business compared to what it offers; and as a result, Support may lose, or face a decline in the business it does with these significant customers.

Support may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of its current line of business, which may have an adverse material effect on its existing business.

Support may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of its current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up and to expand its existing business line into new regions. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect its existing business. Furthermore, Support may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. In addition, Support may make investments in companies outside its current line of business in an attempt to broaden its business opportunities. These investments may not provide a return or lead to an increase in Support’s operating results, and it may not obtain the benefits of these investments that it intends to recognize when making them. There can be no assurance that these transactions will be beneficial to Support’s business or financial condition. Even assuming these transactions are beneficial, there can be no assurance that Support will be able to successfully integrate the new business lines acquired or achieve all or any of the initial objectives of these transactions.

Support has a history of losses, it may incur losses in the future and may not sustain profitability in the near term; and as a result, it may need to alter its business plans or change its business strategy.

Although Support has recently been profitable in the last two fiscal years, its profitability declined in 2020 compared to 2019. Prior to becoming profitable in 2019, Support had a history of losses. Support’s accumulated deficit as of December 31, 2020 amounted to $208.8 million. Support may incur losses in the future and may not be able to sustain its profitability in the near term. As a result, Support may elect or may be required to alter its business plans or change its business strategy. Any change to Support’s business plans or strategy will present risks related to its ability to execute on these changes and may require it to make additional investments in its business, all of which could harm its operating results and cause our stock price to decline.

Support’s contracts generally do not contain minimum purchase requirements and can generally be terminated by its customers on short notice without penalty.

Support enters into written agreements with each client for its services, and it generally seeks multi-year terms for such agreements. However, these agreements generally permit Support’s clients to terminate for convenience on relatively short notice. Moreover, these agreements generally allow clients to procure similar services from other vendors, do not penalize its clients for early termination, and do not contain minimum purchase requirements or volume commitments. Accordingly, Support faces the risk that its clients may cancel or renegotiate contracts it has with them, which may adversely affect its results. If a principal client canceled or did not renew its contract with Support, its results would suffer. Clients can generally reduce the volume of services they outsource to Support without any penalties, which would have an adverse effect on its revenue, results of operations and overall financial condition.

Support’s business is based on a relatively new and evolving business model.

Support is executing a plan to grow its business by providing customer support services provided by experts who work from their homes, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing its Support.com Cloud application, and providing end-user consumer software products. Support may not be able to offer these services and software products successfully. Support’s customer support experts are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Support expects to invest cash generated from its existing business to support its growth initiatives. Support’s investments, which typically are made in advance of revenue, may not yield increased revenue to offset these expenses. As a result of these factors, the future revenue and income potential of its business is uncertain. Any evaluation of Support’s business and its prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in its stage of development. Some of these risks and uncertainties relate to Support’s ability to do the following:

•
Maintain its current relationships and service programs, and develop new relationships, with service partners, subscriptions, and licensees of its Support.com technical support offering on acceptable terms or at all;
•
Reach prospective customers for its software products in a cost-effective fashion;
•
Reduce its dependence on a limited number of partners for a substantial majority of its revenue;
•
Successfully license and grow revenue related to its consumer software, Support.com technical support subscriptions, Guided Paths® and its technology support service offerings;
•
Manage its employees and contract labor efficiently and effectively;
•
Maintain gross and operating margins;
•
Match staffing levels with demand for services and forecast requirements;

•
Obtain bonuses and avoid penalties in contractual arrangements;
•
Operate successfully in a time-based pricing model;
•
Operate effectively in the SMB market;
•
Successfully introduce new, and adapt its existing, services and products for consumers and businesses;
•
Respond effectively to changes in the market for customer support services;
•
Realize benefits of any acquisitions it makes;
•
Adapt to changes in the markets it serves;
•
Adapt to changes in its industry, including consolidation;
•
Adapt to changes in the market due to public health concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;
•
Respond to government regulations relating to its current and future business;
•
Manage and respond to present, threatened, and future litigation; and
•
Manage and respond to present, threatened or future government investigations and audits, including, without limitation, those audits and investigations described in Part II. Item 1 Legal Proceedings of its annual report on Form 10-K for the year ended December 31, 2020.

If Support is unable to address these risks, its business, results of operations and prospects could suffer.

Changes in the market for computers and other consumer electronics and in the technology support services market could adversely affect Support’s business.

Reductions in unit volumes of sales for computers and other devices Support supports, or in the prices of such equipment, could adversely affect its business. Support offer both services that are attached to the sales of new computers and other devices, and services designed to fix existing computers and other devices. Declines in the unit volumes sold of these devices or declines in the pricing of such devices could adversely affect demand for its services or its revenue mix, either of which would harm its operating results. Further, Support does not support all types of computers and devices, meaning that it must select and focus on certain operating systems and technology standards for computers, tablets, smart phones, and other devices. Support may not be successful in supporting new devices in the connected home and “Internet of Things,” and consumers and SMBs may prefer equipment it does not support, which may decrease the market for its services and products if customers migrate away from platforms it supports. In addition, the structures and pricing models for programs in the technology support services market may change in ways that reduce Support’s revenues and its margins.

Support has been, is currently and may be in the future the subject of governmental investigations relating to past products and services.

Support has been, is currently and may in the future be the subject of governmental investigations relating to its past products and how those products were used by its third-party partners.

These governmental inquiries could harm Support’s reputation with customers and negatively impact its ability to sell to existing customers or attract new customers. In addition to the ongoing costs to respond to these inquiries, Support could be required to make additional payments to resolve these or other governmental proceedings that may be brought in the future. In some cases, Support may not be the subject of an investigation, but it may be required to expend resources, including time from its management team, to address information requests or to indemnify individual current or former employees who may become involved in governmental proceedings or also be requested to provide information. These historical proceedings, Support’s ongoing matters and any inquiries or proceedings that arise in the future could have a material adverse effect on its operations, financial results and our stock price.

Support is a party to a Consent Order with the Federal Trade Commission which imposes ongoing obligations.

On November 6, 2018, Support entered into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment (the “Consent Order”), with the Federal Trade Commission (“FTC”), resolving a multi-year FTC investigation relating to PC Healthcheck, an obsolete software program that Support developed on behalf of a third party for their use with their customers. As part of the Consent Order, Support agreed to pay $10 million and to implement certain new procedures and enhance certain existing procedures. Any violation or alleged violation of the terms of the Consent Order could impose additional financial liability in the form of regulatory fines and/or legal fees, as well as harm Support’s reputation with customers or prospective customers and have a material adverse effect on its operations, financial results and our stock price.

Support has been named as a party to legal proceedings, including governmental proceedings, in the past and may be named in additional ones in the future, which could subject it to liability, require it to indemnify its customers or employees, require it to obtain or renew licenses, require it to stop selling its products, services and/or programs, or force it to redesign its products, services and/or programs.

Support has been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings (referred to as “litigation”), and it may be named in additional ones in the future. Any potential litigation also could force Support to do one or more of the following:

•
stop selling, offering for sale, making, having made or exporting products, services and/or programs;
•
limit or restrict the type of work that employees involved in such litigation may perform for it;
•
pay substantial damages and/or license fees and/or royalties to the party bringing the claim that could adversely impact its liquidity or operating results; and
•
attempt to redesign those products, services and/or programs that contain the allegedly problematic component.

Under certain circumstances, Support has contractual and other legal obligations to indemnify and to incur legal expenses for current and former directors and officers and/or customers. If Support is required to make a significant payment under any of its indemnification obligations, including those to its customers and/or on behalf of its former or current employees, could have a material adverse effect on its business and the trading price for our securities. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on Support’s business and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of Support’s management’s time and attention from the operation of its business and damage to its reputation or relationship with third parties, which could materially and adversely affect its business, financial condition, results of operations, cash flows and our stock price.

Support may face intellectual property infringement claims that could be costly to defend and result in its loss of significant rights.

Support’s business relies on the use and licensing of technology. Other parties may assert intellectual property infringement claims against Support or its customers, and its products may infringe the intellectual property rights of third parties. For example, Support’s products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, Support may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, Support has received allegations or claims of intellectual property infringement, and it may receive more claims in the future. Support may also be required to pursue litigation to protect is intellectual property rights or defend against allegations of infringement. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from Support’s business. The outcome of any litigation is uncertain and could significantly impact Support’s financial results. If there is a successful claim of infringement, Support may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Support’s failure to develop non-infringing technologies or license proprietary rights on a timely basis would harm its business.

If Support is unable to protect or enforce its intellectual property rights, or it loses its ability to utilize the intellectual property of others, its business could be adversely affected.

Support’s success depends, in part, upon its ability to obtain intellectual property protection for its proprietary processes, software and other solutions. Support relies upon confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect its intellectual property rights. These laws are subject to change at any time and could further limit Support’s ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which Support relies on intellectual property laws to protect its rights. Even where Support obtains intellectual property protection, its intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering its solutions or software. Further, the steps Support takes in this regard might not be adequate to prevent or deter infringement or other misappropriation of its intellectual property by competitors, former employees or other third parties, and it may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, its intellectual property rights. Enforcing Support’s rights might also require considerable time, money and oversight, and it may not be successful. Further, Support relies on third-party software in providing some of its services and solutions. If Support loses its ability to continue using any such software for any reason, including because it is found to infringe the rights of others, it will need to obtain substitute software or find alternative means of obtaining the technology necessary to continue to provide its solutions. Support’s inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect its results of operations.

Support may face class actions and similar claims that could be costly to defend or settle and result in negative publicity and diversion of management resources.

Support’s business involves direct sale and licensing of services and software to consumers and SMBs, and it typically includes customary indemnification provisions in favor of its partners in its agreements for the distribution of its services and software. As a result, Support can be subject to consumer litigation and legal proceedings related to its services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings. Support can also be subject to employee litigation and legal proceedings related to its employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from Support’s business. The cost of defense can be large as can any settlement or judgment in an action. The outcome of any litigation is uncertain and could significantly impact Support’s financial results. Regardless of outcome, litigation can have an adverse impact on Support because of defense costs, negative publicity, diversion of management resources and other factors.

Support must comply with a variety of existing and future laws and regulations that could impose substantial costs on it and may adversely impact its business.

Support is subject to a variety of laws and regulations, which may differ among jurisdictions, affecting its operations in areas including, but not limited to: intellectual property ownership and infringement; tax; anti-corruption such as the Foreign Corrupt Practices Act and the UK Bribery Act; foreign exchange controls and cash repatriation restrictions; data privacy requirements such as the European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”); competition; Consent Order terms (for example, the recent Consent Order Support entered into with the FTC); advertising; employment; product regulations; health and safety requirements; and consumer laws. If Support fails to continue to comply with these regulations, it may be unable to provide products or services to certain customers, or it may incur penalties or fines. Support is unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on its business. Any changes to the legal and regulatory framework applicable to Support’s businesses could have an adverse impact on the results of its operations. Although Support’s management systems are designed to maintain compliance, if it violates or fails to comply with any laws or regulations, applicable consent orders or decrees, a range of consequences could result, including fines, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect Support’s current or future business.

Support’s product and service offerings are in their early stages and failure to market, sell and develop the offerings effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various features that may overlap with Support’s Support.com offerings today or in the future. Some competitors in these markets far exceed its spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. Support may not be able to reach the market effectively and adequately or convey its differentiation as needed to grow its customer base. To reach Support’s target market effectively, it may be required to continue to invest substantial resources in sales and marketing and engineering and IT activities, which could have a material adverse effect on its financial results. In addition, if Support fails to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, its Support.com offerings could fail to grow. Disruptions in infrastructure operations could impair Support’s ability to deliver Support.com offerings to customers, thereby affecting its reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

Support’s end-user software revenues are dependent on online traffic patterns and the availability and cost of online advertising in certain key placements.

Some of Support’s consumer end-user software revenue stream is obtained through advertising placements in certain key online media placements. From time to time a trend or a change in a key advertising placement will impact Support, decreasing traffic or significantly increasing the cost or effectiveness of online advertising and therefore compromising its ability to purchase a desired volume and placement of advertisements at profitable rates. If such a change were to continue to occur, on several occasions in the past, Support may be unable to attract desired amounts of traffic, its costs for advertising may further increase beyond its forecasts and its software revenues may further decrease. As a result, Support’s operating results would be negatively impacted.

Support operates in a highly competitive industry, with intense price competition, which may intensify as its competitors expand their operations.

The industry in which Support operates is highly competitive and includes numerous small companies capable of competing effectively in it markets on a local basis, as well as several large companies that possess substantially greater financial resources than it does. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers.

The competitive factors in Support’s markets include, amongst others, are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for retaining highly skilled agents and price. The competitive environment has intensified as mergers among industry partners have reduced the number of available customers and mergers amongst Support’s competitors have created larger companies for it to compete against. Some of Support’s current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as Support’s competitors enter into business combinations or alliances and established companies in other markets expand to become competitive with its business. Furthermore, Support cannot be sure that its competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of its products, systems, services or technologies, or that its competitors will not develop new products, systems, services or technologies that cause its existing products, systems, services or technologies to become non-competitive or obsolete, which may adversely affect Support’s results of operations through the potential reduction of sales and profits.

Support’s business is highly dependent upon its brand recognition and reputation, and the failure to maintain or enhance its brand recognition or reputation would likely have a material adverse effect on its business.

Support’s brand recognition and reputation are critical aspects of its business. Support believes that maintaining and further enhancing its brand as well as its reputation will be critical to retaining existing customers and attracting new customers. Support also believes that the importance of its brand recognition and reputation will continue to increase as competition in its markets continues to develop. Support’s success in this area will be dependent on a wide range of factors, some of which are out of its control, including the following:

•
the efficacy of its marketing efforts;
•
its ability to retain existing and obtain new customers and strategic partners;
•
the quality and perceived value of its services;
•
actions of its competitors, its strategic partners, and other third parties;
•
positive or negative publicity, including material on the Internet;
•
regulatory and other governmental related developments; and
•
litigation related developments.

If Support implements new marketing and advertising strategies, it may utilize marketing and advertising channels with significantly higher costs than its current channels, which in turn could adversely affect its operating results. Implementing new marketing and advertising strategies also would increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. Further, Support also may incur marketing and advertising expenses significantly in advance of the time it anticipates recognizing revenue associated with such expenses, and its marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if Support’s marketing and advertising expenses result in increased revenue, the increase might not offset its related expenditures. If Support is unable to maintain its marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, its marketing and advertising expenses could increase substantially, its customer base could be adversely affected, and its business, operating results, financial condition, and reputation could suffer.

Furthermore, negative publicity, whether or not justified, relating to events or activities attributed to Support, its employees, its strategic partners, its affiliates, or others associated with any of these parties, may tarnish its reputation and reduce the value of its brands. Damage to Support’s reputation and loss of brand equity may reduce demand for its products and services and have an adverse effect on its business, operating results, and financial condition. Moreover, any attempts to rebuild Support’s reputation and restore the value of its brands may be costly and time consuming, and such efforts may not ultimately be successful.

Support’s success depends upon its ability to attract, develop and retain highly qualified employees while also controlling its labor costs in a competitive labor market.

Support’s customers expect a high level of customer support and product knowledge from its employees. To meet the needs and expectations of Support’s customers, it must attract, develop and retain a large number of highly qualified employees while at the same time control labor costs. Support’s ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which Support operates could adversely affect its ability to retain and attract employees. Likewise, changes in market compensation rates may adversely affect Support’s labor costs. In addition, Support competes with other retail businesses for many of its employees in hourly positions, and it invests significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. Effective succession planning is also important to its long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder Support’s strategic planning and execution. There is no assurance that Support will be able to attract or retain highly qualified employees in the future. As such, Support’s ability to develop and deliver successful products and services may be adversely affected.

Support’s business would be adversely affected by the departure of existing members of its senior management team.

Support’s business would be adversely affected by the departure of existing members of its senior management team. Support’s success depends, in large part, on the continued contributions of its senior management team. Effective succession planning is also important for Support’s long-term success. Failure to ensure effective transfers of knowledge and smooth transitions involving senior management could hinder Support’s strategic planning and execution. Support does not currently maintain key person life insurance covering its senior management. The loss of any of Support’s senior management could harm its ability to implement its business strategy and respond to the rapidly changing market conditions in which it operates.

If Support fails to attract, train and manage its consumer support experts in a manner that meets forecast requirements and provides an adequate level of support for its customers, its reputation and financial performance could be harmed.

Support’s business depends in part on its ability to attract, manage and retain its customer support specialists and other support personnel. If Support is unable to attract, train and manage in a cost-effective manner adequate numbers of competent specialists and other support personnel to be available as service volumes vary, particularly as it seeks to expand the breadth and flexibility of its staffing model, its service levels could decline, which could harm its reputation, result in financial losses under contract terms, cause it to lose customers and partners, and otherwise adversely affect its financial performance. Support’s ability to meet its need for support personnel while controlling its labor costs is subject to numerous external factors, including the level of demand for its products and services, the availability of a sufficient number of qualified persons in the workforce, unemployment levels, prevailing wage rates, changing demographics, health and other insurance costs, including managing costs under its self-funded health insurance program which can vary substantially each reporting period, and the cost of compliance with labor and wage laws and regulations. In the case of programs with time-based pricing models, the impact of failing to attract, train and manage such personnel could directly and adversely affect its revenue and profitability. Although Support’s service delivery and communications infrastructure enables it to monitor and manage customer support specialists remotely, because they are typically home-based and geographically dispersed, it could experience difficulties meeting services levels and effectively managing the costs, performance and compliance of these customer support specialists and other support personnel. Any problems Support encounters in effectively attracting, managing and retaining its customer support specialists and other support personnel could seriously jeopardize its service delivery operations and its financial results.

Disruptions in Support’s information technology and service delivery infrastructure and operations could impair the delivery of its services and harm its business.

Support depends on the continuing operation of its information technology and communication systems and those of its third-party service providers. Any interruption or failure of its internal or external systems could prevent Support or its service providers from accepting orders and delivering services, or cause company and consumer data to be unintentionally lost, destroyed or disclosed. Support’s continuing efforts to upgrade and enhance the security and reliability of its information technology and communications infrastructure could be very costly, and it may have to expend significant resources to remedy problems such as a security breach or service interruption. Interruptions in its services resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events, or a security breach could reduce its revenue, increase its costs, cause customers and partners and licensees to fail to renew or to terminate their use of its offerings, and harm its reputation and its ability to attract new customers.

Costs related to software defects or other errors in Support’s products could have a material adverse effect on it.

From time to time, Support may experience software defects, bugs and other errors associated with the introduction and/or use of its complex software products. Despite Support’s testing procedures, errors may occur in new products or releases after commencement of commercial deployments in the future. Such errors could result in:

•
Loss of or delay in market acceptance of its products;

•
Material recall and replacement costs;

•
Delay in revenue recognition or loss of revenue;

•
The diversion of the attention of its engineering personnel from product development efforts;

•
Support having to defend against litigation related to defective products; and

•
Damage to Support’s reputation in the industry that could adversely affect its relationships with its customers.

In addition, the process of identifying a software error in software products that have been widely distributed may be lengthy and require significant resources. Support may have difficulty identifying the end customers of the defective products in the field, which may cause it to incur significant replacement costs, contract damage claims from its customers and further reputational harm. Any of these problems could materially and adversely affect Support’s results of operations. Despite Support’s best efforts, security vulnerabilities may exist with respect to its products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm Support’s business and reputation.

Support’s systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires it to invest significant resources to prevent or correct problems that may be caused by security breaches, and may harm its business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Support’s systems collect and store confidential and personal information of its individual customers as well as its partners and their customers’ users, including personally identifiable information and payment card information, and its employees and contractors may access and use that information in the course of providing services. In addition, Support collects and retain personal information of its employees in the ordinary course of its business. Support and its third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of Support’s data or that of its customers. In addition, errors in the storage or transmission of data could breach the security of that information. Support may be liable to its customers for any breach in security and any breach could subject it to governmental or administrative proceedings or monetary penalties, damage its relationships with partners and harm its business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. Support may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

A breach of Support’s security systems may have a material adverse effect on its business.

Support’s security systems are designed to maintain the physical security of its facilities and protect its customers’ and employees’ confidential information, as well as its own proprietary information. However, Support is also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and Support is, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or Support’s employees or contractors of its facilities, its information systems or the systems of its cloud-based or other service providers, or the existence of computer viruses or malware in its or their data or software could expose it to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to its products or customers and the personal information of its employees. In addition, Support has, from time to time, also been subject to unauthorized network intrusions and malware on its own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to Support’s reputation, loss of its trade secrets and other competitive information, difficulty in marketing its products, allegations by its customers that Support has not performed its contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on its reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, Support may be unable to anticipate these techniques or to implement adequate preventative measures.

Data privacy regulations are expanding and compliance with, and any violations of, these regulations may cause Support to incur significant expenses.

Privacy legislation, enforcement and policy activity in this area are expanding rapidly in many jurisdictions and creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even Support’s inadvertent failure to comply with federal, state or international privacy-related or data protection laws and regulations could result in proceedings against Support by governmental entities or others, and substantial fines and damages. The theft, loss or misuse of personal data collected, used, stored or transferred by Support to run Support’s business could result in significantly increased business and security costs or costs related to defending legal claims.

Support is exposed to risks associated with payment card and payment fraud and with payment card processing.

Certain of Support’s customers use payment cards to pay for its services and products. Support may suffer losses as a result of orders placed with fraudulent payment cards or other payment data. Support’s failure to detect or control payment fraud could have an adverse effect on its results of operations. Support is also subject to payment card association operating standards and requirements, as in effect from time to time. Compliance with those standards requires Support to invest in network and systems infrastructure and processes. Failure to comply with these rules or requirements may subject Support to fines, potential contractual liabilities, and other costs, resulting in harm to its business and results of operations.

Privacy concerns and laws or other domestic or foreign regulations may require Support to incur significant costs and may reduce the effectiveness of its solutions, and its failure to comply with those laws or regulations may harm its business and cause it to lose customers.

Support’s software and services contain features that allow its technology specialists and other personnel to access, control, monitor, and collect information from computers and other devices. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations restricting or otherwise regulating the collection, use and disclosure of personal information obtained from consumers and individuals. Those regulations could require costly compliance measures, could reduce the efficiency of its operations, or could require Support to modify or cease to provide its systems or services. Liability for violation of, costs of compliance with, and other burdens imposed by such laws and regulations may limit the use and adoption of Support’s services and reduce overall demand for them. Even the perception of privacy concerns, whether or not valid, may harm Support’s reputation and inhibit adoption of its solutions by current and future customers. In addition, Support may face claims about invasion of privacy or inappropriate disclosure, use, storage, or loss of information obtained from its customers. Any imposition of liability could harm Support’s reputation, cause it to lose customers and cause its operating results to suffer.

Support relies on third-party technologies in providing certain of its software and services. Support’s inability to use, retain or integrate third-party technologies could delay service or software development and could harm its business.

Support licenses technologies from third parties, which are integrated into its services, technology and end user software. Support’s use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies Support licenses may be provided under “open source” licenses, which may have terms that require it to make generally available its modifications or derivative works based on such open source code. Support’s inability to obtain or integrate third-party technologies with its own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to Support on commercially reasonable terms or at all. If Support’s relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, or component features of its products, it could be forced to identify a new developer and its future revenue could suffer. Support may fail to successfully integrate any licensed technology into its services or software, or maintain it through its own development work, which would harm its business and operating results.

If Support’s services are used to commit fraud or other similar intentional or illegal acts, it may incur significant liabilities, its services may be perceived as not secure and customers may curtail or stop using its services.

Certain software and services Support provides, including its Support.com Cloud applications, enable remote access to and control of third-party computer systems and devices. Support generally is not able to control how such access may be used or misused by licensees of its software offerings or its employees. If Support’s software is used by its employees or others to commit fraud or other illegal acts, including, but not limited to, violating data privacy laws, proliferating computer files that contain a virus or other harmful elements, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other rights, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar, obscene or otherwise objectionable material, or committing unauthorized access to computers, devices, or protected information, third parties may seek to hold Support legally liable. As a result, defending such claims could be expensive and time-consuming regardless of the merits, and Support could incur significant liability or be required to undertake expensive preventive or remedial actions. As a result, Support’s operating results may suffer and its reputation may be damaged.

Risks Related to the Ownership of Our Common Stock

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Atlas and its affiliates currently control 89.3% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a “controlled company”, our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.

Atlas and its affiliates may have their interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

The dual class structure of our common stock will have the effect of concentrating voting power with Atlas and its affiliates, which may depress the market value of the class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.

While the economic rights of our common stock are the same, the class A common stock have one (1) vote per share, while class B common stock have ten (10) votes per share. As of September 16, 2021, our class B common stockholders represent approximately 97% of our voting power. Given the 10:1 voting ratio, even a significant issuance of class A common stock, and/or a transaction involving class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.

We have enacted a dual class voting structure to ensure the continuity of voting control in us for the foreseeable future. As a result, for the foreseeable future, Atlas and its affiliates will be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions.

Atlas and its affiliates may have interests that differ from other stockholders and may vote their class B common stock in a way with which other stockholders may disagree or which may be adverse to such other stockholders’ interests. In addition, this concentrated control will have the effect of delaying, preventing or deterring a change in control of Greenidge, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Greenidge, and might have a negative effect on the market price of shares of our class A common stock.

The market price, trading volume and marketability of our class A common stock may be significantly affected by numerous factors beyond our control.

The market price and trading volume of our class A common stock may fluctuate and/or decline significantly. Many factors that are beyond our control may materially adversely affect the market price of our class A common stock, the marketability of our class A common stock and our ability to raise capital through equity financings. These factors include the following:

•
the underlying volatility in pricing of, and demand for, energy and/or bitcoin.
•
price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;
•
significant volatility in the market price and trading volume of securities of companies in the sectors in which our business operates, which may not be related to the operating performance of these companies and which may not reflect the performance of our businesses;
•
differences between our actual financial and operating results and those expected by investors;
•
fluctuations in quarterly operating results;
•
loss of a major funding source;
•
operating performance of companies comparable to us;
•
changes in regulations or tax law, including those affecting the holding, transferring or mining of cryptocurrency;
•
share transactions by principal stockholders;
•
recruitment or departure of key personnel;
•
general economic trends and other external factors including inflation and interest rates; and
•
investor perception of any of the foregoing.

We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.

We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures or to meet capital needs in response to operating losses or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms in the future, if at all, which could impair our growth and adversely affect our existing operations. For example, even though the recently announced Notes Offering has an anticipated offering size of approximately $100 million with a 15% overallotment option and a tenor of 5 years, the specific terms and tenor of the Notes have not yet been determined and we may not be able to complete the offering at the anticipated offering size, on favorable terms, or at all. Similarly, in connection with the Purchase Agreement entered into between us and the Investor, because the purchase price per share to be paid by the Investor for the shares of class A common stock that we may elect to sell to the Investor fluctuates based on the market prices of our class A common stock at the time we elect to sell shares, we may not be able to sell shares of class A common stock on favorable terms, or at all.

If we conduct an equity offering, or exercise our right to sell shares of class A common stock to the Investor under the Purchase Agreement, to raise capital or to take advantage of strong capital markets, our stockholders may experience significant dilution of their ownership interests, and the per share value of our class A common stock could materially decline. Furthermore, if we complete the Notes Offering or engage in further debt financing, the holders of debt likely would have priority over the holders of our common stock, including the class A common stock, with respect to order of payment. Upon a bankruptcy or liquidation, holders of any such debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of class A common stock.

Moreover, if we issue preferred stock in the future, the holders of such preferred stock could also be entitled to preferences over holders of class A common stock in respect of the payment of dividends and the payment of liquidating distributions. Further, such securities could require us to accept terms that restrict our ability to incur additional indebtedness, take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings.

Our obligations associated with being a public company requires significant resources and management attention. We will incur increased costs as a result of being a public company.

As a public company, we are subject to the reporting requirements of the Exchange Act, which requires that we timely file annual, quarterly and current reports with respect to our business and financial condition, and are subject to the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Public Company Accounting Oversight Board, and the listing requirements of Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, we face increased legal, accounting, administrative and other costs and expenses that we have not previously incurred as a private company, and we may need to hire additional financial and accounting personnel and other experienced staff with the expertise to address complex matters applicable to public companies. In addition, we are required to, among other things:

•
prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws, the Nasdaq listing rules and Delaware law;
•
expand the roles and duties of our board of directors and committees thereof and management;
•
institute more comprehensive financial reporting and disclosure compliance procedures;
•
involve and retain, to a greater degree, outside counsel and accountants to assist us with the activities listed above;
•
build and maintain an investor relations function; and
•
establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures.

These rules and regulations, and any future changes thereto, will increase—potentially materially—our legal and financial compliance costs compared to our prior operations and require significant time and attention from our management.

As a public company, it may also be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish an assessment by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until we are no longer a smaller reporting company or no longer an emerging growth company.

We are in the early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources (including the potential hiring of additional finance staff), engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will need to remediate any future material weaknesses and, if we are unable to do so, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our business and the price of our common stock.

Our management team has limited experience managing a public company.

While certain members of our management team have some experience serving as board members of a public company and interacting with public company investors, these management team members have not previously served as management of a publicly traded company and may not have experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our immediate transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws as well as the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business and financial performance.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies or smaller reporting companies, and stockholders could receive less information than they might expect to receive from larger or more mature public companies.

We qualify to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) and a “smaller reporting company” (as defined in SEC rules) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
being permitted to include two, not three, years of audited financials in our Forms 10-K and other reduced financial disclosures;
•
being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This means that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period and so our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company or smaller reporting company. We can remain an emerging growth company for up to five years, although if the market value of our class A common stock that is held by non-affiliates exceeds $700 million or more as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. We will qualify as a smaller reporting company until our public float, as of the last day of our second fiscal quarter, exceeds $250 million; because our common stock held by our directors, executive officers and Atlas and its affiliates are excluded from the calculation of public float, we anticipate qualifying as a smaller reporting company for the near future.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies or smaller reporting companies, stockholders could receive less information than they might expect to receive from more mature or larger public companies, and the class A common stock may experience less active trading or more price volatility as a result.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, and limit attempts by stockholders to replace or remove current management.

Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:

•
establish a dual-class common stock structure with ten (10) votes per share for the class B common stock;
•
vest solely in our board the power to fix the board and fill any vacancies and newly created directorships;
•
provide that directors may only be removed by the majority in voting power of the shares of stock then outstanding and entitled to vote thereon;

•
establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by our stockholders at annual stockholder meetings; and
•
require, among other things, advance board approval or subsequent approval by the board and holders of 66 2/3% of the outstanding voting stock not owned by the interested stockholder for any business combination with an interested stockholder, which is defined as a person or entity owning 15% or more of our outstanding voting stock or an affiliate or associate of us that owned 15% or more of the voting power of the outstanding voting stock at any time within a period of three years prior to the date of such determination, subject to certain exceptions.

These provisions may frustrate or prevent any attempts by our stockholders to effect a change in control, or to replace or remove our current management by making it more difficult for our stockholders to replace members of the board of directors, which is responsible for appointing the members of management.

Future sales of class A common stock may affect the market price of our class A common stock.

We may raise capital by exercising our rights under the Purchase Agreement to sell shares of class A common stock to the Investor or through other future equity offerings.

Pursuant to the Purchase Agreement, we have the right to sell to the Investorup to $500,000,000 of shares of class A commonstock, subject to certain limitations and conditions, from time to time during the term of the Purchase Agreement, however, under the applicable Nasdaq rules, in no event may we issue a number of shares of class A common stock that exceeds the Exchange Cap, unless we obtain stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules. We may ultimately decide to sell to the Investor all, some or none of the shares of our class A common stock that may be available for us to sell to the Investor pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of those shares by the Investor may cause the public trading price of our class A common stock to decrease.

We cannot predict what effect, if any, actual or potential future sales of our class A common stock will have on the market price of our class A common stock. Sales of substantial amounts of our class A common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our class A common stock.

Our amended and restated certificate of incorporation designates the Delaware Court of Chancery as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provides that claims relating to causes of action under U.S. federal securities laws may only be brought in U.S. federal district courts, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us, our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the laws of the State of Delaware. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws. Support’s governing documents do not contain any exclusive forum provisions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed on May 4, 2021)
3.2	Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on July 16, 2021)
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K furnished on September 15)

31.1+	Certification of Jeffrey E. Kirt, Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2+	Certification of Timothy Rainey, Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1+	Certification of Jeffrey E. Kirt, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Timothy Rainey, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenidge Generation Holdings Inc.

Date: September 23, 2021	By:	/s/ Jeff Kirt
Jeff Kirt
Chief Executive Officer

Date: September 23, 2021	By:	/s/ Tim Rainey
Tim Rainey
Chief Financial Officer