Form 10-Q
period 2021-09-30
Greenidge Generation Holdings Inc.
filed 2021-11-15
CIK 1844971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 001-40808

Greenidge Generation Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Plant Road, Dresden, NY 14441	14441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 536-2359

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(g) of the Act: None

As of November 12, 2021, the registrant had 11,605,205 shares of Class A common stock, $0.0001 par value per share, outstanding and 29,040,000 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” "would," “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders and benefits of the Merger (as defined below) to our customers, vendors, employees, stockholders and other constituents, are forward-looking statements.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, as well as statements about or relating to or otherwise affected by:

•
the ability to recognize the anticipated objectives and benefits of an expansion into multiple data centers in Texas;
•
the ability to negotiate or execute definitive documentation with respect to potential expansion sites on terms and conditions that are acceptable to Greenidge, whether on a timely basis or at all;
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

•
The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our results of operations, strategy and financial performance.

•
We have been, are currently, and may be in the future, the subject of legal proceedings, including governmental investigations, relating to our products or services.

•
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

•
We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs of bitcoin mining and power generation, as well as expansion plans, we will resume operating losses, which could negatively impact our results of operations, strategy and financial performance.
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
•
Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business prospects and our results of operations and financial condition.
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
•
We face risks and disruptions related to the COVID-19 pandemic and supply chain issues, including in semiconductors and other necessary mining components, which could significantly impact our operations and financial results.
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
•
A substantial portion of revenue generated by our Support Services segment is attributable to a limited number of clients. The loss or reduction in business from any of these clients could adversely affect its business and results of operations.
•
Our Support Services segment's business is based on a relatively new and evolving business model.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars Amounts in thousands, except share and member unit data)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,149	$5,052
Short term investments	496	-
Digital assets	421	254
Accounts receivable	5,501	390
Prepaid expenses	5,042	155
Emissions and carbon offset credits	1,816	1,923
Total current assets	64,425	7,774
LONG-TERM ASSETS:
Property and equipment, net	121,532	56,645
Right-of-use assets	1,369	-
Intangible assets	22,493	-
Goodwill	46,349	-
Other long-term assets	2,143	148
Total assets	$258,311	$64,567
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,368	$1,745
Accrued emissions expense	1,674	2,082
Accrued expenses	9,566	946
Accrued interest expense - related party	-	20
Notes payable, current portion	17,994	3,273
Notes payable - related party, current portion	-	3,573
Lease obligations, current portion	852	-
Total current liabilities	33,454	11,639
LONG-TERM LIABILITIES:
Deferred tax liability	3,959	-
Notes payable, net of current portion	7,369	1,364
Lease obligations, net of current portion	111	-
Asset retirement obligations	2,380	2,277
Environmental trust liability	4,994	4,927
Other long-term liabilities	242	-
Total liabilities	52,509	20,207
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 and 0 shares authorized, 0 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock, par value $0.0001, 3,000,000,000 and 0 shares authorized, 38,667,705 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	-
Additional paid-in capital	233,813	-
Members' capital, 0 and 49,978 units outstanding as of September 30, 2021
and December 31, 2020, respectively	-	69,276
Accumulated deficit	(28,015)	(24,916)
Total stockholders' equity	205,802	44,360
Total liabilities and stockholders' equity	$258,311	$64,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Cryptocurrency mining	$31,156	$3,043	$54,217	$8,673
Power and capacity	3,077	3,080	7,255	5,264
Services and other	1,521	-	1,521	-
Total revenue	35,754	6,123	62,993	13,937
OPERATING COSTS AND EXPENSES
Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization shown below)	5,974	1,027	11,504	2,966
Cost of revenue - power and capacity (exclusive of depreciation and amortization shown below)	2,831	3,045	6,688	5,715
Cost of revenue - services and other (exclusive of depreciation and amortization shown below)	854	-	854	-
Selling, general and administrative	5,446	1,493	12,017	4,131
Merger and other costs (Note 4)	29,847	-	31,095	-
Depreciation and amortization	2,667	1,064	5,531	3,227
Total operating costs and expenses	47,619	6,629	67,689	16,039
Loss from operations	(11,865)	(506)	(4,696)	(2,102)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,009)	-	(1,377)	-
Interest expense - related party	-	-	(22)	(540)
Gain on sale of digital assets	18	36	159	11
Other (expense) income, net	(29)	181	(23)	165
Total other (expense) income, net	(1,020)	217	(1,263)	(364)
LOSS BEFORE INCOME TAXES	(12,885)	(289)	(5,959)	(2,466)
Benefit for income taxes	(4,989)	-	(2,860)	-
NET LOSS AND TOTAL COMPREHENSIVE LOSS	$(7,896)	$(289)	$(3,099)	$(2,466)
Loss per share:
Basic	$(0.28)		$(0.13)
Diluted	$(0.28)		$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share and member unit data)

					Additional	Common Units		Preferred Units		Senior Priority Units		Total
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Deficit	Total
Balance at January 1, 2021	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$(24,916)	$44,360
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 9)	-	-	26,800,300	3	72,888	-	-	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	-	3,615
Contribution of GGH Common Units for Greenidge class B common stock (Note 9)	-	-	1,199,700	-	-	(750)	-	-	-	-	-	-	-	-
Proceeds from issuance of preferred stock, net of stock issuance costs of $3,387 (Note 9)	1,620,000	1	-	-	37,112	-	-	-	-	-	-	-	-	37,113
Stock-based compensation expense	-	-	-	-	1,063	-	-	-	-	-	-	-	-	1,063
Proceeds from stock options exercised	-	-	160,000	-	1,000	-	-	-	-	-	-	-	-	1,000
Stock issued to purchase miners	-	-	160,000	-	991	-	-	-	-	-	-	-	-	991
Net income	-	-	-	-	-	-	-	-	-	-	-	-	4,797	4,797
Balance at June 30, 2021	1,620,000	$1	28,320,000	$3	$113,054	-	$-	-	$-	-	$-	$-	$(20,119)	$92,939
Shares issued to Support.com shareholders upon Merger, net of issuance costs of $2,296 (Note 9)	-	-	2,960,731	-	91,588	-	-	-	-	-	-	-	-	91,588
Issuance of shares for investor fee associated with successful completion of Merger (Note 9)	-	-	562,174	-	17,826	-	-	-	-	-	-	-	-	17,826
Issuance of warrants to advisor in connection with completion of Merger (Note 9)	-	-	-	-	8,779	-	-	-	-	-	-	-	-	8,779
Conversion of preferred stock (Note 9)	(1,620,000)	(1)	6,480,000	1	-	-	-	-	-	-	-	-	-	-
Shares issued upon exercise of warrants	-	-	344,800	-	2,155	-	-	-	-	-	-	-	-	2,155
Stock-based compensation expense	-	-	-	-	411	-	-	-	-	-	-	-	-	411
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(7,896)	(7,896)
Balance at September 30, 2021	-	$-	38,667,705	$4	$233,813	-	$-	-	$-	-	$-	$-	$(28,015)	$205,802

					Additional	Common Units		Preferred Units		Senior Priority Units		Total
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Deficit	Total
Balance at January 1, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(20,350)	$33,724
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,177)	(2,177)
Balance at June 30, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(22,527)	$31,547
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(289)	(289)
Balance at September 30, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(22,816)	$31,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,099)	$(2,466)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	5,531	3,227
Deferred income taxes	(2,945)	-
Amortization of debt issuance costs	54	-
Accretion of asset retirement obligations	103	108
Stock-based compensation expense	1,474	-
Investor fee paid in common stock	17,826	-
Advisor fee paid in warrants	8,779	-
Loss on environmental trust liability	67	-
Changes in operating assets and liabilities:
Accounts receivable	272	(165)
Emissions and carbon offset credits	107	(336)
Prepaids and other assets	(5,955)	(965)
Accounts payable	(455)	(1,062)
Accrued emissions	(408)	941
Accrued expenses	5,315	1,506
Net cash flow provided by operating activities	26,666	788
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(65,757)	(9,738)
Cash received in Merger	27,113	-
Project deposit	-	436
Net cash flow used in investing activities	(38,644)	(9,302)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	37,113	-
Proceeds from stock options exercised	1,000	-
Proceeds from warrants exercised	2,155	-
Issuance costs associated with shares issued for Support acquisition	(2,296)	-
Proceeds from notes payable, net of issuance costs	25,112	-
Principal payments on notes payable	(4,440)	-
Repayments of finance lease obligations	(569)	-
Net cash flow provided by financing activities	58,075	-
CHANGE IN CASH AND CASH EQUIVALENTS	46,097	(8,514)
CASH AND CASH EQUIVALENTS - beginning of year	5,052	11,750
CASH AND CASH EQUIVALENTS - end of period	$51,149	$3,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Description of Business

Greenidge Generation Holdings Inc. (“Greenidge”) and its subsidiaries (collectively, the “Company”) owns and operates a vertically integrated bitcoin mining and power facility located in Dresden, New York. The Company’s bitcoin mining capacity generates revenue in the form of bitcoin, which are then exchanged for U.S. dollars, by earning bitcoin with application-specific integrated circuit computers (“ASICs” or “miners”) that are owned by the Company as rewards and transaction fees for supporting the global bitcoin network. Additionally, the Company generates revenues in U.S. dollars to a lesser extent from third parties for hosting and maintaining their ASICs. The Company also sells surplus electricity generated by its power plant, and not consumed in bitcoin mining operations, to the New York Independent System Operator (“NYISO”) power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market.

Merger with Support, Inc.

On September 14, 2021, GGH Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. (“Support”), with Support continuing as the surviving corporation (the “Merger”) and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the “Merger Agreement”), among Greenidge, Support and Merger Sub.

The Merger combined the respective businesses of Greenidge and Support through an all-stock transaction and has been accounted for using the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805, Business Combinations, with Greenidge being deemed the acquiring company for accounting purposes (see Note 3). Prior to the Merger, Greenidge's class A common stock was registered pursuant to the Exchange Act and, upon completion of the Merger on September 15, 2021, began trading on Nasdaq Global Select Market under the ticker symbol “GREE”. Concurrently, Support deregistered its shares pursuant to the Exchange Act.

Support provides solutions and technical programs to customers delivered by home-based employees. Support’s homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement. Since the consummation of the Merger, the Support business operates as a wholly owned subsidiary and segment of Greenidge.

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

Greenidge is the successor entity for accounting purposes to Greenidge Generation Holdings LLC ("GGH") as a result of the corporate restructuring consummated in January 2021. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which Greenidge acquired all of the ownership interests in GGH in exchange for 28,000,000 shares of Greenidge’s class B common stock. As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge. The financial information presented herein are that of GGH for the periods before January 29, 2021 and Greenidge for the period after January 29, 2021.

The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and accompanying notes.

The condensed consolidated financial statements include the accounts of Greenidge and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Variable Interest Entities

The Company evaluates its interests in variable interest entities (“VIE”) and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (1) the power to direct the activities of the VIE that most significantly impact its economic performance; and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could be significant to the VIE. If both characteristics are met, the Company considers itself to be the primary beneficiary and therefore will consolidate that VIE into its consolidated financial statements.

Consolidation of a Variable Interest Entity

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of Greenidge Coin, LLC ("GC") for $15,000. Blocker was formed for the sole purpose of making a capital investment into GC so that GC could then provide a loan to GGH. The purpose of the loan from GC to GGH was to fund the development of infrastructure necessary for the Company to commence its Bitcoin mining operations.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and notes thereto. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimates of the fair value of goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, current and deferred income tax assets and liabilities and asset retirement obligations.

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2020 consolidated financial statements.

Cash, Cash Equivalents, and Investments

All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. The Company's interest income on cash, cash equivalents and investments is included in interest expense, net in the condensed consolidated statements of operations.

The Company monitors our investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below the Company's carrying value, the Company's intent to sell the security and the Company's belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, the Company reduces its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred.

Digital Assets

Digital assets, primarily consisting of bitcoin, are included in current assets in the accompanying condensed consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with Greenidge’s revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.

The Company determines the fair value of its digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that the Company has determined is its principal market for bitcoin (Level 1 inputs). the Company performs an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired.

Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital assets, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company assessed its digital assets for impairment, and determined that no material impairments existed during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company’s digital assets consisted of approximately 29.8 bitcoins compared to 26.1 bitcoins as of December 31, 2020.

Digital assets awarded to the Company through its mining activities are included within the operating activities in the accompanying condensed consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the last in, first out (“LIFO”) method of accounting. Gains and losses from the sales of digital assets are recorded in other income (expense) in the accompanying condensed consolidated statements of operations.

Emissions Expense and Credits

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

The RGGI credits are recorded on a first in, first out (“FIFO”) basis. The Company incurred emissions expense of $860 thousand and $468 thousand for the three and nine months ended September 30, 2021, respectively, and $1,674 thousand and $941 thousand for the three and nine months ended September 30, 2020, respectively, which is included in power and capacity cost of revenue in the accompanying condensed consolidated statements of operations.

Carbon Offset Credits

The Company announced that effective June 1, 2021, it will operate an entirely carbon neutral bitcoin mining operation at its facility in Dresden, New York. The Company plans to purchase voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to achieve this carbon neutrality. During the nine months ended September 30, 2021, the Company purchased $0.7 million of voluntary carbon offset credits. The voluntary carbon offset credits will be expensed to cost of revenues on a specific identification basis when the Company applies it to its net zero goals, which is when the credits are surrendered to the applicable agency.

Goodwill

Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill. Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates. The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. If the carrying value of goodwill is not recoverable, an impairment is recognized for the difference. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. The Company's goodwill relates to the Merger (see Note 3).

Intangible Assets

Other intangible assets relate to customer relationships and tradename acquired in the Merger (see Note 3), and are being amortized over the estimated period of benefit. The Company evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

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

In accordance with Federal law and ASC 410-20, Asset Retirement Obligations, the Company recorded an asset retirement obligation of $2.4 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively. The Company expensed less than $0.1 million to other income and expense, net during both of the three months ended September 30, 2021 and 2020 for the accretion of interest for the liability and $0.1 during both of the nine months ended September 30, 2021 and 2020. There were no changes to cash flow estimates related to the coal ash pond asset retirement obligation during the three and six months ended September 30, 2021 or 2020. Estimates are based on various assumptions including, but not limited to, closure cost estimates, timing of expenditures, escalation factors, discount rate of 5.00% and methods for complying with CCR regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

Environmental Trust Liability

The Company owns and operates a landfill. As required by the New York State Department of Environmental Conservation (“NYSDEC”), landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating.

The trust is designed to provide funds for 30 years of expenses to maintain a landfill once it is full and has no further source of revenue or in case the owner is defunct and the NYSDEC has to operate the landfill. The landfill is a fully permitted, operational landfill and also acts as a leachate treatment facility. An annual report is completed by a third-party engineering firm to provide environmental compliance and calculate combined closure and post-closure costs, discounted to current year dollars using a discount rate of 4.50%. In lieu of a trust, the Company has negotiated with its largest equity member to maintain a letter of credit guaranteeing the payment of the liability (see Note 8). In accordance with ASC 410-20, Asset Retirement Obligations, the Company has recorded an environmental liability of $5.0 million and $4.9 million at September 30, 2021 and December 31, 2020, respectively. The letter of credit related to this liability was for $5.0 million at September 30, 2021 (see Note 8).

Leases

On January 1, 2021, the Company adopted ASC 842, Leases ("ASC 842"). No lease arrangements were in place as of January 1, 2021. Following guidance in ASC 842, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The ROU asset is amortized over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the ROU asset and related lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

ASC 842 requires the Company to recognize an ROU asset and a lease liability for all leases with terms greater than 12 months. The Company entered into two immaterial leases during the nine months ended September 30, 2021. The Company entered into a finance lease to finance the purchase of equipment on March 11, 2021, for which, the Company recorded an ROU asset of $1.4 million and a finance lease obligation of $1.2 million at the lease commencement date. The lease for this equipment ends August 31, 2022. The Company also entered into an operating lease for office space, for which the Company recorded an ROU asset and lease liability of $0.1 million.

Revenue Recognition

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

Providing computing power in digital asset transaction verification services is an output of Greenidge’s ordinary activities. The provision of providing such computing power is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the date received, which is not materially different than the fair value at the contract inception or the time Greenidge has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and Greenidge receives confirmation of the consideration it will receive, at which time revenue is recognized.

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

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, Greenidge may be required to change its policies, which could have an effect on the Company’s condensed consolidated financial position and results of operations.

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

Services and other revenue

Services revenue is primarily comprised of fees for customer support and technology support services provided by Greenidge's wholly owned subsidiary, Support. Support's service programs are designed for enterprise clients, business and professional services clients, as well as the consumer, and include customer service, sales support, and technical support, including computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and automation system onboarding and support.

Support offers customer support, technical support, and technology services to large corporations, business and professional services organizations and consumers, directly and through its partners (which include communications providers, retailers, technology companies and others) and, to a lesser degree, directly through its website. Support transacts with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to Support, which is recognized as revenue when the service is delivered. In referral programs, Support transacts with the customer directly and pays a referral fee to the referring party. In direct transactions, Support sells directly to the customer at the retail price.

The services described above include four types of offerings:

•
Time-Based Services - In connection with the provisions of certain services programs, fees are calculated based on contracted time-based rates with partners. For these programs, revenue is recognizes as services are performed, based on billable time of work delivered by technology professionals. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.
•
Tier-Based Services – In connection with the provisions of certain services programs, fees are calculated on partner subscription tiers based on number of subscribers. For these programs, revenue is recognized as services are performed, and are billed based on the tier level of number of subscribers supported by Support's professional team.
•
Subscriptions - Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.
•
Incident-Based Services - Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

Partners and corporate customers are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support cloud-based software. In such arrangements, customers receive a right to use Support cloud applications in their own support organizations. Support licenses its cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay Support on a per-user or usage basis during the term of the arrangement.

Services and other revenue also includes, to a lesser extent, fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. Support's software is sold to customers primarily on an annual subscription with automatic renewal. Support provides regular, significant upgrades over the subscription period and therefore recognize revenue for these products ratably over the subscription period. Management has determined that these upgrades are not distinct, as the upgrades are an input into a combined output. In addition, management has determined that the frequency and timing of the software upgrades are unpredictable and therefore recognizes revenue consistent with the sale of the subscription. Support generally controls fulfillment, pricing, product requirements, and collection risk and therefore records the gross amount of revenue. Support provides a 30-day money back guarantee for the majority of its end-user software products.

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

Cost of Services and Other Revenue

Cost of revenue - services and other consists primarily of compensation costs and contractor expenses associated with people providing services, as well as the technology, telecommunications and other personnel-related expenses related to the delivery of services. To a lesser extent, cost of services and other revenue includes third-party royalty fees for end-user software products. Cost of revenue - services and other does not include depreciation and amortization.

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

Expected Volatility – The Company computes stock price volatility over expected terms based on reasonable estimates and comparable public companies as the Company had little trading history of its own common stock.

Risk-Free Interest Rate– The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend – The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Income Taxes

Prior to the formation of Greenidge on January 27, 2021, GGH was treated as a partnership for federal and state income tax purposes. Pursuant to this election, the profit or loss of GGH is reported in the individual income tax returns of the members. Therefore, no provision for Federal or State taxes has been made for the year ended December 31, 2020.

Subsequent to the conversion of GGH to Greenidge, the Company calculates the provision for income taxes in accordance with ASC 740, Income Taxes. The current provision for income taxes represents actual or estimated amounts payable or refundable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. A valuation allowance may be provided to the extent management deems it is more likely than not that deferred tax assets will not be realized. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income, in the appropriate taxing jurisdictions, during the periods in which temporary differences, net operating losses and tax credits become realizable. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances. The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. Interest and penalties on tax liabilities, if any, would be recorded as incurred in interest expense and other expenses, respectively.

Earnings Per Share

Basic net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to common shareholders is calculated by dividing net income attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. Basic and diluted income per common share is not provided for the three and nine months ended September 30, 2020 as the Company was organized as an LLC during that period. The Company used the weighted average method in determining earnings per share in consideration of the conversion of participating securities to common shares due to the reorganization in January 2021.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As an emerging growth company, the Company has elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 15, 2021. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.

Recent Accounting Pronouncements, Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. On January 1, 2021, the Company adopted ASC 842. The Company had no leasing arrangements at the beginning of the period of adoption. As a result, no cumulative impact of adopting ASC 842 was recorded. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable. Refer to the discussion of Leases within this note for additional information. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

3. MERGER WITH SUPPORT

As described in Note 1, on September 14, 2021, Greenidge and Support combined their respective businesses through an all-stock merger transaction where Support became a wholly owned subsidiary of Greenidge. The merger has been accounted for as a business combination using the acquisition method of accounting in accordance with the provisions of FASB ASC 805, Business Combinations (“ASC 805”). Greenidge was determined to be the acquiring company for accounting purposes.

At the effective time of the Merger (“Effective Time”): (i) each share of common stock of Support (the “Support Common Stock”) issued and outstanding immediately prior to the Effective Time was cancelled and extinguished and automatically converted into the right to receive 0.115 (the “Exchange Ratio”) shares of class A common stock, par value $0.0001, of the Company, (ii) each outstanding stock option of Support immediately prior to the Effective Time (an “Option”) was accelerated, and the holder of each Option received the right to receive an amount of the Company's class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support Common Stock underlying such Option, less any shares withheld in satisfaction of the aggregate exercise price of such Option and such holder’s tax withholding obligations and (iii) each outstanding restricted stock unit of Support immediately prior to the Effective Time (an “RSU”) was accelerated, and the holder of each RSU received the right to receive an amount of the Company's class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support Common Stock underlying such RSU, less any shares and such holder’s tax withholding obligations.

Preliminary Allocation of the Purchase Price

We have applied the acquisition method of accounting in accordance with ASC 805, with respect to the identifiable assets and liabilities of Support, which have been measured at estimated fair value as of the date of the business combination. Any excess of the acquisition price over the fair value of the assets and liabilities acquired is recorded as goodwill.

As required by ASC 805, the acquisition price was determined based on the value of the consideration paid to Support shareholders, calculated to be $93.9 million (see table below). This acquisition price was allocated to the identifiable assets acquired and liabilities assumed of Support based upon their estimated fair values at the Merger date, primarily using Level 2 and Level 3 inputs. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable, and Level 3 inputs are inputs that are unobservable (for example, cash flow modeling inputs based on assumptions). Due to the timing of the business combination, allocations of the acquisition price are based on preliminary estimates and assumptions at the Merger date and are subject to revision based on final information received, including appraisals, projections and other analysis which support underlying estimates. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The following table summarizes the estimated value of the consideration paid (purchase price):

$ in thousands, except per share amount
Support common stock exchanged	25,745,487
Exchange ratio	0.115
Greenidge Class A common stock exchanged	2,960,731
Greenidge common stock value per share	$31.71
Consideration paid	$93,885

For the period immediately prior to the effective date of the Merger, Greenridge was a private company, and Support’s stock price fluctuated significantly based on factors not representative of the value of its underlying operations; therefore, Greenidge used the average of its closing stock price for the first ten days of trading on the Nasdaq Exchange ($31.71 per share) to measure the value of the consideration paid to Support shareholders.

The following table summarizes the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed by Greenridge, with the excess of the purchase price over the fair value of Support’s net assets recorded as goodwill. As previously discussed, allocations of the acquisition price are based on preliminary estimates and assumptions and the final determination of the fair values may result in further adjustments to the values presented in the following table:

$ in thousands
Cash and cash equivalents	$27,113
Short-term investments	496
Accounts receivable	5,383
Prepaid expenses and other current assets	713
Property and equipment	1,349
Other long-term assets	383
Accounts payable	(117)
Accrued expenses and other current liabilities	(3,328)
Other long-term liabilities	(242)
Intangible assets	22,690
Deferred tax liability	(6,904)
Goodwill	46,349
Total consideration	$93,885

For assets and liabilities (excluding identifiable intangible assets and deferred revenues), the Company estimated that the carrying values, net of allowances, represented the fair values at the effective date of the Merger.

The fair value estimates for identifiable intangible assets is based on preliminary assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). The final fair value determination for identifiable intangibles or estimates of remaining useful lives may differ materially from this preliminary determination. Following is a summary of identifiable intangible assets determined on a preliminary basis and is subject to adjustment during the measurement period, which could be material:

$ in thousands
Identifiable Intangible Asset	Useful Life	Fair Value
Customer relationships	5 years	$21,600
Tradename	10 years	1,090
Total identifiable intangible assets		$22,690

The preliminary fair value of the customer relationships intangible asset was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from Support’s existing customer base. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible assets, and other identifiable intangible assets. The excess earnings are thereby calculated for each year of multi-year projection periods and discounted to present value.

The preliminary fair value of the Support tradename was valued using the relief from royalty method under the income approach. This method estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset and discounted to present value.

Due to the timing of the Merger, the Company is in the early stages of its purchase accounting process. As the Company completes this process, including the finalization of the purchase price, fair value calculations, and a more detailed assessment of Support’s business projections, any measurement period adjustments will be recorded and a goodwill impairment test will be performed. In accordance with ASC 805, Support’s assets and liabilities are recorded at fair value at September 14, 2021, and accordingly, there is no cushion between Support’s fair value and carrying value. Considering that the fair value used to determine the consideration was based upon a stock that experienced significant price fluctuations, it is possible that goodwill and intangible assets may need to be impaired at that time.

Results of Support Operations Since the Merger

For the three and nine months ended September 30, 2021, the acquired Support business contributed $1.5 million in revenue and an immaterial operating loss, which includes approximately $0.2 million of amortization expenses of acquired intangible assets.

Supplemental Pro Forma Financial Information

In accordance with ASC 805, the following supplemental unaudited pro forma information gives effect to the Merger as if it had occurred on January 1, 2020. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:

•
Conforming the accounting policies of Support to those applied by Greenidge;
•
Recording certain incremental expenses resulting from purchase accounting adjustments, such as amortization expense in connection with fair value adjustments to intangible assets; and
•
Recording the related tax effects of pro forma adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Revenues	$42,448	$16,461	$87,830	$47,258
Net (loss) income	$(11,783)	$(1,646)	$(12,602)	$(6,274)

The pro forma results for three and nine months ended September 30, 2021 include $30.0 million and $32.4 million, respectively, of transaction costs for both Greenidge and Support ($24.5 million and $26.9 million after tax, respectively), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021. See Note 4 for additional information.

The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations of the Company in the future.

4. MERGER AND OTHER COSTS

The following table provides details of Merger and other costs for the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
$ in thousands	September 30, 2021	September 30, 2021
Merger related costs:
Investor fee paid in common stock (Note 9)	$17,826	$17,826
Advisor fee paid in warrants (Note 9)	8,779	8,779
Professional and other fees	1,140	1,434
Total Merger related costs	27,745	28,039
Public company filing related costs	2,102	3,056
Total Merger and other costs	$29,847	$31,095

5. SEGMENT INFORMATION

Effective September 14, 2021, following the completion of the Merger (see Notes 1 and 3), Support began operating within the Greenidge structure as a separate operating and reporting segment; therefore, Greenidge has two operating and reportable segments since the acquisition: i) Cryptocurrency Mining and Power Generation and ii) Support Services as the other. Prior to the Merger, Greenidge operated in one operating and reporting segment, Cryptocurrency Mining and Power Generation.

The Cryptocurrency Mining and Power Generation segment operates in the United States and generates revenue primarily by earning bitcoin, with application-specific integrated circuit computers (“ASICs” or “miners”) that are owned by the Company, as rewards and transaction fees for supporting the global bitcoin network. The Cryptocurrency Mining and Power Generation segment also sells surplus electricity generated by its power plant, and not consumed in bitcoin mining operations, to the New York Independent System Operator (“NYISO”) power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market. The Cryptocurrency Mining and Power Generation segment operates in the United States.

The Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support , and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but also has employees located in Philippines, India, Mexico, Colombia and Canada, including those staff providing support services.

The Company’s measure of profit or loss for segment reporting is income (loss) before income taxes, interest and depreciation and amortization and adjusted for share based compensation and excluding items not indicative of ongoing business trends (referred to as "segment Adjusted EBITDA"). This is the measure used by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources.

The table below presents information about reportable segments for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Revenues:
Cryptocurrency Mining and Power Generation	$34,233	$6,123	$61,472	$13,937
Support Services	1,521	-	1,521	-
Total Revenues	$35,754	$6,123	$62,993	$13,937

Segment Adjusted EBITDA
Cryptocurrency Mining and Power Generation	$20,973	$775	$33,464	$1,301
Support Services	204	-	204	-
Total Segments Adjusted EBITDA	$21,177	$775	$33,668	$1,301

In addition, the table below provides a reconciliation of the total of the segments Adjusted EBITDA to the consolidated Loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Total Segments Adjusted EBITDA	$21,177	$775	$33,668	$1,301
Depreciation and amortization	(2,667)	(1,064)	(5,531)	(3,227)
Stock-based compensation	(411)	-	(1,474)	-
Merger and other costs	(29,847)	-	(31,095)	-
Expansion costs	(128)	-	(128)	-
Interest expense, net	(1,009)	-	(1,399)	(540)
Consolidated loss before income taxes	$(12,885)	$(289)	$(5,959)	$(2,466)

The table below provides segment assets, which exclude cash and cash equivalents and short term investments, and a reconciliation to the consolidated total assets of the Company:

$ in thousands	September 30, 2021
Cryptocurrency Mining and Power Generation	129,802
Support Services	76,864
Total segment assets	206,666
Cash and cash equivalents	51,149
Short term investments	496
Total assets	$258,311

6. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020:

$ in thousands	Estimated Useful Lives	September 30, 2021	December 31, 2020
Plant infrastructure	15 - 39 years	$34,273	$33,944
Miners	5 years	36,779	10,236
Miner facility infrastructure	15 years	14,787	8,791
Land	N/A	300	300
Equipment	5 years	948	211
Software	3 years	1,130	66
Coal ash impoundment	4 years	2,135	2,135
Construction in process	N/A	6,869	3,989
Miner deposits	N/A	38,467	5,959
		135,688	65,631
Less: Accumulated depreciation		(14,156)	(8,986)
		$121,532	$56,645

Total depreciation expense was $2.7 million and $5.5 million for the three and nine months ended September 30, 2021 and was $1.1 million and $3.2 million for the three and nine months ended September 30, 2020, respectively.

7. NOTES PAYABLE

The Company has entered into equipment finance agreements that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. The following table provides information on the equipment financing agreements:

$ in thousands
			Interest	Initial	Balance as of:
Note	Loan Date	Maturity Date	Rate	Financing	September 30, 2021	December 31, 2020
A	December 2020	June 2022	17.0%	$4,482	$1,992	$4,233
B	December 2020	June 2022	17.0%	428	166	404
C	March 2021	November 2022	17.0%	2,229	1,733	-
D	April 2021	December 2022	17.0%	4,012	3,343	-
E - H	May 2021	October 2023	15.0%	12,080	11,751	-
I	July 2021	January 2023	17.0%	4,457	3,962	-
J	July 2021	March 2023	17.0%	2,701	2,415	-
					25,363	4,637
Less: Current portion					(17,994)	(3,273)
					$7,369	$1,364

The Company incurred interest expense of $1.0 million and $1.4 million during the three and nine months ended September 30, 2021, respectively, under the terms of these notes payable.

8. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into a promissory note agreement during 2020 with its largest equity members, Atlas Capital Resources LP and Atlas Capital Resources (P) LP (collectively referred to herein as “Atlas”). Within the agreement, there were two separate loans. One of these related party loans had a June 2021 maturity and a balance of $2.4 million at December 31, 2020, and the other loan had a May 2021 maturity with a balance of $1.2 million at December 31, 2020. The promissory notes bore interest at 8% per annum calculated on a 360-day year, and interest accrued and compounded on a quarterly basis. All accrued but unpaid interest under the notes was due and payable upon the corresponding note maturity date. Under this promissory note agreement, the Company incurred an immaterial amount of interest expense during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company incurred interest expense of $0.5 million associated with the loans that were converted into senior priority units in July 2020.

Notes payable to related party consisted of the following:

$ in thousands	September 30, 2021	December 31, 2020
Note payable to a related party due June 2021	$-	$2,382
Note payable to a related party due May 2021	-	1,191
	$-	$3,573
Less: Current Portion	$-	$(3,573)
	$-	$-

The related party loans in the table above were converted into Greenidge common stock in January 2021 (see Note 9).

Letters of Credit

On March 19, 2021, the Company and Atlas and its affiliates entered into an arrangement pursuant to which Greenidge agreed, upon request, to direct its bank to issue new letters of credit to replace all or a portion of the letters of credit provided by Atlas and certain of its affiliates, upon the consummation of a potential investment in, financing of, or sale of any assets or equity or debt securities of the Company, which results in net proceeds to the Company of at least $10 million.

Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at September 30, 2021, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s environmental trust liability as discussed in Note 2.

Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at September 30, 2021, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 13).

Guarantee

An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of gas, electricity and other commodities with Emera Energy Services, Inc. This guaranty is limited to $1.0 million. Atlas had no exposure under the guarantee during the period ended September 30, 2021.

Greenidge Coin, LLC Equity Transactions

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of GC for $15 thousand.

On July 1, 2020, Atlas purchased the preferred units of Blocker for $16.3 million, the amount of the aggregate liquidation preference, and contributed its membership interest in Blocker to GGH in exchange for Senior Priority Units – Tranche 2 (See Note 9) on July 2, 2020.

On December 31, 2020, Blocker entered into a liquidating distribution agreement with GGH, effectively dissolving Blocker into GGH.

9. STOCKHOLDERS’ EQUITY

Authorized Shares

On September 13, 2021, Greenidge filed an amendment to its certificate of incorporation to increase the authorized capital stock. Pursuant to the amended and restated certificate of incorporation, Greenidge's authorized capital stock consists of 2,400,000,000 shares of class A common stock, par value $0.0001 per share, 600,000,000 shares of class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Contribution and Exchange Agreement

In January 2021, GGH completed a corporate restructuring. Pursuant to this restructuring, Greenidge was formed and incorporated in the State of Delaware on January 27, 2021. On January 29, 2021, Greenidge entered into an asset contribution and exchange agreement with the members of GGH, in which the GGH members’ equity interests and outstanding notes payable to related parties and all accrued but unpaid interest were contributed into Greenidge in exchange for 7,000,000 shares of Greenidge class B common stock (28,000,000 shares following the 4-for-1 stock split noted below) (see Note 8). As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge.

Private Placement Offering of Preferred Stock

In January 2021, Greenidge completed a private placement offering in which 1,620,000 shares of series A redeemable convertible preferred stock was sold at $25 per share. Total net proceeds from the private placement offering were $37.1 million.

Under the terms of the private placement memorandum in connection with the preferred stock offering, each share of preferred stock was automatically converted to four shares of class B common stock when the Company’s registration statement to register such shares for resale was declared effective by the Securities and Exchange Commission. During September 2021, this preferred stock was converted into 5,760,000 shares of class A common stock and 720,000 shares of class B common stock. There are no outstanding shares of preferred stock as of September 30, 2021.

Equity Issuances Associated with the Merger

In connection with the completion of the Merger, we issued 2,960,731 shares of class A common stock in consideration for all of the outstanding shares of Support. The fair value of the common shares issued to Support shareholders was $93.9 million (see Note 3), or $91.6 million, net of issuance costs.

Additionally, pursuant to the Merger Agreement, we issued the following equity instruments in connection with the performance of consulting services leading to and in connection with the Merger at the time of the closing, as the issuance of these instruments were contingent upon successful completion of the Merger:

•
562,174 shares of class A common stock with a fair value of $17.8 million issued to an investor, which owned approximately 16.6% of Support common stock and made a prior investment in Greenidge preferred stock, which was described previously; and
•
Warrants to purchase 344,800 shares of class A common stock at an exercise price of $6.25 per share of class A common stock to B. Riley Securities, Inc., which were exercised shortly thereafter. The fair value of the warrants at issuance was $8.8 million.

For the period immediately prior to the effective date of the Merger, Greenridge was a private company, and Support’s stock price fluctuated significantly based on factors not representative of the value of its underlying operations; therefore, Greenidge used the average of its closing stock price for the first ten days of trading on the Nasdaq Exchange ($31.71 per share) to measure the value of the equity issued associated with the completion of the Merger.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, Greenidge entered into a common stock purchase agreement (the "Purchase Agreement") with B. Riley Principal Capital, LLC (the "Investor") pursuant to which Greenidge has the right to "put" or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Under the applicable Nasdaq rules, in no event may Greenidge issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of its class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless Greenidge obtains stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of class A common stock ("VWAP") during the applicable purchase date on which Greenidge has timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that Greenidge received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the Purchase Agreement to the extent that such purchase would cause the Investor to own more than 4.99% of Greenidge's issued and outstanding shares of class A common stock.

In connection with the Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge's class A common stock to be issued under the Purchase Agreement. The registration statement became effective on October 6, 2021 relating to the resale of 3,500,000 shares of Greenidge's class A common stock in connection with this Purchase Agreement.

Common Stock

Holders of Greenidge's class A common stock are entitled to one vote per share. Holders of class B common stock are entitled to ten votes per share. Class A and class B shares issued and outstanding as of September 30, 2021 are 9,627,705 and 29,040,000, respectively.

Each share of class B common stock is convertible into one share of class A common stock at the option of the holder upon written notice to the Company. Shares of class B common stock will automatically convert to shares of class A common stock upon a mandatory conversion event as defined in the amended and restated certificate of incorporation dated March 26, 2021.

Common Units

In October 2018, GGH adopted an equity incentive plan and allocated 1,250 common units to the plan. In 2018, GGH awarded 750 restricted units to certain board members, subject to various vesting provisions. At December 31, 2020, there were 730 and 20 vested and unvested, respectively, restricted units. In the event of a change in control of the Company, 100% of the awarded units would vest immediately. Common unit holders are entitled to one vote per common unit, except for such votes or consents that are reserved solely for the holders of preferred units. The Company concluded that the value of the units granted in 2018 was insignificant given historical performance of the Company, no public market, and lack of liquidity. As such, the Company did not recognize any expense related to the common restricted units during the three and nine months ended September 30, 2021 and 2020. There were 750 common units issued and outstanding at December 31, 2020. In January 2021, in conjunction with the private placement offering, the 750 GGH common units were converted to shares of Greenidge's class B common stock.

Preferred Units

GGH preferred unit holders were entitled to one vote per preferred unit. In the event of liquidation or dissolution of GGH, the holders of preferred units were entitled to receive distributions, prior to and in preference to the holders of common units. At December 31, 2020, all preferred units were issued and outstanding. All preferred units were converted to shares of Greenidge's class B common stock in connection with the contribution and exchange agreement.

Senior Priority Units

There were two tranches of GGH Senior Priority Units: Tranche 1 was equal to $13.9 million and Tranche 2 was equal to $16.3 million. Tranche 1 Senior Priority Units were issued to Atlas in July 2020 in exchange for the conversion of certain notes payable due to Atlas and all accrued but unpaid interest thereon. Tranche 2 Senior Priority Units were issued to Atlas in conjunction with Atlas contributing its equity interest in Blocker to GGH. Senior Priority Units had no voting rights.

At December 31, 2020, all senior priority units were issued and outstanding. All senior priority units were converted to shares of Greenidge's class B common stock in connection with the contribution and exchange agreement.

10. EQUITY BASED COMPENSATION

In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of class A common stock for issuance under the plan (the “2021 Equity Plan”).

Restricted Common Stock Unit Awards

During the three and nine months ended September 30, 2021, the Company awarded 0 and 616,920 restricted common stock units (“RSUs”), respectively, under the 2021 Equity Plan to directors, which are generally eligible to vest over a three-year period.

The Company’s unvested restricted common stock unit awards activity for the nine months ended September 30, 2021 is summarized below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2020	-	$-
Granted	616,920	6.25
Unvested at September 30, 2021	616,920	6.25

The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. There were no RSU grants during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the fair market value of the awards granted totaled $3.9 million and as of September 30, 2021, there was approximately $3.1 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.4 years.

Common Stock Options

The Company’s stock options activity for the nine months ended September 30, 2021 is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding at December 31, 2020	-	$-	-
Granted	753,968	6.07
Exercised	(160,000)	6.25
Forfeited	(10,888)	6.25
Outstanding at September 30, 2020	583,080	$6.01	9.43	$11,387
Exercisable as of September 30, 2021	257,484	$5.80	9.64	$5,083

The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the three and nine months ended September 30, 2021, the fair market value of the awards granted totaled $0.1 million and $1.2 million, respectively. As of September 30, 2021, there was approximately $0.4 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.2 years.

The weighted average assumptions relating to the valuation of stock options granted for the nine months ended September 30, 2021 were as follows:

Weighted Average fair value of grants	$1.54
Expected volatility	35%
Expected term (years)	4.5
Risk-free interest rate	0.4%
Expected dividend yield	0.0%

Stock-based Compensation

The Company recognized stock-based compensation expense of $0.4 million and $1.5 million during the three and nine months ended September 30, 2021, respectively. No stock-based compensation expense was recognized during the three and nine months ended September 30, 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed interim consolidated statements of operations.

11. INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.

The effective income tax rate as a percentage of income before income taxes was 38.7% and 48.0% for the three and nine months ended September 30, 2021, respectively. The effective income tax rates for the three and nine months ended September 30, 2021 benefitted from a higher tax bases for the deductibility of the equity-based success fees associated with the Merger. The effective tax rate for the nine months ended September 30, 2021 includes the recognition of a deferred tax liability caused by the reorganization from an LLC to a corporation during the first quarter of 2021. Prior to January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes; therefore, there was no income tax provision or benefit recognized during 2020.

12. EARNINGS PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock. Basic earnings per share is applicable only for the period from January 29, 2021 through September 30, 2021, which is the period following the reorganization GGH into Greenidge (see Note 2) and presents the period that the Company had outstanding common stock.

	Three Months	Nine Months
	Ended	Ended
$ in thousands, except per share amounts	September 30, 2021	September 30, 2021
Numerator
Net loss	$(7,896)	$(3,099)
Less: Net income attributable to the member units units before the reorganization	(648)	(648)
Net loss attributable to Greenidge	$(8,544)	$(3,747)
Denominator
Basic weighted average shares outstanding	30,116	28,949
Dilutive effect of equity awards	-	-
Dilutive effect of convertible preferred stock	-	-
Diluted weighted average shares outstanding	30,116	28,949
Loss per share
Basic	$(0.28)	$(0.13)
Diluted	$(0.28)	$(0.13)

Prior to the reorganization, there were no shares of common stock outstanding, and the LLC structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements. Therefore, earnings per share information has not been presented for the periods during 2020.

For the three and nine months ended September 30, 2021, there was no impact of dilution from any of the outstanding equity awards due to the Net loss, since inclusion of any impact from these awards would be antidilutive.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business.

Merger-Related Litigation.

After announcement of the Merger, six complaints were file in various U.S. federal district courts by alleged individual stockholders of Support against Support, the individual directors of Support and, in two of the cases, Greenidge and Merger Sub. Of these six complaints, two were filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650 (May 5, 2021), and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672 (May 7, 2021); three were filed in the United States District Court for the Southern District of New York: Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262 (May 12, 2021), Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584 (May 21, 2021), and Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797 (May 28, 2021). The sixth lawsuit was filed in the United States District Court for the Eastern District of New York: Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647 (May 11, 2021). Support and individual members of the Support board were named as defendants in all of the lawsuits; Greenidge and Merger Sub were also named as defendants in Bell and Salerno. The lawsuits generally alleged that Greenidge’s Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger on May 4, 2021 made misleading omissions of certain material information. The Salerno complaint also alleged that the members of the Support board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted that breach. The lawsuits purported to seek to enjoin the Merger, or alternatively, rescission and unspecified damages and costs. On August 2, 2021, lawyers representing a seventh putative stockholder of Support sent a demand letter seeking additional disclosures regarding the proposed transaction and reserving their purported right to seek to enjoin the transaction.

All of the lawsuits have since been voluntarily dismissed by plaintiffs.

Other Matters

Support has received and may in the future receive additional requests for information, including subpoenas, from other governmental agencies relating to the subject matter of a Consent Order and Civil Investigative Demands. The Company intends to cooperate with these information requests and is not aware of any other legal proceedings against the Company by governmental authorities at this time.

Commitments

As of September 30, 2021, the Company had entered into agreements to purchase miner equipment totaling $142.2 million that required deposits of $38.5 million. The Company entered into agreements for committed secured financing on this equipment totaling $5.2 million that will be funded upon delivery of the miners.

The Company entered into a contract with Empire in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $158 per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

14. CONCENTRATIONS

The Company has one major power customer, NYISO, that accounted for 9% and 11% of its revenue for the three and nine months ended September 30, 2021, respectively, and 50% and 38% for the three and nine months ended September 30, 2020. 6% and 100% of accounts receivable were due from this customer at September 30, 2021 and December 31, 2020, respectively.

For cryptocurrency mining, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 62% and 37% of total revenue for the three and nine months ended September 30, 2021, respectively, and none of the revenue for the three and nine months ended September 30, 2020. Revenue from a different pool operator customer accounted for approximately 24% and 46% of total revenue for the three and nine months ended September 30, 2021, respectively, and approximately 50% and 59% of total revenue for the three and nine months ended September 30, 2020, respectively.

The Support Services segment's largest and second largest customers accounted for approximately 60% and 25%, respectively, of the Company's consolidated accounts receivable balance at September 30, 2021.

The Company has one natural gas vendor that accounted for approximately 35% and 57% of cost of revenue for the three and nine months ended September 30, 2021, respectively, and approximately 55% and 57% of cost of revenue for the three and nine months ended September 30, 2020, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Greenidge had the following noncash investing and financing activities during the nine months ended September 30, 2021:

$ in thousands
Shares issued to Support.com shareholders upon Merger (Notes 3 and 9)	$93,885
Stock issued to purchase miners	$991
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 9)	$72,891
Issuance of shares for investor fee associated with successful completion of Merger (Notes 4 and 9)	$17,826
Issuance of warrants to advisor in connection with completion of Merger (Note 4 and 9)	$8,779

16. OTHER RISKS AND CONSIDERATIONS

The United States is presently in the midst of a national health emergency related to a virus, commonly known as Novel Coronavirus (“COVID-19”). The overall consequences of COVID-19 on a national, regional and local level are unknown, but it has the potential to result in a significant economic impact. COVID-19 did not have a material impact on the Company’s operations during the three and nine months ended September 30, 2021 and 2020. The future impact of this situation on the Company and its results and financial position is not presently determinable.

17. SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 15, 2021, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

Registered Notes Offering

On October 13, 2021, Greenidge completed a registered public offering of $55.2 million of the Company’s 8.50% Senior Notes due 2026 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Company received net proceeds after discounts and commissions, but before expenses and payment of the structuring fee, of approximately $53.3 million. The Company intends to use the net proceeds from the offering of the Notes for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

Purchase of South Carolina Property

In October 2021, a subsidiary of Greenidge entered into a Purchase and Sale Agreement (the “LSC Agreement”) with a subsidiary of LSC Communications, Inc. (the “Seller”), a Delaware corporation, pursuant to which Greenidge has agreed to purchase from the seller two parcels of land containing approximately 175 acres of land located in Spartanburg, South Carolina, including over 750,000 square feet of industrial buildings (the “Property”). As previously disclosed, LSC Communications, Inc. is a portfolio company of private investment funds managed by Atlas Holdings LLC. Greenidge’s controlling shareholder consists of certain funds associated with Atlas Holdings LLC.

The purchase price of the Property is $15.0 million (the “Purchase Price”). Under the terms of the LSC Agreement, Greenidge has deposited $2.5 million in escrow, with such amount to be applied at closing to the Purchase Price. The transaction is expected to close in early December 2021. The LSC Agreement contains customary representations, warranties and covenants of the parties and closing conditions as well as other customary provisions. Greenidge expects to finance the Purchase Price with cash on hand.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

As discussed in Note 9, on September 15, 2021, Greenidge entered into the Purchase Agreement with the Investor pursuant to which Greenidge has the right to "put" or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Following the effectiveness of Greenidge's registration statement (File No. 333-259637) on Form S-1 on October 6, 2021 relating to the resale of 3,500,000 shares of class A common stock in connection with the Purchase Agreement, the Company began selling shares of class A common stock to the Investor from time to time. Through November 12, 2021, Greenidge sold 1,977,500 shares of class A common stock to the Investor for proceeds of approximately $47.9 million, net of discounts.

ERCOT Market Data Centers

In October 2021, we entered into an agreement with a portfolio company of private investment funds managed by Atlas giving us an exclusive right of first refusal at multiple power generation sites comprising over 1,000MW of power generation assets in the ERCOT market. The agreement gives us the exclusive right of first refusal to develop data centers at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023. Greenidge’s controlling shareholder consists of certain funds associated with Atlas Holdings LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge for the years ended December 31, 2020 and 2019 included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act on August 10, 2021 and the unaudited interim financial statements and related notes thereto of Greenidge for the three and nine months ended September 30, 2021 and 2020 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries). You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Greenidge is the successor entity for accounting purposes to GGH as a result of the corporate restructuring consummated in January 2021. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, entered into an asset contribution and exchange agreement with GGH, pursuant to which Greenidge acquired all of the ownership interests in GGH in exchange for 28,000,000 shares (on a split-adjusted basis) of Greenidge’s class B common stock. As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge. The financial information presented herein are that of GGH for the periods before January 29, 2021 and Greenidge thereafter. On March 16, 2021, Greenidge effectuated a forward stock split whereby each outstanding share of class B common stock was split into four new shares of class B common stock (and each outstanding share of series A preferred stock would be convertible into four times as many shares of class B common stock as it was previously convertible into).

Cryptocurrency Mining and Power Generation Segment

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

As of September 30, 2021, Greenidge powered approximately 44 MW of mining capacity, substantially all of which is dedicated to bitcoin mining. Our Cryptocurrency Mining and Power Generation segment generates revenue i) through the exchange of bitcoins earned by ASICs as rewards and transaction fees for U.S. dollars and, to a much lesser extent, through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and ii) through the sale of electricity generated by our power plant, and not consumed in bitcoin mining operations, to New York State’s power grid at prices set on a daily basis through the NYISO wholesale market. Greenidge opportunistically increases or decreases the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

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

Volatility in the natural gas market may impact Greenidge’s results of operations and financial performance. While natural gas prices decreased in 2020, partially due to COVID-19 related demand reduction, prices have been on an upward trajectory since June of 2021 and are expected to continue rising into 2022 due to low inventory levels. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. Greenidge procures the majority of its natural gas supply from the Millennium Pipeline price hub which provides relatively low market rates for natural gas.

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

Support Services Segment

Our Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support , and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but has international operations that include staff providing support services.

Expansion Opportunities

We are exploring potential new locations where we intend to replicate our vertically integrated bitcoin mining and power generation business model. Additionally, we are evaluating potential partnerships with owners of low-cost energy sources, with a particular focus on renewable sources, as a potential avenue to grow our bitcoin mining operations.

In October 2021, Greenidge announced that it had entered into a Purchase and Sale Agreement (the "Purchase and Sale Agreement") for an industrial site in Spartanburg, South Carolina, including a 750,000 square foot building and 175 acres of land (the "Property"). Greenidge's use of the property would be to develop a bitcoin mining operation, using existing electrical infrastructure at the location. The Purchase and Sale Agreement was entered into by a subsidiary of Greenidge and a portfolio company of private investment funds managed by Atlas Holdings LLC (“Atlas”). Greenidge’s controlling shareholder consists of certain funds associated with Atlas. The purchase price of the Property is $15.0 million. The transaction is expected to close in early December 2021, and Greenidge intends to commence small scale mining operations, using portable equipment, at the Spartanburg facility in late 2021 or early 2022.

Additionally, in September 2021, Greenidge entered into an exclusive agreements with a developer for multiple sites in Texas that includes at least six sites in a pipeline that Greenidge and the developer have identified as potential locations for Greenidge data centers. In total, the potential development sites have over 2,000MW of electrical capacity and include several locations surrounded by abundant wind and solar power generation.

Furthermore, in October 2021, Greenidge entered into an agreement with a portfolio company of private investment funds managed by Atlas giving it an exclusive right of first refusal at multiple power generation sites comprising over 1,000MW of power generation assets in the ERCOT market. The agreement gives Greenidge the exclusive right of first refusal to develop data centers at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023. Greenidge’s controlling shareholder consists of certain funds associated with Atlas Holdings LLC.

Greenidge intends to develop its next commercial bitcoin mining location at either the South Carolina location or a location in Texas and is evaluating certain factors to determine which state and location is best suited.

Merger

On September 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among Greenidge, Support and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support, the separate corporate existence of Merger Sub ceased and Support survived as a wholly owned subsidiary of Greenidge. At the effective time of the Merger, we issued 2,998,261 shares of class A common stock in exchange for all shares of common stock, par value $0.0001, of Support and all outstanding stock option and restricted stock units of Support. Support's results of operations and balance sheet have been consolidated effective with the Merger.

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

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, Greenidge entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (the “Investor”) pursuant to which Greenidge has the right to “put,” or sell, to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Under the applicable Nasdaq rules, in no event may Greenidge issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of our class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless Greenidge obtains stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of our class A common stock ("VWAP") during the applicable purchase date on which we have timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that Greenidge received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the Purchase Agreement to the extent that such purchase would cause the Investor to own more than 4.99% of Greenidge's issued and outstanding shares of class A common stock.

In connection with the Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of our class A common stock to be issued under the Purchase Agreement. The registration statement became effective on October 6, 2021 relating to the resale of 3,500,000 shares of class A common stock in connection with this Purchase Agreement.

Registered Notes Offering
On October 13, 2021, Greenidge completed a registered public offering of $55.2 million of the Company’s 8.50% Senior Notes due 2026 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.

The Company received net proceeds after discounts and commissions, but before expenses and payment of the structuring fee, of approximately $53.3 million. The Company intends to use the net proceeds from the offering of the Notes for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

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

During the first nine months of 2021, Greenidge deployed approximately 8,300 additional miners comprised primarily of Bitmain S19 and S19 Pro Bitmain Antminers, as well as MicroBT M30 and M31 Whatsminers, bringing its estimated maximum hash rate to 1.19 EH/s consuming approximately 44 MW of the power plant’s total capacity of approximately 106 MW. As of September 30, 2021, in aggregate, Greenidge had approximately 15,300 miners deployed on its site capable of producing an estimated aggregate hash rate capacity of 1.2 EH/s and had entered into additional commitments to acquire:

•
Approximately 15,900 S19j Pro Bitmain Antminers scheduled for deployment beginning in the first quarter of 2022 and continuing through the third quarter of 2022;
•
Approximately 800 S19j Bitmain Antminers scheduled for deployment in the fourth quarter of 2021, and;
•
Approximately 500 MicroBT M30 Whatsminers scheduled for deployment in the fourth quarter of 2021.

We have ordered additional miners between September 30 and November 12, 2021 that will bring our committed total capacity to approximately 49,000 miners and 4.7 EH/s, including Greenidge's launch order for Bitmain's new Antminer S19 XP. These new advanced miners have substantially greater hash rate capacities and use electric power more efficiently than Greenidge’s existing miner fleet. With the deployment of the aforementioned miners due in 2021, Greenidge expects to be able to achieve a total hash rate capacity of at least 1.4 EH/s by the end of 2021.

Business Environment

The third quarter of 2021 saw a continuation of quarterly sequential revenue growth, growth of 121% as compared to the second quarter of 2021, driven by cryptocurrency mining revenue due to the miner fleet growth. Higher average hash rate capacity in the third quarter, combined with an approximate 28% lower level of mining difficulty and a slightly higher average bitcoin value during the third quarter of 2021 fueled the revenue growth as compared to the second quarter of 2021.

Significant costs associated with the completion of the Merger caused a Net loss of $16.3 million in the third quarter of 2021 compared to Net income of $3.5 million in the second quarter of 2021; however, Adjusted EBITDA increased significantly to $21.2 million in the third quarter 2021 as compared to $8.1 million in the second quarter of 2021. Adjusted EBITDA is a Non-GAAP financial measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Results of Operations

The following table sets forth key components of the results of operations of Greenidge during the three and nine months ended September 30, 2021 and 2020.

	Quarters Ended September 30,			Nine Months Ended September 30,
$ in thousands	2021	2020	Variance	2021	2020	Variance
Total revenue	$35,754	$6,123	483.9%	$62,993	$13,937	352.0%
Cost of revenue (exclusive of depreciation and amortization shown below)	9,659	4,072	137.2%	19,046	8,681	119.4%
Selling, general and administrative expenses	5,446	1,493	264.8%	12,017	4,131	190.9%
Merger and other costs	29,847	-		31,095	-
Depreciation and amortization	2,667	1,064	150.7%	5,531	3,227	71.4%
Loss from operations	(11,865)	(506)	N/A	(4,696)	(2,102)	N/A
Other (expense) income:
Interest expense, net	(1,009)	-	N/A	(1,377)	-	N/A
Interest expense - related party	-	-	N/A	(22)	(540)	-95.9%
Loss on sale of digital assets	18	36	-50.0%	159	11	N/A
Other (expense) income, net	(29)	181	-116.0%	(23)	165	N/A
Total other (expense) income, net	(1,020)	217	-570.0%	(1,263)	(364)	247.0%
Loss before income taxes	(12,885)	(289)	N/A	(5,959)	(2,466)	141.6%
(Benefit) provision for income taxes	(4,989)	-	N/A	(2,860)	-	N/A
Net loss	$(7,896)	$(289)	N/A	$(3,099)	$(2,466)	N/A
Adjusted Amounts (a)
Income (loss) from operations	$18,110	$(506)		$26,527	$(2,102)
Operating margin	50.7%	-8.3%		42.1%	-15.1%
Net income (loss)	$12,166	$(289)		$17,868	$(2,466)
Other Financial Data (a)
EBITDA	$(9,209)	$775		$971	$1,301
as a percent of revenues	-25.8%	12.7%		1.5%	9.3%
Adjusted EBITDA	$21,177	$775		$33,668	$1,301
as a percent of revenues	59.2%	12.7%		53.4%	9.3%
(a)
Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Revenue

	Quarters Ended September 30,			Nine Months Ended September 30,
$ in thousands	2021	2020	Variance	2021	2020	Variance
Cryptocurrency mining	$31,156	$3,043	923.9%	$54,217	$8,673	525.1%
Power and capacity	3,077	3,080	-0.1%	7,255	5,264	37.8%
Services and other	1,521	-	N/A	1,521	-	N/A
Total revenue	$35,754	$6,123	483.9%	$62,993	$13,937	352.0%

The components of revenue, expressed as a percentage of total revenue were:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cryptocurrency mining	87.1%	49.7%	86.1%	62.2%
Power and capacity	8.6%	50.3%	11.5%	37.8%
Services and other	4.3%	N/A	2.4%	N/A
Total revenue	100.0%	100.0%	100.0%	100.0%

Total revenue increased $29.6 million, or 483.9%, and $49.1 million, or 352.0%, during the three and nine months ended September 30, 2021, respectively, as compared to their prior year periods. The increase in revenue was driven by the Cryptocurrency Mining and Power Generation segment, specifically cryptocurrency mining, due to our significantly expanded our miner fleet over the last year.

The acquisition of Support.com increased revenue $1.5 million during the three- and nine-month periods ended September 30, 2021, respectively.

Refer to the "Segment Discussion" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Mining and Power Generation segment and the Support Services segment. Refer to Note 14 for concentrations of revenue.

Cost of revenue (exclusive of depreciation and amortization)

	Quarters Ended September 30,			Nine Months Ended September 30,
$ in thousands	2021	2020	Variance	2021	2020	Variance
Cryptocurrency mining	$5,974	$1,027	481.7%	$11,504	$2,966	287.9%
Power and capacity	2,831	3,045	-7.0%	6,688	5,715	17.0%
Services and other	854	-	N/A	854	-	N/A
Total cost of revenue	$9,659	$4,072	137.2%	$19,046	$8,681	119.4%
As a percentage of total revenue	27.0%	66.5%		30.2%	62.3%

Total cost of revenue, exclusive of depreciation and amortization, increased 137.2% to $9.7 million in the three months ended September 30, 2021 and 119.4% to $19.0 million in the nine months ended September 30, 2021 due to the significant increase in cryptocurrency mining fleet requiring an increase in the use of MWh for cryptocurrency mining. Additionally, the cost of revenue per MWh (exclusive of depreciation and amortization) increased significantly for both cryptocurrency mining and power and capacity primarily due to a significant increase in the gas cost per dekatherm, which increased 135% in the three months ended September 30, 2021 and 80% during the nine months ended September 30, 2021 as compared to the same periods in 2020. The acquisition of Support added $0.9 million to cost of revenue, or 21.0% and 9.8% to total cost of revenue for the three and nine months ended September 30, 2021, respectively.

Total cost of revenue as a percentage of total revenue declined significantly due primarily to the change in mix of revenue. Cryptocurrency mining generates significantly higher revenue per MWh than power and capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.0 million, or 264.8%, and $7.9 million, or 190.9%, for the three and nine months ended September 30, 2021 primarily due to costs related to operating costs as a public company and costs of corporate infrastructure to support the Company’s growth, including non-cash stock compensation of $0.4 million and $1.5 million for the three and nine months ended September 30, 2021, respectively (as compared to none for the same periods in 2020).

Merger and other costs

Merger and other costs represented costs associated with the Merger, as well as professional and other fees associated with becoming a publicly traded company. The Merger-related costs included $26.6 million of noncash costs associated with issuance of equity instruments, whose issuance was contingent upon the successful completion of the Merger.

Depreciation and amortization

Depreciation and amortization increased $1.6 million, or 150.7%, and $2.3 million, or 71.4%, for the three and nine months ended September 30, 2021 primarily due to the purchase and deployment of additional miners. Additionally, the acquisition of Support increased depreciation and amortization by $0.2 million, or 20.3% and 6.7% for the three and nine months ended September 30, 2021.

Income (Loss) from operations

Greenidge reported loss from operations of $11.9 million and $4.7 million for the three and nine months ended September 30, 2021 as compared to loss from operations of $0.5 million and $2.1 million for the three and nine months ended September 30, 2020. The loss from operations during the three and nine months ended September 30, 2021, was driven by the $29.8 million and $31.1 million of Merger-related and other costs, respectively.

Adjusted income from operations was $18.1 million and $26.5 million for the three and nine months ended September 30, 2021, respectively. The improvement in adjusted operating income as compared to operating loss in the 2020 periods is primarily attributable to an increase in bitcoin mining hash rate as well as operating leverage. Adjusted income from operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Other (expense) income, net

During the three and nine months ended September 30, 2021, Greenidge incurred other expense as compared to other income in the same periods of 2020, primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.

Benefit for income taxes

Prior to January 27, 2021, the Company was treated as a partnership for federal and state income tax purposes. The Company recognized a benefit for income taxes of $5.0 million and $2.9 million during the three and nine months ended September 30, 2021, respectively, with an effective tax rate of 38.7% and 48.0%, respectively. The effective income tax rates for the three and nine months ended September 30, 2021 benefitted from a higher tax bases for the deductibility of the equity-based success fees associated with the Merger. The effective tax rate for the nine months ended September 30, 2021 also includes the recognition of a deferred tax liability caused by the reorganization from an LLC to a corporation during the first quarter of 2021.

Net Income (Loss)

As a result of the factors described above, net loss increased to $7.9 million and $3.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.3 million and $2.5 million for the three and nine months ended September 30, 2020, respectively.

On an adjusted basis, excluding the after-tax impact of the Merger-related costs, costs associated with becoming a public company and expansions costs, adjusted net income during the three months ended September 30, 2021 would have been $12.2 million as compared to the net loss of $0.3 million in the same period in 2020, and adjusted net income during the nine months ended September 30, 2021 would have been $17.9 million as compared to the net loss of $2.5 million during the same period in 2020. Adjusted net income (loss) is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Segment Discussion

The following summary of revenue and segment adjusted EBITDA provides a basis for the discussion that follows. Greenidge evaluates the performance of its reportable segments based on Adjusted EBITDA, which excludes items not indicative of ongoing business trends. The reported amounts in the table below are from the Condensed Consolidated Statements of Operations.

	Quarters Ended September 30,			Nine Months Ended September 30,
$ in thousands	2021	2020	Variance	2021	2020	Variance
REVENUES
Cryptocurrency Mining and Power Generation	$34,233	$6,123	459.1%	$61,472	$13,937	341.1%
Support Services	1,521	-	N/A	1,521	-	N/A
Total Revenues	$35,754	$6,123	483.9%	$62,993	$13,937	352.0%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Mining and Power Generation	$20,973	$775	2606.2%	$33,464	$1,301	2472.2%
Support Services	204	-	N/A	204	-	N/A
Total Adjusted EBITDA	$21,177	$775	2632.5%	$33,668	$1,301	2487.9%

Reconciliation to loss before income taxes:
Depreciation and amortization	(2,667)	(1,064)		(5,531)	(3,227)
Stock-based compensation	(411)	-		(1,474)	-
Merger and other costs	(29,847)	-		(31,095)	-
Expansion costs	(128)	-		(128)	-
Interest expense, net	(1,009)	-		(1,399)	(540)
Consolidated loss before income taxes	$(12,885)	$(289)		$(5,959)	$(2,466)

Cryptocurrency Mining and Power Generation Segment

The following table provides a summary of key metrics associated with the Cryptocurrency Mining and Power Generation segment

$ in thousands, except $ per MWh	Quarters Ended September 30,			Nine Months Ended September 30,
and average Bitcoin price	2021	2020	Variance	2021	2020	Variance
Cryptocurrency mining	$31,156	$3,043	923.9%	$54,217	$8,673	525.1%
Power and capacity	3,077	3,080	-0.1%	7,255	5,264	37.8%
Total revenue	$34,233	$6,123	459.1%	$61,472	$13,937	341.1%

MWh
Cryptocurrency mining	87,111	41,960	107.6%	199,200	90,746	119.5%
Power and capacity	44,915	89,028	-49.5%	126,990	175,602	-27.7%
Revenue per MWh
Cryptocurrency mining	$358	$73	393.2%	$272	$96	184.8%
Power and capacity	$69	$35	98.0%	$57	$30	90.6%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency mining	$5,974	$1,027	481.7%	$11,504	$2,966	287.9%
Power and capacity	$2,831	$3,045	-7.0%	$6,688	$5,715	17.0%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency mining	$69	$24	180.2%	$58	$33	76.7%
Power and capacity	$63	$34	84.3%	$53	$33	61.8%

Cryptocurrency Mining Metrics
Bitcoins mined	729	246	189.9%	1,257	919	34.4%
Average Bitcoin price	$41,937	$10,629	294.6%	$44,614	$9,287	380.4%
Average hash rate (EH/s)			188.3%			86.4%
Average difficulty			-6.6%			24.5%

Revenue

Cryptocurrency mining revenue

For its cryptocurrency mining revenue, Greenidge generates electricity on-site from its power plant and uses that electricity to power ASIC miners, generating bitcoin which it then exchanges for U.S. dollars or holds in its wallet. Greenidge’s cryptocurrency mining revenue increased by $28.1 million, or 923.9%, during the three months ended September 30, 2021 and increased by $45.5 million, or 525.1%, for the nine months ended September 30, 2021. Such increases were attributable to Greenidge's increased mining fleet resulting in a 188.3% and 86.4% increase in the average hash rate during the three and nine months ended September 30, 2021, respectively. The increased average hash rate, along with a lower average difficulty during the third quarter of 2021 led to Greenidge mining 729 bitcoins in the third quarter of 2021 as compared to 246 bitcoins in the third quarter of 2020. In comparing the nine months ended September 30, 2021 to the same period in 2020, the number of bitcoins mined increased 34.4% to 1,255 due to the increased average hash rate from the mining fleet expansion, which was partially offset the average difficulty and the halving event that occurred in May 2020 and reduced the block reward from 12.5 bitcoin per block to 6.25 bitcoin per block. The increased number of bitcoins mined along with the significantly higher average bitcoin price in 2021 resulted in the significant growth in cryptocurrency mining revenue.

As of September 30, 2021 and September 30, 2020 Greenidge had a power capacity (when not mining) of approximately 106MW and a mining capacity of approximately 44MW and 17MW, respectively. Greenidge’s power capacity is the measure of total rated net MW output of Greenidge’s power plant and represents the maximum useful output of Greenidge’s power generation facilities, whereas mining capacity is the number of rated net MW output from Greenidge’s power generation facilities devoted to bitcoin mining activity.

Power and capacity revenue

Power and capacity revenue is earned when Greenidge sells capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, Greenidge earns revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Greenidge's power and capacity revenue of $3.1 million during the third quarter of 2021 was relatively consistent with the third quarter of 2020, but increased by $2.0 million, or 37.8%, to $7.3 million for the nine months ended September 30, 2021. Power revenue was comparatively higher in the nine months ended September 30, 2021 due to warmer weather in the month of June of 2021 as compared to 2020 and lower power demand in general in 2020 due to the COVID-19 lockdowns. For the quarter ended September 30, 2021, higher prices, signified by the higher power and capacity revenue per MWh, were offset by a decline in volume, signified by the increase in power and capacity MWh. For the nine months ended September 30, 2021, higher prices were partially offset by a decline in volume. The increase in prices were driven by higher demand caused by more extreme weather during 2021 as compared to the same periods in 2020 that the plant was online and the New York stay-at-home regulations during 2020, which reduced the demand for power. As the COVID-19 regulations are lifted, Greenidge does not anticipate further COVID-19 impacts in the future unless further COVID-19 outbreaks require further statewide shutdowns.

Segment Adjusted EBITDA

Segment adjusted EBITDA for the Cryptocurrency Mining and Power Generation segment increased to $21.0 million for the third quarter of 2021 from $0.8 million in the third quarter of 2020, and increased to $33.7 million for the nine months ended September 30, 2021 from $1.3 million for the same period in 2020. The significant increase in segment adjusted EBITDA was driven by the significant increase in cryptocurrency mining due to the expansion of our mining fleet and significantly changed the revenue mix of the segment during the 2021 periods as compared to the 2020 periods. The revenue from cryptocurrency mining has resulted in higher adjusted EBITDA margins than power and capacity revenue, as cryptocurrency mining generates higher revenue per MWh and lower cost of revenue per MWh (exclusive of depreciation and amortization) than power and capacity revenue.

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

Support Services Segment

Greenidge acquired Support, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there was less than a month of operations included in Greenidge's consolidated results in 2021, resulting in Support Services revenue of $1.5 million and segment adjusted EBITDA of $0.2 million in the three and nine months ended September 30, 2021.

In October 2021, Support agreed with a major customer to terminate its contract to provide support services effective in the first quarter of 2022. This major customer represented approximately 22% and 27% of the revenues of the Support business for the three and nine months ended September 30, 2021, respectively, which includes periods prior to the Merger, which were not included in Greenidge's consolidated results of operations.

Non-GAAP Measures and Reconciliations

The following non-GAAP measures are intended to supplement investors' understanding of Greenidge's financial information by providing measures which investors, financial analysts and management use to help evaluate the Company's operating performance. Items which the Company does not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

	Quarters Ended September 30,		Nine Months Ended September 30,
$ in thousands	2021	2020	2021	2020
Adjusted operating income (loss)
Loss from operations	$(11,865)	$(506)	$(4,696)	$(2,102)
Add: Merger and other costs	29,847	-	31,095	-
Add: Expansion costs	128	-	128	-
Adjusted income (loss) from operations	$18,110	$(506)	$26,527	$(2,102)
Adjusted operating margin	50.7%	-8.3%	42.1%	-15.1%

Adjusted net income (loss)
Net loss	$(7,896)	$(289)	$(3,099)	$(2,466)
Add: Merger and other costs, after tax	19,969	-	20,874	-
Add: Expansion costs, after tax	93	-	93	-
Adjusted net income (loss)	$12,166	$(289)	$17,868	$(2,466)

EBITDA and Adjusted EBITDA
Net loss	$(7,896)	$(289)	$(3,099)	$(2,466)
Provision for income taxes	(4,989)	-	(2,860)	-
Interest expense, net	1,009	-	1,399	540
Depreciation and amortization	2,667	1,064	5,531	3,227
EBITDA	(9,209)	775	971	1,301
Stock-based compensation	411	-	1,474	-
Merger and other costs	29,847	-	31,095	-
Expansion costs	128	-	128	-
Adjusted EBITDA	$21,177	$775	$33,668	$1,301

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to costs associated with the Merger, costs of becoming a public company (which included the costs of corporate reorganization from an LLC, public registration of shares and associated costs), business expansion costs, fair value adjustments for certain financial liabilities (including asset retirement obligations), costs associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of Greenidge’s performance that is neither required by, nor presented in accordance with, GAAP. Greenidge believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing its financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, Greenidge may incur future expenses similar to those excluded when calculating these measures. In addition, Greenidge’s presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Greenidge’s computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

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

Liquidity and Capital Resources

On September 30, 2021, Greenidge had cash and cash equivalents of $51.1 million and short term investments of $0.5 million. To date, Greenidge has primarily relied on debt and equity financing to fund its operations and to meet ongoing working capital needs and to execute on the initial stages of its business plan. On January 29, 2021, Greenidge completed a private placement offering of 1,620,000 shares of series A preferred stock, at a price per share of $25.00, to certain individuals and investors for an aggregate amount of $40.5 million. On September 15, 2021, Greenidge entered into the Purchase Agreement with the Investor, pursuant to which Greenidge has the right to sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Through November 12, 2021, Greenidge has sold 1,977,500 shares to the Investor for proceeds of approximately $47.9 million, net of discounts. There can be no assurance that Greenidge will be able to sell additional shares of class A common stock on favorable terms, or at all.

On October 13, 2021, Greenidge completed a registered public offering of $55.2 million, in the aggregate, of the Company’s 8.50% Senior Notes due 2026 (the “Notes”). The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Company received net proceeds after discounts and commissions, but before expenses and payment of the structuring fee, of approximately $53.3 million. The Company intends to use the net proceeds from the offering of the Notes for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

In addition to the financings noted above, on September 14, 2021, Greenidge completed the Merger, through the issuance of class A common stock, which included cash and cash equivalents of $27.1 million and short term investments of $0.5 million.

Greenidge may seek to raise capital through alternative sources, such as a public offering, an additional private placement of its equity or debt securities or traditional or non-traditional credit type facilities. If Greenidge raises additional equity financing, its stockholders may experience significant dilution of their ownership interests, and the per share value of its class A common stock could decline. Furthermore, if Greenidge engages in additional debt financing, the debt holders would likely have priority over its stockholders, on order of payment preference.

While Greenidge held a relatively small amount of digital assets for an extended period as of September 30, 2021, Greenidge’s current business strategy is to sell digital assets within a short period after earning such assets. Greenidge may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Greenidge’s liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments

The following table summarizes Greenidge’s contractual obligations and other commitments as of September 30, 2021, and the years in which these obligations are due:

		Less than	1 - 3
$ in thousands	Total	1 Year	Years
Notes payable (1)	$42,932	$25,229	$17,703
Leases (2)	$943	$670	$273
Natural gas commitments (3)	$9,187	$9,187	$-
Purchase commitments (4)	$103,778	$103,778	$-

(1)
The notes payable amounts presented in the above table include financed principal obligations plus estimated contractual future interest and risk premium payments.
(2)
Lease obligations include fixed monthly rental payments and exclude estimated revenue sharing payments.
(3)
Represents off balance sheet arrangements to purchase natural gas through March 1, 2022.
(4)
Represents miner purchase commitments as of September 30, 2021 reduced by deposits made as of September 30, 2021.

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

As of September 30, 2021 Greenidge had outstanding commitments to purchase an additional 17,200 miners with a remaining cash commitment of $103.8 million, which has been included in the table above. The Company has $5.2 million of committed financing associated with these miners that will be funded upon delivery. These purchase commitments are cancellable only by Greenidge;

however, if Greenidge were to cancel, Greenidge would forfeit the equipment deposits paid. The $5.2 million of committed financing for the miner purchase commitments are generally for a term of 18 months from delivery date with interest rates between 15% to 17% and require an additional risk premium payment.

Since the end of the third quarter through November 15, 2021, Greenidge had ordered an additional 12,500 S19j Pro Bitmain Antminers. The aggregate amount of these additional purchases was approximately $24.3 million.

Greenidge announced in October 2021 that it had entered into a Purchase and Sale Agreement for land and a facility in Spartanburg, South Carolina, with a purchase price of $15.0 million.

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

Summary of Cash Flow

The following table provides information about Greenidge’s net cash flow (in thousands) for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
$ in thousands	2021	2020
Net cash provided by operating activities	$26,666	$788
Net cash used in investing activities	(38,644)	(9,302)
Net cash provided by financing activities	58,075	-
Net change in cash and cash equivalents	46,097	(8,514)
Cash and cash equivalents at beginning of year	5,052	11,750
Cash and cash equivalents at end of period	$51,149	$3,236

Net cash provided by operating activities was $26.7 million for the nine months ended September 30, 2021, as compared to $0.8 million for the nine months ended September 30, 2020. The increase in the operating cash flow during the first nine months of 2021 as compared to 2020 was driven primarily by the cash generated from net income (which is the net income adjusted noncash items impacting net income, such as depreciation and amortization, equity-based Merger-related costs, deferred taxes, accretion of asset retirement obligations, stock-based compensation and loss on environmental liability), which improved by approximately $26.9 million.

Net cash used in investing activities was $38.6 million for the nine months ended September 30, 2021, as compared to $9.3 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, purchases of and deposits for property and equipment significantly increased as compared to the prior year due to the Company’s expansion of its miner fleet for cryptocurrency mining. During the third quarter of 2021, Greenidge acquired Support through the issuance of common stock, and as a result acquired $27.1 million of cash held by Support.

Net cash provided by financing activities was $58.1 million for the nine months ended September 30, 2021, as compared to $0.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock, $25.1 million from notes payable and $3.2 million from stock options and warrants exercised, offset by repayments on notes payable and finance lease obligations related to equipment finance agreements of $5.0 million and $2.3 million of costs associated with the issuance of shares for the Merger.

Emerging Growth Company Status

Greenidge qualifies as an “emerging growth company” under the Jumpstart our Business Startups Act ("JOBS Act"). As a result, it is permitted to, and intends to, rely on exemptions from certain disclosure requirements. For so long as Greenidge is an emerging growth company, it will not be required to:

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

Critical Accounting Policies and Estimates

Greenidge believes the following accounting policies are most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Goodwill and Intangible Assets
As a result of the merger with Support, Greenidge has recorded $46.3 million of goodwill and $22.7 million of intangible assets based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates. Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill.

For the period immediately prior to the effective date of the Merger, Greenridge was a private company, and Support’s stock price fluctuated significantly based on factors not representative of the value of its underlying operations; therefore, Greenidge used the average of its closing stock price for the first ten days of trading on the Nasdaq Exchange ($31.71 per share) to measure the value of the consideration paid to Support shareholders. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price allocation adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. The Company will reflect measurement period adjustments in the period in which the adjustments are determined.

The Company will be required to perform a goodwill impairment test annually, which will occur in the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. If the carrying value of goodwill is not recoverable, an impairment is recognized for the difference. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature.

Due to the timing of the Merger, the Company is in the early stages of our purchase accounting process. As the Company completes this process, including the finalization of the purchase price, fair value calculations, and a more detailed assessment of Support’s business projections, any measurement period adjustments will be recorded and a goodwill impairment test will be performed. In accordance with ASC 805, Support’s assets and liabilities are recorded at fair value at September 14, 2021, and accordingly, there is no cushion between Support’s fair value and carrying value. Considering that the fair value used to determine the consideration was based upon a stock that experienced significant price fluctuations, it is possible that goodwill and intangible assets may need to be impaired at that time.

Accounts Receivable

Greenidge provides credit in the normal course of business to its power customer, the NYISO, and to its customers of its Support Services segment. Greenidge performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. The customers of the Support Services segment generally are invoiced monthly and make payments within 30 days of the invoice. There are currently no accounts receivable associated with cryptocurrency mining revenues.

Digital Assets

Digital assets are included in current assets in the accompanying consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with Greenidge’s revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital currencies, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, Greenidge has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If Greenidge concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Greenidge assessed these digital assets and determined no impairment existed as of September 30, 2021. As of September 30, 2021, Greenidge’s digital assets consisted of approximately 29.8 bitcoins compared to 26.1 bitcoins as of December 31, 2020.

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

While management uses available information to evaluate and recognize impairment losses on digital assets, further reductions in the carrying amounts may be necessary based on the changes in the underlying value of bitcoin

Emissions Expense and Credits

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

Greenidge owns and operates a landfill located on its property in the Town of Torrey, NY. As required by the NYSDEC, landfills are required to fund a trust or provide an equivalent financial commitment to cover expenses for approximately 30 years of estimated expenses to maintain the landfill after a landfill has ceased operations. As of September 30, 2021, the landfill owned by Greenidge is a fully permitted, operational landfill and acts as a leachate treatment facility. An annual report is completed by a third-party engineering firm to provide environmental compliance and calculate combined closure and post-closure costs, discounted to current year dollars. In lieu of a trust, Greenidge has negotiated with its largest equity member to maintain a letter of credit guaranteeing the payment of the liability. In accordance with ASC 410-20, Asset Retirement Obligations, Greenidge has recorded an environmental liability of $5.0 million and $4.9 million as of September 30, 2021 and December 31, 2020, respectively. The letter of credit related to this liability was for $5.0 million at September 30, 2021.

Greenidge has an obligation associated with coal combustion residuals associated with the closure of a coal ash pond located on its property in the Town of Torrey, NY as coal combustion residuals are subject to Federal and State regulations. In accordance with Federal law and ASC 410-20, Asset Retirement Obligations, Greenidge recorded an asset retirement obligation of $2.4 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively. There were no changes to cash flow estimates related to the coal ash pond asset retirement obligation during the first nine months of 2021. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with coal combustion residuals regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, Greenidge had 1,965,000 mmbtu of natural gas purchased through March 1, 2022 at an average cost of $4.68 / mmbtu, which represents an aggregate commitment of $9.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than discussed below, and as set forth in Note 9 “Commitments and Contingencies – Merger-Related Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

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

Item 1A. Risk Factors

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

Risks Related to Our Business

Risks Related to Our Business Generally

Our business and operating plan may be altered due to several external factors, including market conditions, the ability to procure equipment in a quantity, cost and timeline consistent with our business plan, the ability to identify and acquire additional locations to replicate the operating model in place at our existing cryptocurrency mining and power generation facility and the ability to integrate the Support Services segment within our overall business plan.

We have developed a business plan that contemplates the anticipated completion of our build out in the Town of Torrey, New York, expansion into the Spartanburg facility, as well as the acquisition of additional power generation assets where we envision replicating our existing business model. The business plan is predicated on certain assumptions regarding many factors, some of which include no disruption to current operations from regulatory changes requirements, and procurement of additional mining equipment of certain performance specifications at certain future dates and prices, as well as the acquisition of additional locations. Our business plan is subject to change to the extent we are not able to achieve the expected outcomes consistent with our current assumptions. There can be no assurance that we will realize the benefits of our growth strategy and business plan, including with respect to our significant capital expenditures relating to orders of mining equipment. Furthermore, we remain in the process of developing other sites to deploy this mining equipment, and any disruption in developing such sites may delay our deployment efforts. Any delay in developing other sites could delay our ability to deploy mining equipment that we receive, and materially adversely affect our results of operation, strategy and financial performance.

As we continue to integrate the Support Services segment within our business model, we may elect or may be required to alter our business plans or change our business strategy with respect to the segment. Any change to our business plans or strategy will present risks related to Support’s ability to execute on these changes and may require us to make additional investments in the Support Services segment, all of which could harm our results of operations and financial performance.

It may take significant time, expenditure or effort for us to grow our business, including our bitcoin mining operations, through acquisitions, and our efforts may not be successful.

The number of bitcoin and other cryptocurrency mining companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency mining companies seek to grow their mining capacity or access additional sources of electricity to power their growing mining operations, the acquisition of existing cryptocurrency mining companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our bitcoin mining operations from our captive 106-megawatt power generation facility located in the Town of Torrey, New York. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency mining businesses or electricity generating power plants. We expect that operations at a new site will commence in 2022; however, there can be no assurance that operations will commence on the timeline indicated, or that the expected benefits and advantages of such expansion will be realized. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long term growth prospects, which could materially adversely affect our results of operations, strategy and financial performance.

Additionally, we may engage in the acquisition of other companies, investments, joint ventures and strategic alliances outside of our Support Services segment’s current line of business to design and develop new technologies and products, to strengthen competitiveness by scaling up and to expand our existing business line into new regions. Such transactions, especially in new lines of business, inherently involve risk due to the difficulties in integrating operations, technologies, products and personnel. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, may adversely affect the existing business. We may incur significant acquisition, administrative and other costs in connection with these transactions, including costs related to integration or restructuring of acquired businesses. These investments may not provide a return or lead to an increase in our Support Services segment’s operating results, and the benefits of these investments may not be obtained. There can be no assurance that these transactions will be beneficial to our Support Services segment’s results of operations or financial condition. Even assuming these transactions are beneficial, there can be no assurance that we will be able to successfully integrate the new business lines acquired or achieve all or any of the initial objectives of these transactions.

The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our results of operations, strategy and financial performance.

Our operations, strategy and business depend to a significant degree on the skills and services of our management, including Jeffrey Kirt, our Chief Executive Officer, Dale Irwin, our President and Timothy Rainey, our Chief Financial Officer.

At present, our management team is small, and we will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential power generation, cryptocurrency mining and support services opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed. Furthermore, if we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business.

The loss of key members of management could inhibit our business. Our future success also depends in large part on our ability to attract, retain and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the bitcoin industry. The market for highly qualified personnel in the industries in which we operate is very competitive, and we may be unable to attract and retain such personnel. If we are unable to attract and retain such personnel, our business could be harmed.

We have been, are currently, and may be in the future, the subject of legal proceedings, including governmental investigations, relating to our products or services.

We, or certain of our subsidiaries, have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings, and may be named in additional ones in the future. Litigation may be time consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on our and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of the business and damage to our reputation or relationship with third parties, which could materially and adversely affect our results of operations, strategy and financial performance.

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

Since the announcement of the Merger, six complaints have been filed by alleged individual stockholders of Support against Support, the individual directors of Support and, in two of the cases, Greenidge and Merger Sub in various U.S. federal district courts. The lawsuits generally allege that the Form S-4 Registration Statement filed with the Securities and Exchange Commission in connection with the Merger on May 4, 2021 is misleading and/or omits certain material information. In addition, one of the lawsuits also alleges that the members of the Support board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted the Support directors’ alleged breaches of fiduciary duty. All six lawsuits seek, among other things, to enjoin the Merger, or in the event that an injunction is not entered and the Merger closes, rescission of the Merger and unspecified money damages, costs and attorneys’ and experts’ fees (see Note 13).

Our Support Services segment involves direct sale and licensing of services and software to consumers and small and medium sized businesses, and it typically includes customary indemnification provisions in favor of its partners in its agreements for the distribution of its services and software. As a result, we may be subject to consumer litigation and legal proceedings related to our Support Services segment’s services and software, including putative class action claims and similar legal actions, including, but not limited to, consumer litigation and legal proceedings. We may also be subject to employee litigation and legal proceedings related to our employment practices attempted on a class or representative basis. Such litigation can be expensive and time-consuming regardless of the merits of any action and could divert management’s attention from our business. The cost of defense can be large as can any settlement or judgment in an action. Any of the foregoing could have a material adverse effect on our results of operations, strategy and financial performance.

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

The aggregate computing power of the global bitcoin network has generally grown over time and we expect it to continue to grow in the future. To the extent the global hash rate continues to increase, the market share of and the amount of bitcoin rewards paid to any fixed fleet of miners will decrease. Therefore, in order to maintain our market share, we may be required to expand our mining fleet, which may require significant capital expenditures. Such significant capital expenditures could have an adverse effect on our business operations, strategy and financial performance.

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

Any of these could render our bitcoin mining operations and/or power generation inoperable, temporarily or permanently, and the potential impact on our business is currently magnified because we currently operate from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Our property insurance covers approximately $197 million per occurrence on plant, including business interruption, and $50 million for bitcoin mining equipment in all cases, subject to certain deductibles. Our insurance may not be adequate to cover the losses we suffer as a result of these risks, which could materially adversely impact our results of operations and financial condition.

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

Bitcoin are controlled by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet’s public key or address is reflected in the network’s public blockchain. We publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our bitcoin and such private keys may not be capable of being restored. Such events could materially adversely impact our results of operations and financial condition.

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

Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), a company may be deemed an investment company if the value of our investment securities is more than 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. At the present time, the Securities and Exchange Commission (the "SEC") does not deem the bitcoin that we own, acquire or mine as an investment security, and we do not believe any of the bitcoin we own, acquire or mine to be securities. Additionally, we do not currently hold a significant portion of our assets in bitcoin. However, SEC rules and applicable law are subject to change, especially in the evolving world of cryptocurrency, and further, the Investment Company Act analysis may not be uniform across all forms of cryptocurrency that we might mine or hold.

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

While we record digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification, or ASC, 350, there is currently no authoritative guidance under U.S. GAAP which specifically addresses the accounting for digital assets, including digital currencies.

We recognize bitcoin related revenue when bitcoins are earned. The receipt of bitcoins is generally recorded as revenue, using the spot price of a prominent exchange at the time of daily reward and bitcoins are recorded on the balance sheet at their cost basis and are reviewed for impairment annually.

A change in financial accounting standards or their interpretation could result in changes in accounting treatment applicable to our bitcoin business, which may have an adverse effect on our results of operations.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of bitcoins as property for tax purposes (in the context of when such bitcoins are held as an investment), such determination could have a negative tax consequence on us.

Current IRS guidance indicates that digital assets such as bitcoin should be treated and taxed as property, and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations.

Risks Related to the Bitcoin and Cryptocurrency Industry

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

Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or materially and adversely impact our results of operation and financial condition.

We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to mine bitcoin.

In general, bitcoin and our business of mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations and have an adverse effect on the price of bitcoin and our ability to mine bitcoin, , which could, depending on the duration of the disruption, materially and adversely impact our results of operations.

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

Bitcoin is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and our shareholders.

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

We face risks and disruptions related to the COVID-19 pandemic and supply chain issues, including in semiconductors and other necessary mining components, which could significantly impact our operations and financial results.

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

In addition, multiple factors including some related to the COVID-19 pandemic have created a global semiconductor shortage. Since the inception of the pandemic, factory shutdowns and limitations due to employee illness or public health requirements have significantly slowed output, while global demand for products requiring chips increased. These 2020-2021 challenges worsened a pre-existing semiconductor and other supply shortage. Semiconductor supply has not yet rebounded, and manufacturers across all industries are waiting and driving up demand and costs. While we have already purchased the bitcoin miners for our 2021 plans, any delay or disruption in delivery of these purchased miners, or future miners necessary for our success and growth, may have a material and negative impact on our results of operations.

We may not adequately respond to rapidly changing technology.

Competitive conditions within the bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product developments and evolving industry standards. New technologies, techniques or products could emerge that offer better performance than the software and other technologies that we utilize, and we may have to transition to these new technologies to remain competitive. We may not be successful in implementing new technology or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions. Furthermore, there can be no assurances that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our results of operations may suffer.

A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address issues adequately or in a timely manner. Because our mining activities rely on the bitcoin network, negative developments with respect to that network may have an adverse effect on our results of operations and financial condition.

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

To incentivize bitcoin miners to continue to contribute processing power to the bitcoin network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving for a block. This transition could be accomplished either by bitcoin miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the bitcoin network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If as a result transaction fees paid for bitcoin transactions become too high, bitcoin users may be reluctant to transfer bitcoin or accept bitcoin as a means of payment, and existing users may be motivated to hold existing bitcoin and switch from bitcoin to another digital asset or back to fiat currency for transactions, diminishing the aggregate amount of available transaction fees for bitcoin miners. Such reduction would adversely impact our results of operations and financial condition.

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

The outcome of any of these factors could have negative effects on our results of operations and financial condition.

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

Despite the first-to-market advantage of the bitcoin network over other cryptocurrency networks, it is possible that another cryptocurrency could become comparatively more popular. If an alternative cryptocurrency obtains significant market share—either in market capitalization, mining power or use as a payment technology—this could reduce bitcoin’s market share and value. Substantially all of our mining revenue is derived from mining bitcoin and, while we may mine other cryptocurrencies in the future, we have no plans to do so currently and may incur significant costs if we choose to do so. For example, our current application-specific integrated circuit machines (i.e., our “miners”) are principally utilized for mining bitcoin and cannot mine other cryptocurrencies that are not mined utilizing the SHA-256 algorithm. As a result, the emergence of a cryptocurrency that erodes bitcoin’s market share and value could have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by competition from other methods of investing in bitcoin.

We compete with other users and/or companies that are mining bitcoin or providing investors exposure to bitcoin without direct purchases of bitcoin and with other potential financial vehicles linked to cryptocurrency, including securities backed by or linked to bitcoin through entities similar to it. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in such other entities, or to invest in bitcoin or other cryptocurrency directly, as opposed to investing in us. Conversely, given the nascence of cryptocurrency market within the broader investment market, investors may associate entities involved in cryptocurrency mining, trading or related services with each other, and thus, public reports of challenges at any of such other entities may have a negative impact on our business. Finally, the emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and any negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our business. Such circumstances could have a material adverse effect on our results of operations and financial condition.

We are subject to momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies and bitcoin in particular, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of bitcoin mined by us, which could lead to an adverse effect on our results of operations and financial condition.

Our reliance on third-party mining pool service providers for our mining payouts may have a negative impact on our business.

We use third–party mining pools to receive our mining rewards from the network. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should a pool operator’s system suffer downtime for any reason, including, as a result of a cyber-attack, software malfunction or other similar issues for any reason, it would negatively impact our ability to receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses our own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.

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

Should such rules and restrictions continue or proliferate, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities, our results of operations and financial condition could be materially adversely affected.

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

Risks Related to our Power Generation Operations

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

Changes in technology may negatively impact the value of our Town of Torrey, New York power plant and any future power plants.

Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which are currently being subsidized and expanded by the State of New York, where we currently operate (as well as by state or local governments in areas where we may operate in the future), to address global climate change concerns. It is possible that technological advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our power plant located in the town of Torrey, New York. As a result of these factors, the value of our generation facilities could be significantly reduced.

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

We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the “EPA”), and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil or criminal liabilities and fines. Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on results of operations and financial condition.

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments. These costs could have a material adverse effect on results of operations and financial condition.

We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification or additional costs could have a material adverse effect on results of operations and financial condition.

In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligation to us. Such events could have an adverse effect on our results of operations and financial condition

We could be materially and adversely affected if current regulations are implemented or if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.

There is attention and interest nationally and internationally about global climate change and how greenhouse gas emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology and federal renewable portfolio standards. A number of federal court cases have been filed in recent years asserting damage claims related to greenhouse gas emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce greenhouse gas emissions. Our results of operations and financial condition could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.

Risks Related to Our Support Services Segment

Our Support Services segment's financial condition and results of operations may vary from quarter to quarter

Support’s quarterly results of operations have fluctuated in the past and could do so in the future. Fluctuations in results of operations of our Support Services segment may be due to a number of factors, including, but not limited to, those listed below and those identified throughout this section:

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

•
Failure to protect its intellectual property; and

•
Public health or safety concerns, medical epidemics or pandemics, such as COVID-19, and other natural- or man-made disasters;

A substantial portion of revenue generated by our Support Services segment is attributable to a limited number of clients. The loss or reduction in business from any of these clients could adversely affect its business and results of operations.

Our Support Services segment receives a significant amount of its revenue from a limited number of customers. For the years ended December 31, 2020 and 2019, which was prior to the Merger and not included in the results of operations of Greenidge, its largest customer accounted for over 44% and 63% of Support's total revenue, respectively. For the years ended December 31, 2020 and 2019, its second largest customer accounted for 43% and 25% of Support's total revenue, respectively. For the nine months ended September 30, 2021, of which only a small portion was included in the results of operations of Greenidge, its largest and second largest customer accounted for 55% and 27% of Support's total revenue, respectively. There were no other customers that accounted for 10% or more of Support's total revenue in any of the periods presented. In October 2021, Support agreed with a subsidiary of Comcast Corporation, its second largest customer to terminate its contract to provide support services to Comcast (the “Comcast Contract”), effective the first quarter of 2022. The Comcast Contract represented approximately $2 million and $7 million of Support’s revenues for the three and nine months ended September 30, 2021, respectively, of which, only a small portion occurred since the Merger and was included in Greenidge's results of operations. Support’s operating income from the Comcast Contract for each of the aforementioned periods was negative.

In the past, sales to Support’s largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of its arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected and could in the future adversely affect our Support Services segment.

Our Support Services segment’s business is based on a relatively new and evolving business model.

Our Support Services segment provides customer support services by professionals who work from their homes, creating a robust, timely and innovative library of Guided Path® self-support tools, licensing the Support.com Cloud application, and providing end-user consumer software products. We may not be able to offer these services and software products successfully. Our customer support professionals are generally home-based, which requires a high degree of coordination and quality control of employees working from diverse and remote locations. Based on the relatively new and evolving business model of our Support Services segment, as well as its recent integration within our business as a whole, the future revenue and income potential of the Support Services segment is uncertain. Some of these risks and uncertainties related to our Support Services segment concern its ability to, among other things, maintain current relationships and service programs, develop new relationships, reach prospective customers in a cost-effective manner, reduce its dependence on a limited number of partners, successfully license and grow revenue related to its product and service offerings, adapt to changes in the market it serves, respond to government regulations, and manage and respond to present, threatened or future litigation. If we are unable to address these risks, our Support Services segment business, results of operations and prospects could suffer.

Support is a party to a Consent Order with the Federal Trade Commission which imposes ongoing obligations.

On November 6, 2018, Support entered into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment (the “Consent Order”), with the Federal Trade Commission (“FTC”), resolving a multi-year FTC investigation relating to PC Healthcheck, an obsolete software program that Support developed on behalf of a third party for their use with their customers. As part of the Consent Order, Support agreed to pay $10 million and to implement certain new procedures and enhance certain existing procedures. Any violation or alleged violation of the terms of the Consent Order could impose additional financial liability in the form of regulatory fines and/or legal fees, as well as harm Support’s reputation with customers or prospective customers and adversely affect our Support Services segment's results of operations.

We may face intellectual property infringement claims that could be costly to defend and result in its loss of significant rights.

Our Support Services segment relies on the use and licensing of technology. Other parties may assert intellectual property infringement claims against Support or our customers, and our products may infringe the intellectual property rights of third parties. For example, Support’s products may infringe patents issued to third parties. In addition, as is increasingly common in the technology sector, Support may be confronted with the aggressive enforcement of patents by companies whose primary business activity is to acquire patents for the purpose of offensively asserting them against other companies. From time to time, Support has received allegations or claims of intellectual property infringement, and it may receive more claims in the future. Support may also be required to pursue litigation to protect is intellectual property rights or defend against allegations of infringement. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business. The outcome of any litigation is uncertain and could significantly impact our financial results. If there is a successful claim of infringement, we may be required to develop non-infringing technology or enter into royalty or license agreements which may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license proprietary rights on a timely basis could harm our Support Services segment.

If we are unable to protect or enforce intellectual property rights, related to our Support Services segment, or we lose our ability to utilize the intellectual property of others, our Support Services segment could be adversely affected.

The success of our Support Services segment depends, in part, upon our ability to obtain intellectual property protection for Support's proprietary processes, software and other solutions. Support relies upon confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect its intellectual property rights. These laws are subject to change at any time and could further limit Support’s ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which Support relies on intellectual property laws to protect its rights. Even where Support obtains intellectual property protection, its intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering its solutions or software. Further, the steps Support takes in this regard might not be adequate to prevent or deter infringement or other misappropriation of its intellectual property by competitors, former employees or other third parties, and it may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, its intellectual property rights. Enforcing Support’s rights might also require considerable time, money and oversight, and it may not be successful. Further, Support relies on third-party software in providing some of its services and solutions. If Support loses its ability to continue using any such software for any reason, including because it is found to infringe the rights of others, it will need to obtain substitute software or find alternative means of obtaining the technology necessary to continue to provide its solutions. Support’s inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect the results of operations of our Support Services segment.

Our Support Services segment must comply with a variety of existing and future laws and regulations that could impose substantial costs on it and may adversely impact its business.

We are subject to a variety of laws and regulations, which may differ among jurisdictions, affecting our Support Services segment's operations in areas including, but not limited to: intellectual property ownership and infringement; tax; anti-corruption such as the Foreign Corrupt Practices Act and the UK Bribery Act; foreign exchange controls and cash repatriation restrictions; data privacy requirements such as the European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”); competition; consent order terms (for example, the recent Consent Order Support entered into with the FTC); advertising; employment; product regulations; health and safety requirements; and consumer laws. If we fail to continue to comply with these regulations, we may be unable to provide products or services to certain customers within our Support Services segment, or we may incur penalties or fines. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our business. Any changes to the legal and regulatory framework applicable to our Support Services segment could have an adverse impact on the results of its operations. Although Support’s management systems are designed to maintain compliance, if we violate or fail to comply with any laws or regulations, applicable consent orders or decrees, a range of consequences could result, including fines, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our Support Services segment’s current or future business.

Our product and service offerings are in their early stages and failure to market, sell and develop the offerings effectively and competitively could result in a lack of growth.

A number of competitive offerings exist in the market, providing various features that may overlap with our Support.com offerings today or in the future. Some competitors in these markets far exceed its spending on sales and marketing activities and benefit from greater existing brand awareness, channel relationships and existing customer relationships. We may not be able to reach the market effectively and adequately or convey our differentiation as needed to grow our customer base. To reach our target market effectively, we may be required to continue to invest substantial resources in sales and marketing and engineering and IT activities, which could have an adverse effect on our Support Services segment's financial results. In addition, if we fail to develop and maintain competitive features, deliver high-quality products and satisfy existing customers, our Support.com offerings could fail to grow. Disruptions in infrastructure operations could impair our ability to deliver Support.com offerings to customers, thereby affecting our reputation with existing and prospective customers and possibly resulting in monetary penalties or financial losses.

The Support Services segment operates in a highly competitive industry, with intense price competition, which may intensify as its competitors expand their operations.

The industry in which our Support Services segment operates is highly competitive and includes numerous small companies capable of competing effectively in it markets on a local basis, as well as several large companies that possess substantially greater financial resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers.

The competitive factors in these markets include, amongst others, product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for retaining highly skilled agents and price. The competitive environment has intensified as mergers among industry partners have reduced the number of available customers and mergers amongst our competitors have created larger companies for us to compete against. Some of our current and potential competitors have greater resources, longer histories, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing, and devote more resources to technology, infrastructure, fulfillment, and marketing.

Competition may intensify, including with the development of new business models and the entry of new and well-funded competitors, and as our competitors enter into business combinations or alliances and established companies in other markets expand to become competitive with our business. Furthermore, we cannot be sure that its competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which may adversely affect our Support Services segment’s results of operations through the potential reduction of sales and profits.

Our Support Services segment’s business is highly dependent upon its brand recognition and reputation, and the failure to maintain or enhance its brand recognition or reputation would likely have a material adverse effect on its business.

Support’s brand recognition and reputation are critical aspects of our Support Services segment. We believe that maintaining and further enhancing our Support.com brand as well as our reputation will be critical to retaining existing customers and attracting new customers. We also believe that the importance of Support's brand recognition and reputation will continue to increase as competition in its markets continues to develop. Support’s success in this area will be dependent on a wide range of factors, some of which are out of our control, including the following:

•
the efficacy of our marketing efforts;
•
its ability to retain existing and obtain new customers and strategic partners;
•
the quality and perceived value of our services;
•
actions of its competitors, its strategic partners, and other third parties;

•
positive or negative publicity, including material on the Internet;
•
regulatory and other governmental related developments; and
•
litigation related developments.

Any of the foregoing could have an adverse effect on our Support Services segment's results of operations.

Our Support Services segment’s success depends upon our ability to attract, develop and retain highly qualified employees while also controlling its labor costs in a competitive labor market.

Support’s customers expect a high level of customer support and product knowledge from its employees. To meet the needs and expectations of Support’s customers, it must attract, develop and retain a large number of highly qualified employees while at the same time control labor costs. Support’s ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which our Support Services segment operates could adversely affect our ability to retain and attract employees. In addition, Support competes with other retail businesses for many of its employees in hourly positions, and it invests significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder Support’s strategic planning and execution. There is no assurance that Support will be able to attract or retain highly qualified employees in the future. As such, our Support Services segment’s ability to develop and deliver successful products and services may be adversely affected.

Disruptions in Support’s information technology and service delivery infrastructure and operations could impair the delivery of its services and harm our Support Services segment's business.

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

Costs related to software defects or other errors in Support’s products could have a material adverse effect on our Support Services segment.

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

In addition, the process of identifying a software error in software products that have been widely distributed may be lengthy and require significant resources. Support may have difficulty identifying the end customers of the defective products in the field, which may cause it to incur significant replacement costs, contract damage claims from its customers and further reputational harm. Any of these problems could materially and adversely affect our Support Services segment’s results of operations. Despite Support’s best efforts, security vulnerabilities may exist with respect to its products. Mitigation techniques designed to address such security vulnerabilities, including software and firmware updates or other preventative measures, may not operate as intended or effectively resolve such vulnerabilities. Software and firmware updates and/or other mitigation efforts may result in performance issues, system instability, data loss or corruption, unpredictable system behavior, or the theft of data by third parties, any of which could significantly harm Support’s business and reputation.

Support’s systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires it to invest significant resources to prevent or correct problems that may be caused by security breaches, and may harm our Support Services segment's business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Support’s systems collect and store confidential and personal information of its individual customers as well as its partners and their customers’ users, including personally identifiable information and payment card information, and its employees and contractors may access and use that information in the course of providing services. In addition, Support collects and retain personal information of its employees in the ordinary course of its business. Support and its third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of Support’s data or that of its customers. In addition, errors in the storage or transmission of data could breach the security of that information. Support may be liable to its customers for any breach in security and any breach could subject it to governmental or administrative proceedings or monetary penalties, damage its relationships with partners and harm its business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

A breach of Support’s security systems may have a material adverse effect on our Support Services segment's business.

Support’s security systems are designed to maintain the physical security of its facilities and protect its customers’ and employees’ confidential information, as well as its own proprietary information. However, Support is also dependent on a number of third-party cloud-based and other service providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and Support is, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or Support’s employees or contractors of its facilities, its information systems or the systems of its cloud-based or other service providers, or the existence of computer viruses or malware in its or their data or software could expose it to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to its products or customers and the personal information of its employees. In addition, Support has, from time to time, also been subject to unauthorized network intrusions and malware on its own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to Support’s reputation, loss of its trade secrets and other competitive information, difficulty in marketing its products, allegations by its customers that Support has not performed its contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on its reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, We may be unable to anticipate these techniques or to implement adequate preventative measures.

Data privacy regulations are expanding and compliance with, and any violations of, these regulations may cause us to incur significant expenses.

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

Our Support Services segment relies on third-party technologies in providing certain of its software and services. Our inability to use, retain or integrate third-party technologies could delay service or software development and could harm the Support Services segment's business.

Support licenses technologies from third parties, which are integrated into its services, technology and end user software. Support’s use of commercial technologies licensed on a non-exclusive basis from third parties poses certain risks. Some of the third-party technologies Support licenses may be provided under “open source” licenses, which may have terms that require it to make generally available its modifications or derivative works based on such open source code. Support’s inability to obtain or integrate third-party technologies with its own technology could delay service development until equivalent compatible technology can be identified, licensed and integrated. These third-party technologies may not continue to be available to Support on commercially reasonable terms or at all. If Support’s relationship with third parties were to deteriorate, or if such third parties were unable to develop innovative and saleable products, or component features of its products, it could be forced to identify a new developer and its future revenue could suffer. Support may fail to successfully integrate any licensed technology into its services or software, or maintain it through its own development work, which could harm the business and operating results of our Support Services segment.

Risks Related to the Ownership of Our Securities

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As of November 11, 2021, Atlas and its affiliates control 88.8% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a “controlled company”, our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.

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

We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures or to meet capital needs in response to operating losses or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms in the future, if at all, which could impair our growth and adversely affect our existing operations. Similarly, in connection with the Purchase Agreement entered into between us and the Investor, because the purchase price per share to be paid by the Investor for the shares of class A common stock that we may elect to sell to the Investor fluctuates based on the market prices of our class A common stock at the time we elect to sell shares, we may not be able to continue to sell shares of class A common stock on favorable terms, or at all.

If we conduct an equity offering, or exercise our right to sell shares of class A common stock to the Investor under the Purchase Agreement, to raise capital or to take advantage of strong capital markets, our stockholders may experience significant dilution of their ownership interests, and the per share value of our class A common stock could materially decline. Furthermore, if we engage in further debt financing, the holders of debt likely would have priority over the holders of our common stock, including the class A common stock, with respect to order of payment. Upon a bankruptcy or liquidation, holders of any such debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of class A common stock.

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

We may raise capital by continuing to exercise our rights under the Purchase Agreement to sell shares of class A common stock to the Investor or through other future equity offerings.

Pursuant to the Purchase Agreement, we have the right to sell to the Investor up to $500,000,000 of shares of class A common stock, subject to certain limitations and conditions, from time to time during the term of the Purchase Agreement, however, under the applicable Nasdaq rules, in no event may we issue a number of shares of class A common stock that exceeds the Exchange Cap, unless we obtain stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules. We may ultimately decide to sell to the Investor all, some or none of the shares of our class A common stock that may be available for us to sell to the Investor pursuant to the Purchase Agreement. Depending on market liquidity at the time, resales of those shares by the Investor may cause the public trading price of our class A common stock to decrease.

We cannot predict what effect, if any, actual or potential future sales of our class A common stock will have on the market price of our class A common stock. Sales of substantial amounts of our class A common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our class A common stock.

We may incur additional indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness. The indenture governing our Notes allows us and our subsidiaries to incur additional indebtedness. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Notes, in whole or in part. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable obligor prior to applying any such proceeds to the notes. As of October 31, 2021, we had $82.9 million of indebtedness, $55.2 million of which was unsecured.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2021, we issued 562,174 shares of our class A common stock to 210 Capital, LLC as a consulting fee in connection with the Merger.

On September 14, 2021, we issued 5,760,000 shares of our class A common stock and 720,000 shares of our class B common stock upon conversion of the 6,480,000 shares of series A preferred stock.

On September 15, 2021, we entered into a purchase agreement (the “Purchase Agreement”), with B. Riley Principal Capital, LLC (“BRPC”) pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing on October 6, 2021. From October 6, 2021 to November 12, 2021, we issued 1,977,500 shares of our class A common stock to BRPC under the Purchase Agreement. We intend to use the net proceeds for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

On September 16 2021, we issued 344,800 shares of our class A common stock to B. Riley Securities, Inc. upon its exercise of our outstanding warrants at an exercise price of $6.25 per share.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions and appropriate legends were placed upon the stock certificates issued in these transactions.

From July 27, 2021 to October 14, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-260257), we granted stock options to purchase an aggregate of 37,000 shares of our Class A common stock to our [employees] at an exercise price of $7.18 per share under our 2021 Equity Incentive Plan. The offers, sales, and issuances of the securities described in this paragraph were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2021, the Company and Timothy Rainey, the Company’s current Chief Financial Officer, mutually agreed to transition his role with the Company to Treasurer of the Company and Chief Financial Officer of Greenidge Generation Holdings LLC, a subsidiary of the Company, effective January 1, 2022 (the “Transition Date”). Mr. Rainey will continue to serve as the Company’s Chief Financial Officer until the Transition Date.

On November 12, 2021, the Company also appointed Robert Loughran as the Company’s Chief Financial Officer, effective the Transition Date. Mr. Loughran has been providing consulting services to the Company's finance department and will continue to do so until the Transition Date.

Prior to joining the Company, Mr. Loughran, 57, was employed as Vice President, Corporate Controller at Tronox Holdings plc, a preeminent titanium dioxide pigment, titanium ore and zircon producer. Prior to Tronox, Mr. Loughran was employed as Group Vice President, Chief Accounting Officer at Avon Products, Inc., a multinational cosmetics, skin care, fragrance and personal care company. There are no understandings or arrangements between Mr. Loughran and any other person pursuant to which Mr. Loughran was selected to serve as Chief Financial Officer. There are no existing relationships between Mr. Loughran and any person that would require disclosure pursuant to Item 404(a) of Regulation S-K or any familial relationships that would require disclosure under Item 401(d) of Regulation S-K.

In connection with these changes, on November 12, 2021, the Board of Directors of the Company approved and the Company entered into employment agreements with each of Messrs. Rainey and Loughran on November 15, 2021.

Mr. Rainey’s employment agreement (the “Rainey Employment Agreement”), provides that Mr. Rainey will be eligible for (i) an annual base salary of $210,000; (ii) a one-time payment of $450,000 as compensation for Mr. Rainey’s assistance with the Company’s successful listing on the Nasdaq stock exchange, payable on March 31, 2022, subject to Mr. Rainey’s continued employment with the Company through the payment date (the “Listing Achievement Bonus”); and (iii) a target annual bonus opportunity of $387,500 starting with the 2022 fiscal year, subject to such terms and performance conditions as determined by the Company and Mr. Rainey’s continued employment by the Company through the applicable payment date. The term of the Rainey Employment Agreement continues until December 31, 2025, unless earlier terminated pursuant to its terms.

If Mr. Rainey’s employment is terminated by the Company without Cause or Mr. Rainey resigns with Good Reason (as each term is defined in the Rainey Employment Agreement), in addition to any accrued base salary through and including the date of termination and any amounts or benefits required to be paid or provided under applicable law or accrued and vested under the benefit plans of the Company (the “Accrued Amounts”), Mr. Rainey will be entitled to receive, subject to execution of a release and compliance with restrictive covenants: (i) continued payment of his base salary for a period of 12 months following the date of termination; (ii) Company-subsidized COBRA coverage equal to the same portion of the monthly premium the Company pays for active employees until the earlier of (x) the one-year anniversary of the date of termination or (y) the date Mr. Rainey becomes eligible for health insurance coverage under the health plan of another employer; (iii) an amount equal to 50% of Mr. Rainey’s target annual bonus opportunity for the fiscal year in which the termination of employment occurs, payable on the first anniversary of the date of termination; (iv) any earned but unpaid annual bonus for the completed fiscal year that ended prior to the fiscal year in which the termination of employment occurs, payable on the date such annual bonuses are paid to similarly situated employees of the Company; (v) the Listing Achievement Bonus if unpaid, payable within 30 days of the date of termination; and (vi) accelerated vesting of all outstanding unvested stock options granted to Mr. Rainey prior to the execution of the Rainey Employment Agreement (which are scheduled to vest on February 21, 2022) and extended exercisability for up to 18 months after the date of termination. If Mr. Rainey’s employment is terminated due to health or Disability (as defined in the Rainey Employment Agreement), Mr. Rainey will be entitled to receive, subject to the execution of a release and compliance with restrictive covenants, the Accrued Amounts and the items set forth in clauses (v) and (vi) above.

Mr. Loughran’s employment agreement (the “Loughran Employment Agreement”) provides that Mr. Loughran will be eligible for (i) an annual base salary of $400,000, (ii) a target annual bonus opportunity of up to 100% of Mr. Loughran’s annual base salary, 50% of which will be paid in restricted stock units under the Company’s equity incentive plan ("RSUs"), vesting in equal annual installments on the first three anniversaries of the grant date, subject to Mr. Loughran’s continued employment through each vesting date and otherwise subject to approval by the board of directors of the Company and the terms and conditions of the Company’s equity incentive plan and (iii) a promotion grant of RSUs with respect to 15,000 shares of the Company, vesting in equal annual installments on the first three anniversaries of the grant date.

If Mr. Loughran’s employment with the Company is terminated by the Company without Cause or Mr. Loughran resigns with Good Reason (as each term is defined in the Loughran Employment Agreement), in addition to the Accrued Amounts, Mr. Loughran will be entitled to receive, subject to execution of a release and compliance with restrictive covenants: (i) continued payment of his annual base salary for a period of 12 months following the date of termination; (ii) Company-subsidized COBRA coverage equal to the same portion of the monthly premium the Company pays for active employees until the earlier of (x) the one-year anniversary of the date of termination or (y) the date Mr. Loughran becomes eligible for health insurance coverage under the health plan of another employer; (iii) an amount equal to 100% of Mr. Loughran’s target annual bonus opportunity for the fiscal year in which the termination of employment occurs, payable on the first anniversary of the date of termination; (iv) any earned but unpaid annual bonus for the completed fiscal year that ended prior to the fiscal year in which the termination of employment occurs, payable on the date such annual bonuses are paid to similarly situated employees of the Company; and (v) continued vesting of any time-vesting RSUs that would have vested in the 12-month period following the date of termination. If Mr. Loughran’s employment is terminated due to death or Disability (as defined in the Loughran Employment Agreement), Mr. Loughran will be entitled to receive, subject to execution of a release and compliance with restrictive covenants, the Accrued Amounts and pro rata vesting of any time-vesting RSUs based on the period employed prior to termination.

The Rainey Employment Agreement is furnished herewith as Exhibit 10.2 and the Loughran Employment Agreement is furnished herewith as Exhibit 10.3 and each is incorporated by reference herein. The foregoing descriptions of the Rainey Employment

Agreement and the Loughran Employment Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement.

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
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K furnished on September 15)

4.1

Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2021)

4.2

First Supplemental Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 2021)

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above)
4.4	Stock Purchase Warrant, dated September 14, 2021
4.5	Form of Registration Compliance Agreement dated September 1, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on September 1, 2021)
4.6

Investor Agreement by and between 210 Capital, LLC and Greenidge Generation Holdings Inc. filed on September 9, 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed on September 14, 2021)

10.1+	Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC.
10.2†	Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Timothy Rainey
10.3†	Executive Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Robert Loughran
10.4

Purchase Agreement, dated September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K furnished on September 15, 2021)

10.5

Registration Rights Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K furnished on September 15, 2021)

10.6†	Form of Indemnification Agreement with the Directors and Officers of Greenidge Generation Holdings Inc.
10.7†	Form of Restricted Stock Unit Award Agreement for the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan
31.1	Certification of Jeffrey E. Kirt, Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
31.2	Certification of Timothy Rainey, Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act
32.1*	Certification of Jeffrey E. Kirt, Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Timothy Rainey, Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.
+

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenidge Generation Holdings Inc.

Date: November 15, 2021	By:	/s/ Jeffrey E. Kirt
Jeffrey E. Kirt
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Timothy Rainey
Timothy Rainey
Chief Financial Officer