Form 10-K
period 2021-12-31
Greenidge Generation Holdings Inc.
filed 2022-03-31
CIK 1844971

ac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40808

Greenidge Generation Holdings Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
135 Rennell Drive, 3rd Floor Fairfield, CT	06890
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 536-2359

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is nt required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market and, therefore, we cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

As of March 25, 2022, the Registrant had 12,836,565 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

AND SUMMARY OF RISK FACTORS

This report includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” "would," “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders and benefits of the Merger (as defined below) to our customers, vendors, employees, stockholders and other constituents, are forward-looking statements. As used herein, “we,” “us,” “our” and “Greenidge” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as well as statements about or relating to or otherwise affected by:

•
the ability to recognize the anticipated objectives and benefits of an expansion into multiple data centers in Texas;
•
the ability to negotiate or execute definitive documentation with respect to potential expansion sites on terms and conditions that are acceptable to Greenidge, whether on a timely basis or at all;
•
the ability to successfully complete and finance the development of a data center in Spartanburg, South Carolina;
•
the ability to recognize the anticipated objectives and any benefits of the merger described in Note 1 of the Notes to Consolidated Financial Statements herein (the “Merger”), including the anticipated tax treatment of the Merger;
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
•
our ability to maintain a carbon neutral datacenter operation;
•
the economics of mining cryptocurrency, including as to variables or factors affecting the cost, efficiency and profitability of datacenter operations;
•
the availability, delivery schedule and cost of equipment necessary to maintain and grow our business and operations, including datacenter equipment and equipment meeting the technical or other specifications required to achieve our growth strategy;
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
•
the condition of our physical assets, including that our operating facility may realize material, if not total, loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage; and

•
the actual and potential impact of the COVID-19 pandemic.

Consequently, all of the forward-looking statements made in this report are qualified by the information contained herein, including the information contained under this caption and the information in Part I, Item 1A. “Risk Factors” of this report. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

You should not put undue reliance on forward-looking statements. No assurances can be given that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on the results of our operations, financial condition or cash flows. Actual results may differ materially from those discussed in this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report and we do not assume any duty to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise, as of any future date.

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could impact our results of operations, financial condition or cash flows or cause a decline in the price of our class A common stock:

•
Our business and operating plan may be altered due to several external factors, including but not limited to market conditions, the ability to procure equipment in a quantity, cost and timeline consistent with our business plan; the ability to identify and acquire additional locations to replicate the operating model in place at our existing cryptocurrency datacenter and power generation facility; and the ability to integrate the Support Services segment within our overall business plan.
•
It may take significant time, expenditure or effort for us to grow our business, including our bitcoin datacenter operations, through acquisitions, and our efforts may not be successful.
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
•
We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs of cryptocurrency datacenter and power generation operations, as well as expansion plans, we will resume operating losses, which could negatively impact our results of operations, strategy and financial performance.
•
While we have multiple sources of revenue from our business and operations, our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
•
As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.
•
The properties utilized by us in our cryptocurrency datacenter operations may experience damage, including damage not covered by insurance.
•
Our bitcoin may be subject to loss, theft or restriction on access.
•
If bitcoin or other cryptocurrencies are determined to be investment securities, and we hold a significant portion of our assets in such cryptocurrency, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act or other securities laws. We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.
•
There has been limited precedent set for financial accounting of digital assets and so it is unclear how we will be required to account for digital asset transactions.
•
Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business prospects, our results of operations and financial condition.
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
•
We face risks and disruptions related to the COVID-19 pandemic and supply chain issues, including in semiconductors and other necessary datacenter components, which could significantly impact our operations and financial results.
•
We may not adequately respond to rapidly changing technology.
•
A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.
•
Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue datacenter operations.
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

The risks described above should be read together with the text of the full risk factors described in Part I, Item 1A. “Risk Factors” and the other information set forth in this report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. Our business, prospects, results of operations or financial condition could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above.

PART I

ITEM 1. BUSINESS.

Overview

Cryptocurrency Datacenter and Power Generation Segment Overview

We are a vertically integrated cryptocurrency datacenter and power generation company. We own and operate facilities at two locations: the Town of Torrey, New York and Spartanburg, South Carolina. Our historical operations within this segment comprise two primary revenue sources:

•
Cryptocurrency Datacenters. As of December 31, 2021, our cryptocurrency datacenters in New York and South Carolina housed bitcoin mining capacity of 51 MW and approximately 1.4 EH/s. Our cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned or leased by us. We currently convert most of our earned bitcoin into U.S. dollars. To a lesser extent, we have generated revenues in U.S. dollars from third parties for hosting and maintaining their ASICs; however, these contracts expired during 2021. We intend to rapidly increase our cryptocurrency datacenter capacity by increasing the number of ASICs we own in order to increase our revenue.
•
Independent Electric Generation. We own and operate a 106 MW power generation facility that is connected to the New York Independent Systems Operator (the “NYISO”) which operates New York state’s power grid. We sell electricity to the NYISO at all times when the plant is running and we increase or decrease the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. Based upon levels of demand and prevailing prices for electricity, we may temporarily curtail operations at our cryptocurrency datacenter located at our power generation facility in order to meet the demand for electricity. In addition, we receive revenues from the sale of our capacity and ancillary services in the NYISO wholesale market.

Owning power generation assets and designing and operating our own datacenters and miners have allowed us to operate without relying on variable third-party power purchase agreements or hosting agreements that may be subject to renegotiation, counter-party risk or other cost volatility. Our datacenter operations in New York are powered by electricity generated directly by our power plant, which is referred to as “behind-the-meter” power as it is not subject to transmission and distribution charges from local utilities. As of December 31, 2021, our owned ASICs had the capacity to consume approximately 51 MW of electricity.

We believe that this behind-the-meter power generation capability provides a stable, cost-effective source of power for datacenter activities. Our primary business objective is to grow revenue by (i) executing our plan to increase cryptocurrency datacenter capacity at our current facilities in New York and South Carolina and (ii) acquiring additional locations, both with or without captive power sources, including locations supplied by low-carbon and zero-carbon electricity.

On June 1, 2021, we commenced a program of offsetting the carbon footprint associated with our cryptocurrency datacenter operations by purchasing certified, domestic carbon offset credits in an amount sufficient to the carbon emissions associated with our datacenter operations. The offsets we purchased in 2021 have been certified by either the American Carbon Registry or the Climate Action Reserve, and we intend to continue to pursue this strategy going forward.

Support Services Segment Overview

On September 14, 2021, GGH Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. (“Support.com”), with Support.com continuing as the surviving corporation (the “Merger”) and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the “Merger Agreement”), among Greenidge, Support and Merger Sub.

Our Support Services segment consists of the Support.com business and provides customer and technical support solutions delivered by home-based employees. Support.com’s homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement. See “—Support Services Segment” for additional information regarding our Support Services segment.

Corporate History and Structure

In 2014, Atlas Holdings LLC and its affiliates ("Atlas") formed Greenidge Generation Holdings LLC (“GGH”) and purchased all of the equity interests in Greenidge Generation LLC (“Greenidge Generation”), which owned an idled power plant in the Town of Torrey, New York.

Following the purchase and prior to commencing revenue generating operations, Greenidge Generation began the process of converting the power plant from being fueled by coal to being fueled by natural gas. This project required procuring and installing new equipment to convert its boiler and securing the right of way to construct an approximately 4.6-mile natural gas pipeline which we now own and operate. In addition, the project required a series of approvals and permits from various New York State and federal government agencies which took approximately 2.5 years to complete.

In May 2017, the transformed power plant commenced operations with a total generation capacity of approximately 106 MW.

In 2018, our management began exploring additional opportunities to utilize the unique attributes of our asset base to strengthen the company and to create a more valuable economic driver for the region.

In May 2019, after identifying cryptocurrency datacenter operations as a potential business opportunity, we constructed a pilot cryptocurrency datacenter and began operating approximately 1 MW of bitcoin mining capacity.

After the success of our pilot project, we constructed, within the existing plant, a larger scale data center and commenced operations in January 2020 with approximately 287 Petahash, or 287 X 1015 hash, per second ("PH/s") of capacity.

In January 2021, GGH completed a corporate restructuring. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, we entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which we acquired all of the ownership interests in GGH in exchange for 7,000,000 shares of our common stock. As a result of this transaction, GGH became a wholly-owned subsidiary of Greenidge.

On September 14, 2021, we acquired Support.com pursuant to the Merger and it now operates as our wholly-owned subsidiary. Subsequent to the Merger, our shares of Class A Common Stock are listed on the Nasdaq Global Select Market under the symbol “GREE.”

Throughout 2021, we increased our datacenter capacity from 0.4 EH/s to approximately 1.4 EH/s.

Our Cryptocurrency Datacenter and Power Generation Segment

Cryptocurrency Datacenter Revenue

We generate revenue from the sale of our cryptocurrency hashrate, which is the processing speed of a bitcoin miner normally measured by its “hash rate” or “hashes per second,” to multiple mining pools and are paid in the form of cryptocurrency. Cryptocurrency datacenter revenue is variable and depends on several factors including but not limited to the price of cryptocurrency, our proportion of global hash rate, transaction volume and the prevailing rewards payouts per new block added to the bitcoin blockchain. For the year ended December 31, 2021, based on our existing fleet, we generated bitcoin revenue at an average rate of approximately$302/MWh.

We have historically converted between 95% and 100% of the cryptocurrency we receive to cash on a daily basis using third-party platforms and are subject to the platforms' user agreements. For security purposes, we utilize a proprietary auto-liquidation script to automatically complete the conversion and transfer the cash to our operating bank accounts upon receiving cryptocurrency rewards in our wallets. This process was implemented as a risk mitigation tool to limit the amount of time cryptocurrency and cash are stored on third-party platforms. Fees incurred to convert cryptocurrency to cash are subject to standard rates charged by the third parties’ published tiered pricing tables and represent 0.18% of each transaction as of December 31, 2021. Additionally, we hold a nominal amount of bitcoin on our balance sheet, the majority of which is held in electronic storage not connected to the internet (also known as “cold storage”) with a third-party custodian.

Wholesale Power Revenue

We sell capacity, energy, and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we generate revenue in three streams:

•
Energy revenue: When dispatched by the NYISO, we receive energy revenue based on the hourly price of power.
•
Capacity revenue: We receive capacity revenue for committing to sell power to the NYISO when dispatched.
•
Ancillary services revenue: When selected by the NYISO, we receive compensation for the provision of operating reserves.

Revenue generated from the wholesale power market is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market and the prevailing price of natural gas.

The Cryptocurrency Datacenter and Power Generation Industries

Cryptocurrency Datacenter Industry

Introduction to Bitcoin, the Bitcoin Network and Bitcoin Mining

Bitcoin is a digital asset that is created and transmitted through the operations of a peer-to-peer network of computers, known as the bitcoin network. The bitcoin network is decentralized, meaning that no single entity owns or operates the bitcoin network, and that no governmental authority, financial institution, or financial intermediary is required to create, transmit or determine the value of bitcoin. Instead, the infrastructure of the bitcoin network is owned and maintained by a decentralized user base. The bitcoin network allows people to exchange digital tokens of value, called bitcoins, which are recorded on a publicly distributed transaction ledger known as a blockchain. The bitcoin blockchain is a digital, publicly distributed bookkeeping ledger that holds the record of every bitcoin transaction.

The bitcoin blockchain is a ledger that holds a record of every bitcoin transaction since the inception of bitcoin, with each block containing information relating to a group of bitcoin transactions. Bitcoin is created and allocated by the bitcoin network protocol as a reward for validating and verifying bitcoin transactions, securing transaction blocks and adding those transaction blocks to the bitcoin blockchain using computer processing power to solve complex algorithms based on cryptographic protocols. The aforementioned actions are often referred to as “mining” as those performing the actions are paid in newly created bitcoin. The persons or machines that are rewarded in newly created bitcoin are often referred to as “miners.” Each unique block in the bitcoin blockchain can be solved and added to the bitcoin blockchain by only one miner. Once a miner solves a block, the rest of the miners in the network verify the solution and confirm the block to the blockchain.

As an incentive to incur the time and computational costs of mining, the miner who correctly solves the algorithm resulting in a block being added to the bitcoin blockchain is rewarded in newly created bitcoin (known as a block reward) and will also receive any transaction fees paid by transferors whose transactions are recorded in the block. An infinite amount of blocks can be solved; however, the amount of block rewards paid to miners is on a managed distribution schedule which will result in the last block reward payout occurring approximately in 2140. At that time, time miners will be incentivized to maintain the network solely based on transaction fees.

Performance Metrics—Network Hash Rate and Difficulty

In bitcoin mining, the processing speed of a bitcoin miner is measured by its “hash rate” or “hashes per second.” “Hash rate” is the speed at which a miner can take any set of information and process it via the algorithm used on the bitcoin network, also known as a “hash.” Therefore, a miner’s hash rate refers to how many algorithmic computations the miner can perform per second on the bitcoin network. As of December 31, 2021, the aggregate hash rate of the entire bitcoin network is estimated to be approximately 174 exahash per second ("EH/s"), or 174 x 1018 hashes per second.

An individual mining company like ours has a hash rate measured across the total number of the miners it deploys in its datacenter operations. Generally, an individual miner’s expected success rate in solving blocks and realizing bitcoin rewards over time is correlated with its proportion of the total network hash rate over the same period.

“Difficulty” is a measure of the relative complexity of the algorithmic solution required to create a block and receive a bitcoin award. The bitcoin network protocol adjusts the network difficulty periodically based on the aggregate amount of hashing power deployed by the network with a goal of it requiring 10 minutes, on average, to create a new bitcoin block. At each interval of 2,016 blocks (which takes roughly two weeks), the network re-analyzes the interval and revises the difficulty index, if needed. If the block formation time for the preceding 2,016 blocks exceeds the 10-minute average goal, the network automatically reduces the degree of difficulty and vice versa.

Mining Pools

A significant portion of the global hash rate on the bitcoin network has been contributed to a number of “mining pools”. In a typical bitcoin mining pool, groups of miners combine their resources, or hash rate, and earn bitcoin together. Mining pools help to smooth the variability of the revenue stream of individual miners by combining the hash rate from multiple miners and then paying each miner a pro rata share of the aggregate bitcoin rewards generated by the combined pool.

The mining pool operator is typically paid a fee for maintaining the pool. As discussed below, we participate in mining pools as an integral part of our business. Miners who participate in mining pools are expected to earn their pro rata share of the global bitcoin rewards received by all miners on the bitcoin network, less any fees paid to the mining pool operator.

Bitcoin Mining Power Requirements

When the bitcoin network was created, initially, individuals interested in bitcoin mining were able to do so using personal computers. However, as bitcoin’s value and popularity have increased over time, so too has the aggregate hashing power deployed in the bitcoin network. The bitcoin network has grown to the point where it is generally no longer economical to mine bitcoin without ASIC computers with strong computing abilities and energy efficiency. Operating a fleet of ASIC bitcoin miners on a commercial scale currently requires a significant amount of electricity.

The amount of electricity required is dependent on the number and types of miners online and the energy demand for each type of miner, as each type of miner has a specific electricity efficiency measured by comparing its hash rate output to its electrical consumption.

Bitcoin Mining Economics

The bitcoin network is designed in such a way that the reward for adding new blocks to the blockchain decreases over time. The number of bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks. Each block takes approximately 10 minutes to be solved and as a result, rewards are halved approximately every four years. Currently, the fixed reward for solving a new block is 6.25 bitcoin per block and this number is expected to decrease by half to become 3.125 bitcoin sometime in 2024.

The profitability of a bitcoin mining operation largely depends on:

•
the price of bitcoin;
•
the cost of electricity;
•
the efficiency of mining equipment;
•
a miner’s proportionate share of the global hash rate; and
•
a miner's other fixed and variable costs including labor, overhead and fixed and variable fees paid to third parties, if any, associated with bitcoin mining operations.

The Power Generation Industry in New York State

Wholesale markets for energy, capacity and ancillary services in New York State are administered by the NYISO. With respect to wholesale sales of electricity, generators bid into the market the quantity of electricity that they are prepared to produce for each hour of the following day and the corresponding price. Generators’ bids are subject to bid caps and mitigation rules administered by the NYISO, both of which are designed to ensure that the total bid submitted to the NYISO properly reflects market conditions. Distribution utilities and other load serving entities decide how much electricity they wish to purchase for each hour of the following day and how much they are willing to pay for that electricity. The NYISO then selects the proper mix of generators to supply the hourly demand at the least cost while meeting applicable requirements to maintain a reliable electric system. Prices for capacity and ancillary services are also set by the interplay between supply and demand in bid-based markets administered by the NYISO, except in the case of certain ancillary services for which the NYISO’s Market Administration and Control Area Services Tariff establishes cost-based rates.

Products and Services

Cryptocurrency Datacenter and Power Generation Segment

Cryptocurrency Datacenter Operations

We began mining bitcoin in 2019 with the construction of a pilot datacenter to operate approximately 9 PH/s of bitcoin mining capacity located at our power generation facility in the Town of Torrey, New York. We launched a commercial data center for bitcoin mining and blockchain services in January 2020, and as of December 31, 2021, we had approximately 17,300 miners deployed on our sites (including approximately 6,600 Bitmain Antminer S17s, 7,700 Bitmain Antminer S19 series, 50 Bitmain Antminer T17s, approximately 2,500 MicroBT Whatsminer M30 series and approximately 430 MicroBT Whatsminer M31 series) capable of producing an estimated aggregate hash rate capacity of approximately 1.4 EH/s. Although the number of miners deployed provides a sense of scale of cryptocurrency datacenter operations as compared to our peers, management believes that hash rate, or the number of hashes a miner can perform in each second, typically expressed in EH/s or terahash per second (“TH/s”) and used as a measure of computational power or mining capacity used to mine and process transactions on a blockchain such as bitcoin, provides a more comparable measure of our fleet’s ability to process cryptocurrency transactions as compared to other bitcoin mining operations.

During 2021, we deployed approximately 10,300 additional miners comprised primarily of Bitmain Antiminer S19 series as well as MicroBT Whatsminer M30 series machines, bringing our estimated maximum hash rate to 1.4 EH/s consuming approximately 51 MW of power. At December 31, 2021, we also had outstanding orders pending for approximately, 31,700 miners, which are primarily Antminer S19j Pros, but also include Bitmain's newly announced Antminer S19 XP series machines. The S19 XP technology is expected to require approximately 27% less electricity per terahash than the most efficient bitcoin mining equipment currently available in the market. If these orders are fulfilled on the anticipated timeline, they will bring Greenidge's current and committed mining capacity to approximately 49,000 miners and 4.7 EH/s by the end of 2022. It is possible that certain factors including the global supply chain constraints may impact the ability of our suppliers to timely fulfill our open orders. See “Risk Factors—Risks Related to Our Business—Risks Related to Bitcoin and Cryptocurrency.”

Hash rate

As of December 31, 2021, our inventory of approximately 17,300 miners produced a combined estimated hash rate (based on manufacturer ratings) of approximately 1.4 EH/s. The above information regarding approximate nameplate hash rates is an estimation only and the actual outputs of these miners may differ from our estimates due to several factors.

Electricity Cost Structure

Our power plant is strategically located in the Town of Torrey, New York and is connected to the Empire Pipeline. The Empire Pipeline provides our power plant with ready access to the Millennium Pipeline price hub which provides relatively low market rates for natural gas. As a result of our strategic geographic location, we have access to a regular supply of low-cost natural gas to power our electricity generation. We entered into a contract for firm gas transportation on the Empire Pipeline, ensuring we have uninterrupted access to fuel. Further, the Millennium Pipeline price hub is a liquid market that allows us to hedge our purchases of this natural gas fuel opportunistically, mitigating the risk to our business from price fluctuations.

Our data center in South Carolina is set on a 175-acre site, including over 750,000 square feet of industrial buildings. We believe the site will have at least 100 MW of mining capacity when fully developed. Our electricity at the site is from a provider whose power is sourced from over 60% zero carbon sources including nuclear power. We have committed to offsetting the operation's remaining carbon footprint, consistent with our longstanding commitment to environmental leadership in power generation and cryptocurrency operations.

Future Expansion Plans

There can be no assurances that the financing necessary to fund such expansion will be obtained on terms favorable to us, or at all, that the miners required to achieve such expansion may be ordered and delivered, and that all necessary regulatory approvals will be received. See “Risk Factors—Risks Related to our Business.”

We have an active development pipeline of potential new locations we believe are suitable to develop additional cryptocurrency datacenters. We intend to use our significant power plant and bitcoin technical know-how to achieve at least 500 MW of mining capacity by 2025 across multiple locations in North America. We expect to achieve this through a combination of the available capacity of our existing sites in New York and South Carolina and through additional capacity at future expansion locations. In September 2021, we entered into exclusive agreements that expire in 2022 regarding the potential construction of new cryptocurrency data centers in Texas that includes at least six sites in the pipeline. In total, these sites have over 2,000MW of electrical capacity and include several locations surrounded by abundant wind and solar power generation. Furthermore, in October 2021, we entered into an agreement giving us an exclusive right of first refusal at multiple power generation sites comprising over 1,000MW of power generation assets in the Electric Reliability Council of Texas ("ERCOT") market. The agreement gives us the exclusive right of first refusal to develop cryptocurrency datacenters at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023.

Mining Pool Participation

As part of our mining operations, we currently contribute our hash rate to certain mining pools, subject to their terms of service. Such participation is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pool. The mining pools in which we currently participate allocate their bitcoin to us on a daily basis. This bitcoin revenue is delivered to us electronically and we either liquidate it into U.S. dollars or store the bitcoin at a third-party custody provider using electronic storage not connected to the internet. or "cold storage."

Blockchain Services for Third Parties

For the year ended December 31, 2021, we received approximately $1.5 million in revenue pursuant to one-year hosting contracts from customers for which we provide hosting space for their mining computers at our Town of Torrey, New York facility. All of our one-year hosting contracts expired during 2021.

Power Generation Operations

We sell capacity, energy and ancillary services from our approximately 106 MW power generation facility and sell power that we generate, at wholesale, to the NYISO when dispatched, based on the NYISO’s daily supply and demand needs. We began our energy sales in 2017 when our power generation facility came back online after converting from a coal-fired to a natural gas-fired facility. We sell electricity to NYISO at all times our facility in the Town of Torrey, New York is operating.

We purchase the natural gas to run our power plant through a third-party gas provider and we contract directly with Empire Pipeline Inc. for the delivery of the gas that we purchase. The natural gas is transported to our captive lateral pipeline through which this gas is transported 4.6 miles to our power plant.

We have a contract with Empire Pipeline Inc., which provides for the firm transportation to our pipeline of up to 15,000 dekatherms of natural gas per day. We also have contracts with Emera Energy covering both the purchase of natural gas and the bidding and sale of electricity through the NYISO.

All of the energy produced by us that is not utilized onsite for cryptocurrency datacenter activities is sold through the NYISO. These sales accounted for 9% and 35% of our total revenue for the years ended December 31, 2021 and 2020, respectively.

Support Services Segment

Our Support Services segment operates under our wholly-owned subsidiary Support.com, Inc. (“Support.com”), following the Merger and provides customer and technical support solutions delivered by home-based employees. Support.com’s homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement. The operations within this segment comprise three primary revenue sources:

•
Customer Support Solutions. Support.com provides outsourced customer support and cloud-based technology platforms to companies in multiple industry verticals, including media and communication, healthcare, retail, and technology with omnichannel programs that include voice, chat, and self-service. Support.com meets clients’ needs through its network of home-based employees and cloud-based platforms. With its fully distributed team, Support.com is able to flex staffing levels and skill sets to address client requirements, offering business process continuity.
•
Technical Support Programs. Support.com offers technical support programs to its enterprise clients that are sold to the clients’ end customers. These tailored programs can be bundled with complementary services or offered on stand-alone basis as a subscription or one-time purchase. Support.com also offers a subscription-based tech support service direct-to-consumers and small businesses that helps users solve a wide-range of technology problems with all computers, smartphones, and other connected devices, including device setup, troubleshooting, connectivity or interoperability problems, and malware and virus removal.
•
End-User Software. Support.com’s SUPERAntiSpyware® software is a malware protection and removal software product available for the Windows OS on personal computers and tablets. The software is licensed on an annual basis, and is sold direct to consumers and businesses, or through re-sellers.

Support.com also licenses its technology platform and/or applications separately from its outsourced customer support services. In such an arrangement, customers receive the right to use Support.com’s cloud-based software in their own support organization, using a SaaS model under which customers pay us on a per-user or a per-session basis during the term of the arrangement. Support.com also provides implementation services to customers, typically covering integration of its software with other customers’ systems.

The service delivery management tools used by Support.com’s customer service professionals for technology support services include Support.com’s own cloud-based software capabilities and other contact center applications, such as customer relationship management (“CRM”), ticketing, ordering, methods of payment, and telephony, which are all integrated into applications for its contact center specialists. The tools support all omnichannel services to include voice, email, chat, SMS and self-service.

For business analytics and reporting, Support.com builds and maintains a data warehouse that aggregates and restructures data from all of its applications to create a comprehensive view of the service delivery lifecycle, as well as data about the disposition of support interactions. This data set provides visibility into sales conversion effectiveness, service delivery efficiency, service level performance, subscription utilization, partner program performance and many other aspects of running and optimizing our Support Services segment. Support.com’s partners also receive reports and analytic information from the warehouse for their programs on a regular basis via secure data feeds. Open application interfaces of the Support.com.com Cloud enable integration with CRM, ticketing systems, and other contact center applications.

Competition

Competition in Datacenter Operations and Power Generation Segment

Datacenter Operations

Operators of bitcoin miners can range from individual enthusiasts to commercial mining operations with dedicated datacenters. Miners often organize themselves in mining pools. While there are several public companies that we may compete with, we also compete or may in the future compete with other companies that focus all or a portion of their activities on owning or operating bitcoin exchanges, developing programming for the blockchain, and bitcoin mining activities. At present, the information concerning the activities of many of these enterprises is not readily available, as the vast majority of the participants in this sector do not publish information publicly or the information may be unreliable. Published sources of information include “bitcoin.org” and “blockchain.info”; however, the reliability of that information and its continued availability cannot be assured.

The cryptocurrency industry is a highly competitive and evolving industry and new competitors or emerging technologies could enter the market and affect our competitiveness in the future.

Power Generation in New York

The NYISO operates bid-based wholesale markets for electric energy, capacity and other generation-related services such as reactive power support and frequency control. We are authorized to participate in all of these markets, where our bids are evaluated along with bids from numerous other generating facilities in or near New York State. In each of these markets, the NYISO sets the market price, which is paid to all bidders, based on the highest priced bid accepted to meet demand.

We compete against all other NYISO generation resources, which as of Summer 2021 included approximately 41,000 MW of installed capacity consisting of gas and oil-fired thermal generation, as well as nuclear, hydro, wind, and other renewable generation. Our competitiveness is based on our variable cost compared to the marginal price in the energy markets as set by the bid of the highest- price resource required to satisfy load requirements. The primary determinants of our variable cost are its efficiency (e.g. how much gas is required to produce a given unit of power) and fuel cost.

Our variable cost relative to the marginal energy price determines how much power we sell. The marginal energy price increases as demand for power increases and as more expensive generation resources are required to satisfy load requirements. We benefit from retirements of less expensive generation resources in the NYISO and conversely, becomes less competitive as more efficient generation capacity is added.

A similar dynamic exists in the capacity markets where we are a price-taker. An administratively-determined sloping demand curve ensures that the price paid to suppliers of capacity declines as capacity exceeds reliability requirements. Thus, as other generation capacity retires, we will benefit from higher prices and conversely, as other generation capacity is added, we will realize lower capacity revenues. The capacity market is designed to incentivize generation additions when reserve margins (excess capacity relative to peak demand) are low and to reduce capacity payments made to generators when reserve margins are high and there is excess capacity.

Competitive Advantages

Electricity is the largest input cost for most cryptocurrency datacenter operations, and we believe owning a power generation facility provides us with a competitive advantage in our cryptocurrency datacenter operations. We believe we our business benefits from the following additional competitive advantages:

•
Vertical integration. We believe there are relatively few other public companies in the United States with cryptocurrency datacenter operations of scale in the United States currently using power generated from their own power plants.
•
Low power costs. Through access to the Millennium Pipeline price hub that provides relatively low market rates for natural gas and the relatively cool climate where our power plant is located, we are able to produce our energy at competitive rates and largely avoid the extra cost of active cooling of the cryptocurrency datacenter operations.
•
Bitcoin market upside. Profitability is highly levered to bitcoin price, difficulty, global network hash rate, and transaction volume.
•
Power market upside. Being online 24/7 allows us to optimize between power and cryptocurrency datacenter revenue.
•
Self-reliance. All of the power that we use in our New York state cryptocurrency datacenter operations is provided by behind-the-meter generation with no reliance on third-party power purchase agreements that can be modified or revoked at any time.
•
Cryptocurrency experience. We have been active as operators of cryptocurrency datacenters for over two years which we believe provides us with a competitive advantage over new entrants that have not commenced commercial cryptocurrency datacenter operations.
•
Institutional backing. Our controlling stockholder, Atlas, is affiliated with an investment firm with more than $6.8 billion of assets under management and prior experience owning and operating more than 2,000 MW of power generation assets.

Competition in the Support Services Segment

Support.com is active in markets that are highly competitive and subject to rapid change. Although we do not believe there is one principal competitor for all aspects of Support.com’s offerings, Support.com does compete with a number of other vendors. Competition within each revenue stream of the Support Services segment are as follows:

•
Customer Support Services, Competitors include large multi-national corporations and smaller, regional providers, and may vary by geography. Support.com competes with in-house customer management operations as well as other companies that provide outsourced customer care. The principal competitive factors include: technological innovation, operational performance and efficiencies, pricing, brand and financial stability.
•
Licensing of our Support.com technology platform and applications. Support.com’s competitors include companies focused on service desk, knowledge management, remote support and IT process automation. We believe that the principal competitive factors in the Support.com technology platform and applications offering include breadth and depth of functionality, including its remote security and employee monitoring features, ease of implementation, overall performance, scalability, pricing, financial resources and customer support. We believe that the Support.com technology platform and applications offering provides an integrated solution that covers different areas of functionality required by customers.
•
Partnerships for technology support services. Competitors include companies focused on premium technology services, certain warranty providers, emerging Internet of Things (“IoT”) technology support providers, global business process outsourcing providers or contact centers focused on technical support and other companies who offer technical support through partners. We believe the principal competitive factors in our services market include: pricing, breadth and depth of service offerings, quality of the customer experience, proprietary technology, time to market, account management, vendor reputation, scale, and financial resources.
•
Direct-to-consumer and small and medium-sized business (“SMB”) technical support services. Competitors include device retailers, multiple system operators (MSOs)/internet service providers (ISPs), and smaller privately-held or local companies in the home installation, computer repair, or general tech support space. We believe the principal competitive factors in our premium tech support market include the breadth of service offering, value-based and flexible pricing, and customer experience and service levels.
•
End-user software product, SUPERAntiSpyware®. Support.com faces direct competition from other anti-malware software vendors, anti-virus software vendors, operating system providers and other OEMs that may provide similar solutions and function in their products, and from individuals and groups who offer “free” and open source utilities online. Support.com competes in this market on the basis of our value-based pricing.

The competitors in our markets for services and software can have some or all of the following competitive advantages: longer operating histories, greater economies of scale, greater financial resources, greater engineering and technical resources, greater sales and marketing resources, stronger strategic alliances and distribution channels, larger user bases, products with different functions and feature sets and greater brand recognition than we have.

We expect new competitors to continue to enter the markets in which we operate.

Intellectual Property

We own the internet domain name www.greenidge.com. The information contained in our website is not incorporated by reference into this Annual Report.

Our subsidiary Support.com owns the trademarks SUPPORT.COM®, GUIDED PATHS®, and NEXUS® in the United States for specified support services and software, and Support.com has registrations and common law rights for several related trademarks in the U.S. and certain other countries. Support.com owns the domain name Support.com and additional other domain names. Support.com has a pending trademark registration for HomesourcingTM. Support.com also retains exclusive rights to our proprietary services technology, and its end user software products. In addition, Support.com holds non-exclusive rights to sell and distribute certain other software products.

Support.com owns two U.S. patents related to its business and has a number of pending patent applications covering certain advanced technology. Its issued patents include U.S. Patent No. 8,020,190 (“Enhanced Browser Security”) and U.S. Patent No. 6,754,707 (“Secure Computer Support System”). However, we do not know if Support.com’s current patent applications or any future patent application will result in a patent being issued with the scope of the claims it seeks, if at all. Also, we do not know whether any patents Support.com has or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect its proprietary rights as fully as they do in the United States, and Support.com’s competitors may develop technology that competes with its but nevertheless does not infringe its intellectual property rights.

Support.com relies on a combination of copyright, trade secret, trademark and contractual protection to establish and protect its proprietary rights that are not protected by patents. Support.com also enters into confidentiality agreements with its employees and consultants involved in product development. Support.com generally requires its employees, customers and potential business partners to enter into confidentiality agreements before it will disclose any sensitive aspects of its business. Also, Support.com generally requires employees and contractors to agree to assign and surrender to Support.com any proprietary information, inventions or other intellectual property they generate while working for Support.com in the scope of employment. These precautions, and Support.com’s efforts to register and protect its intellectual property, may not prevent misappropriation or infringement of its intellectual property. See “Risk Factors—Risks Related to our Support Services Segment.”

Environmental, Social, Governance

In May 2021, we announced that effective June 1, 2021, we will operate an entirely carbon neutral cryptocurrency datacenter operation at our facility in the Town of Torrey, New York. We will purchase voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects. Each project has been reviewed and certified by one of three well-recognized Offset Project Registries, the American Carbon Registry (ACR), the Climate Action Reserve (CAR) and Verra, such that any projects funded by us reduce emissions or increase sequestration of greenhouse gas in a manner that is real, permanent, and verifiable. In addition to offsetting 100% of our carbon emissions from our cryptocurrency datacenter operations, we also intend to invest a portion of our mining profits in renewable energy projects.

We also participate in the Regional Greenhouse Gas Initiative (RGGI), a market-based program in which participating states sell CO2 allowances through auctions and invest proceeds in energy efficiency, renewable energy, and other consumer benefit programs to spur innovation in the clean energy economy and create local green jobs. We purchase RGGI allowances each year to cover 100% of our CO2 emitted from power generation and have done so since we began gas-fired operations in 2017.

Emissions Expense and Credits

We participate in the RGGI, which requires, by law, that we remit credits to offset 50% of our annual emission expense in the following year, for each of the years in the three year control period (January 1, 2018 to December 31, 2020). In February 2021, we settled the emissions allowance for the control period. We continue to remit credits in accordance with RGGI. We recognize expense on a per ton basis, where one ton is equal to one RGGI credit. The RGGI credits are recorded on a first in, first out (“FIFO”) basis. We incurred emissions expense of $2.6 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively, which is included in power and capacity cost of revenue in the accompanying consolidated statements of operations.

Carbon Offset Credits

We purchase voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to achieve carbon neutrality. During the year ended December 31, 2021, we purchased $0.7 million of voluntary carbon offset credits.

Human Capital Management

As of December 31, 2021, we had 467 employees based in the United States, 419 of whom are employed by Support.com, and 214 employees based outside of the United States, all of whom are employed by Support.com. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is satisfactory.

Workplace Health and Safety

The safety and health of our employees is a top priority for us. We are committed to maintaining an effective safety culture and to stressing the importance of our employees’ role in identifying, mitigating and communicating safety risks. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety.

In response to COVID-19, we implemented new procedures and protocols recommended by the Centers for Disease Control, federal and state governments, and other major health authorities. This includes, but is not limited to, instructing our employees to practice social distancing on our premises, frequent sanitation of our work environments, supplying personal protective equipment to our workforce and allowing certain employees to work from home.

Government Regulation

Greenidge Generation holds a Certificate of Public Convenience and Necessity issued by the NYS Public Service Commission (the “PSC”) under section 68 of the Public Service Law. In addition, it has been granted Market Based Rate Authority by the Federal Energy Regulatory Commission authorizing it to enter into sales of power in interstate commerce at market-based rates. It is connected to the NYSEG transmission system by virtue of the Large Generation Interconnection Agreement among Greenidge Generation, the NYSEG and the NYISO. All environmental permits are set forth below.

We are a Public Utility Holding Company under the Public Utility Holding Company Act of 2005, or PUHCA, and have applied for and received exemption from the record keeping and records inspection regulations of PUHCA.

One of our subsidiaries, Greenidge Pipeline LLC (“Greenidge Pipeline”), operates pursuant to a Certificate of Environmental Compatibility and Public Need issued by the PSC under Article VII of the Public Service Law. It is exempt from regulation by the Federal Energy Regulatory Commission (the “FERC”), under the National Gas Act (“NGA”) pursuant to NGA section 1(c), due to the fact that all of the gas transmitted through the pipeline is delivered within the State of New York and the rates for delivery are regulated by the PSC. There are no environmental permits associated with the operation of the pipeline.

Below is a summary of the material regulations that currently apply to our business. Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC, and other federal or state agencies, which may affect our cryptocurrency datacenter, power generation and other related activities. For additional discussion regarding about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Our Business” herein.

Regulations Applicable to Cryptocurrency Datacenter Business

Government regulation of blockchain and bitcoin is being actively considered by the State of New York and the United States federal government via a number of agencies and regulatory bodies, as well as similar entities in other countries. Additional state government regulations also may apply to our cryptocurrency datacenter activities and other related activities in which we participate or may participate in the future. Certain regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or bitcoin business.

Regulations may substantially change in the future and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other federal or state agencies, which may affect our cryptocurrency datacenter and other related activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors” herein.

Regulations Applicable to Power Generation Business

We operate our electricity generating business subject to the following regulatory regimes:

The New York State Public Service Commission

Greenidge, GGH and Greenidge Generation are each defined as “electric corporations” subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by electric corporations of “stocks, bonds and other evidence of indebtedness” and the purchase and sale of either the assets of or the ownership interests in electric corporations.

Greenidge Pipeline and Greenidge Pipeline Properties Corporation operate their approximately 4.6 mile gas pipeline under the terms of a certificate of environmental compatibility and public need issued by the PSC. The terms of that certificate govern the safe operation of the facility and minimization of the impacts of that facility on the environment.

Greenidge Generation currently has permission from the PSC to issue up to $50 million in “indebtedness,” which may include non-voting stock. To the extent that Greenidge Generation seeks to issue more than $50 million in such instruments (net of the amount of any instruments already issued), approval must be obtained from the PSC. Issuances of any such instruments by Greenidge Generation do not require the PSC’s prior approval, as long as the assets held by Greenidge Generation are not pledged as security under those instruments.

The PSC has established a rebuttable presumption that a third party that is not itself an electric or gas corporation may purchase up to 10% of the ownership interests in an electric corporation without: (1) requiring PSC approval; or (2) becoming an electric corporation itself. This presumption may be rebutted if the facts demonstrate that an entity holding less than 10% of the ownership interests in an electric corporation is nonetheless controlling the day-to-day operations of that electric corporation. Acquisition of more than 50% of the ownership interests in an electric corporation will require PSC approval and will make the acquiring entity an electric corporation itself. Acquisitions between 10% and 50% are reviewed by the PSC on a case-by-case basis.

One exception to these requirements is that an electric corporation that is under common ownership with one or more other entities may be merged with such other entities without requiring PSC approval, provided that such transaction does not result in any change in the ultimate ownership of the public utility in question.

Greenidge’s Pipeline Properties are defined by the PSC as “gas corporations” subject to PSC regulation. The PSC’s regulation of gas corporations is substantially identical to its regulation of electric corporations discussed above.

The Federal Energy Regulatory Commission

Greenidge Generation is a public utility subject to regulation by the FERC under the Federal Power Act (the “FPA”). Like the PSC, FERC regulates both the issuance of securities and the purchase and sale of assets and ownership interests in public utilities. The FPA generally:

1.
Limits public utilities from selling, leasing or otherwise disposing of facilities with a value in excess of $10 million and used for wholesale sales of electric energy or electric transmission (“Jurisdictional Facilities”) without the prior authorization of

FERC, and dispositions resulting in a direct or indirect change of control over a public utility generally require prior FERC authorization.
2.
Prohibits a public utility from merging or consolidating Jurisdictional Facilities with any other public utility’s Jurisdictional Facilities with a value in excess of $10 million, without prior FERC authorization.
3.
Requires FERC authorization before a public utility may acquire any security with a value in excess of $10 million of any other public utility.
4.
Requires FERC authorization before a public utility may acquire or lease a generation facility with a value in excess of $10 million.
5.
Requires FERC approval before a holding company in a system which includes an electric transmission or generation company may acquire any security with a value in excess of $10 million of an electric transmission or generation company or a holding company with a value in excess of $10 million.
6.
Requires FERC authorization before a holding company in a system which includes an electric transmission or generation company may merge or consolidate with an electric transmission or generation company or a holding company with a value in excess of $10 million.

The FPA also requires reporting of certain asset sales which do not otherwise require FERC authorization. FERC approval would also be required in advance of a disposition or change of control over Greenidge through the sale of shares.

The FERC has granted Greenidge Generation blanket authorization to issue securities and assume obligations or liabilities as guarantor, endorser, surety, or otherwise in respect of any security of another person; provided that such issue or assumption is for some lawful object within the corporate purposes of Greenidge Generation, compatible with the public interest, and reasonably necessary or appropriate for such purposes. The FERC also administers the Public Utility Holding Company Act of 2005, which imposes certain record keeping and records access requirements on public utility holding companies. We are a public utility holding company but have received an exemption from these record keeping and records access requirements. Any entity acquiring more than 10% of the voting securities of either us or Greenidge Generation is likely to be regarded by FERC as a public utility holding company. Such entities can obtain an exemption from these record keeping and records access requirements if they are able to demonstrate that they are not affiliated with any jurisdictional utility that has captive customers, and that they do not own commission-jurisdictional transmission facilities or provide commission-jurisdictional transmission services and that they are not affiliated with persons that own such facilities or provide such services.

Although the gas pipeline owned and operated by Greenidge Pipeline transports gas supplies flowing in interstate commerce, it is regulated by the PSC rather than by FERC because all of the pipeline’s facilities are located in, and all of the gas it delivers is consumed in, New York State and its rates are regulated by the PSC. Accordingly, no FERC approvals are required for any financing or transfers of ownership interests in Greenidge Pipeline.

Because Greenidge Pipeline operates exclusively as a provider of delivery services for gas supplies owned by others, it is not a “gas utility company” under the Public Utility Holding Company Act of 2005 which expands the authority of FERC to oversee transactions and other financial activities of public utility holding companies through grants of access to those companies’ books and records. As a result, purchasers directly or indirectly acquiring 10% or more of the voting securities of Greenidge Pipeline would not become subject to the FERC records keeping and records access requirements of that law. Any such acquisition should be reviewed under FPA Section 203 and the NYPSL Section 70 to determine if an authorization is needed in advance of the transaction.

In addition, we, GGH, and Atlas and certain of its affiliates are all holding companies under the PUHCA, which is also administered by FERC. Each of these entities has filed a Notice with FERC of their exemption from the books and record-keeping requirements of PUHCA 2005 and are therefore not subject to those requirements.

A failure to comply with FERC regulatory requirements can result in penalties and in extreme cases, action to unwind a transaction or to impose criminal sanctions. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations.”

The New York State Independent System Operator

So long as Greenidge Generation remains the owner of the Town of Torrey, New York power plant facility, no approvals from the NYISO should be required for any restructuring of the ownership of us or Greenidge Generation. In the event of a transfer of ownership of its facility to a new owner, the interconnection agreement with the NYISO and New York State Electric & Gas

Corporation currently held by Greenidge Generation can be assigned to the new owner, so long as the assignee in such a transaction directly assumes in writing all rights, duties and obligations arising under that agreement and agrees to comply with all of the NYISO’s applicable market rules.

Yates County Industrial Development Agency

Both Greenidge Generation and Greenidge Pipeline have lease/leaseback relationships in place with the Yates County Industrial Development Agency, which relationships also include a payment in lieu of tax agreement. Consent of the Yates County Industrial Development Agency would be required for both Greenidge Generation and Greenidge Pipeline for any type of merger, consolidation or change of control, which consent must be obtained prior to completion of such transaction.

The New York State Department of Environmental Conservation

The operation of both Greenidge Generation and the landfill owned by another subsidiary of Greenidge, Lockwood Hills LLC (“Lockwood Hills”), are subject to numerous New York State Department of Environmental Conservation (“NYSDEC”) and EPA regulations and requirements. Lockwood Hills operates a landfill and leachate management facility (the “Landfill”). Most of the EPA requirements that Greenidge Generation and Lockwood Hills are subject to are delegated to the NYSDEC and are regulated through permits issued by NYSDEC. Future laws or regulations may require the addition of environmental controls or impose restrictions on Greenidge Generation and Lockwood Hills operations, which could affect our operations.

Complying with environmental laws often involves significant capital and operating expenses. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations.”

Permits

Greenidge Generation’s operations are subject to the following NYSDEC-issued permits: Clean Air Act Title IV and Title V permits, Clean Water Act State Pollution Discharge System Elimination System (“SPDES”), and New York State Water Withdrawal Permit. Greenidge Generation also holds a Petroleum Bulk Storage registration issued by NYSDEC, which includes requirements applicable to the petroleum storage tanks located at the facility. The Landfill is subject to the following NYSDEC-issued permits: SPDES Permit and Part 360 Solid Waste Management Permit. Greenidge Generation and Lockwood Hills are currently in compliance with these permits and approvals.

Air

The Clean Air Act Title IV and Title V permits authorize Greenidge Generation to fire natural gas (with up to 19% biomass co-firing) to produce electricity in accordance with the requirements of these permits. These permits regulate air emissions associated with our operations and include all applicable Clean Air Act and New York State requirements. Greenidge Generation is also subject to the RGGI, which is a multi-state cap and trade program for carbon dioxide emissions that requires Greenidge Generation to purchase one RGGI allowance for every ton of CO2 emitted from the facility. RGGI allowances are offered in quarterly auctions and are available from third parties. In 2019, New York State passed the Climate Leadership and Community Protection Act (“CLCPA”), which requires the NYSDEC and PSC to promulgate regulations and programs for the state to meet greenhouse gas emission reduction requirements and targets. NYSDEC and PSC have not fully implemented the CLCPA.

Water

The Greenidge Generation facility is subject to SPDES and Water Withdrawal permits issued by NYSDEC for five-year time terms, which include state and federal requirements applicable to the cooling water intake structure and discharges from the facility to the Keuka Lake Outlet and Seneca Lake. These permits require that the Best Technology Available for cooling water intake structures to be installed by October 2022. These permits also require monthly and yearly monitoring and reporting associated with the water withdrawals and the discharges.

The Landfill, which is located approximately 0.4 miles from the Greenidge Generation facility, discharges stormwater and treated leachate to the Keuka Lake Outlet subject to a SPDES permit issued by NYSDEC. A SPDES permit renewal application was recently submitted to NYSDEC, and NYSDEC is currently processing this permit application. The permit requires monthly and yearly monitoring and reporting associated with the water discharges.

Waste

The Landfill is also subject to a Part 360 Solid Waste Management Facility permit issued by NYSDEC. An application to renew and modify the Part 360 permit was recently submitted to NYSDEC, and NYSDEC is currently processing the application. Due to the operations of the previous owners of the Lockwood Hills landfill, in 2015 NYSDEC alleged that the then-existing Leachate Pond was causing exceedances of New York State groundwater standards. Lockwood Hills entered into a Consent Order with the NYSDEC in 2015, which required remediation of the leachate pond, and installation of a liner and treatment system. The work required by the Consent Order was completed in 2019 as required, and NYSDEC approved of the construction report on July 6, 2020. Applications for modification of the SPDES and Part 360 permits to reflect the implementation of the consent order, which are the final requirements of the consent order, were timely submitted to NYSDEC. Lockwood Hills is subject to EPA’s Coal Combustion Residuals Rule (the “CCR Rule”), as a CCR landfill. In accordance with the requirements of the CCR Rule, Lockwood has drafted required plans and documents and hosts a publicly available website that makes certain documents available to the public.

Greenidge Generation is also subject to the CCR Rule, which requires that the onsite CCR surface impoundment associated with previous coal-fired operation of the facility, be closed. Greenidge Generation has also drafted the CCR Rule documents associated with closure, and has a publicly available website that makes certain documents available to the public as required by the rule. We have evaluated the impact of the CCR Rule on our consolidated financial position, results of operations, or cash flows and has accrued our environmental and asset retirement obligations under the rule based on current estimates.

Environmental Liability

As required by the NYSDEC, landfills are required to establish and maintain financial assurance mechanism to cover closure, post-closure care, and related expenses. The purpose of the financial assurance mechanism is to ensure the amount of funds assured is sufficient to cover the costs of landfill closure, post-closure care, custodial care, and, if necessary, corrective measures for known releases when needed. The financial assurance amount is based on written estimates, in current dollars, of the cost of hiring a third party to perform the work. The NYSDEC has allowed Atlas and its affiliates to satisfy this financial assurance obligation by maintaining a letter of credit guaranteeing the payment of the landfill liability. As of December 31, 2021, the letter of credit amount was approximately $5.0 million.

CCRs are subject to federal and state regulations. Most of our obligations associated with CCR are for the closure of a coal ash pond. The Landfill is in compliance with the CCR requirements applicable to CCR landfills and is not required to close. With regards to our coal ash pond, in accordance with federal law and ASC 410-20, Asset Retirement Obligations, we recorded an asset retirement obligation of $2.7 million as of December 31, 2021. There were no changes to cash flow estimates related to the coal ash pond asset retirement obligation during the first nine months of 2021. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with CCR regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

Available Information

Our website is located at www.greenidge.com. Information on our website does not constitute a part of this annual report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Securities and Exchange Commission (the “SEC”). The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Additionally, these materials, including this annual report and the accompanying exhibits are available from the SEC’s website http://www.sec.gov.

ITEM 1A. RISK FACTORS.

In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

Risks Related to Our Business

Risks Related to Our Business Generally

Our business and operating plan may be altered due to several external factors, including but not limited to market conditions, the ability to procure equipment in a quantity, cost and timeline consistent with our business plan, the ability to identify and acquire additional locations to replicate the operating model in place at our existing cryptocurrency datacenter and power generation facility and the ability to integrate the Support Services segment within our overall business plan.

We have developed a business plan that contemplates the anticipated completion of our build out in the Town of Torrey, New York, expansion of the Spartanburg facility, as well as the acquisition of additional power generation assets where we envision replicating our existing business model. The business plan is predicated on certain assumptions regarding many factors, some of which include no disruption to current operations from regulatory changes requirements, and procurement of additional mining equipment of certain performance specifications at certain future dates and prices, as well as the acquisition of additional locations. Our business plan is subject to change to the extent we are not able to achieve the expected outcomes consistent with our current assumptions. There can be no assurance that we will realize the benefits of our growth strategy and business plan, including with respect to our significant capital expenditures relating to orders of mining equipment.

As we continue to integrate the Support Services segment within our business model, we may elect or may be required to alter our business plans or change our business strategy with respect to the segment. Any change to our business plans or strategy will present risks related to Support.com’s ability to execute on these changes and may require us to make additional investments in the Support Services segment, all of which could harm our results of operations and financial performance.

Any disruption in developing our datacenter sites may delay our deployment of miners, which may adversely affect our results of operations and financial performance.

We remain in the process of developing other sites to deploy our mining equipment, and any disruption in developing such sites may delay our deployment efforts. We may face challenges in obtaining suitable land to build new cryptocurrency datacenter facilities, as we require close cooperation with local power suppliers and local governments of the places where our proposed facilities are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new datacenters not being completed at all. Any delay in completing the build-out of our New York facility, expansion of the Spartanburg facility or developing other sites, could delay our ability to deploy mining equipment that we receive, and materially adversely affect our results of operation, strategy and financial performance. Our business will be negatively impacted if we are unable to run our datacenter operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we may damage our miners and the profitability of our datacenter operations. If we experience significant delays in the supply of power required to support any datacenter expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially adversely affect our business, financial condition and results of operations.

We rely on a limited number of suppliers to support our cryptocurrency datacenter operations.

We rely on a limited number of suppliers to provide us with our bitcoin miners, and the failure to manage our relationships with these parties successfully, or disruptions to our suppliers’ businesses caused by COVID-19, supply chain and other factors, could adversely affect our ability to obtain the necessary mining equipment to execute our growth strategies on our desired timeline, or at all. In the year ended December 31, 2021, we purchased 100% of our miners from two suppliers with one supplier, Bitmain, comprising 78% of our miner purchases. Any significant change in our relationship with these suppliers could have a material adverse effect on our business, results of operation and financial condition, unless and until we are able to find suitable replacements. We make substantially all of our purchases from our suppliers on a purchase order basis. Our suppliers are not required to supply our mining equipment for any specific period or in any specific quantity or price.

It may take significant time, expenditure or effort for us to grow our business, including our cryptocurrency datacenter operations, through acquisitions, and our efforts may not be successful.

The number of bitcoin and other cryptocurrency datacenter companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency datacenter companies seek to grow their mining capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of existing cryptocurrency datacenter companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our cryptocurrency datacenter operations from our captive 106 MW power generation facility located in the Town of Torrey, New York. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency datacenter businesses or electricity generating power plants. We expect that operations at a new site will commence in 2022; however, there can be no assurance that operations will commence on the timeline indicated, or that the expected benefits and advantages of such expansion will be realized. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long-term growth prospects, which could materially adversely affect our results of operations, strategy and financial performance.

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

Our operations, strategy and business depend to a significant degree on the skills and services of our management, including Jeffrey Kirt, our Chief Executive Officer, Dale Irwin, our President, Robert Loughran, our Chief Financial Officer as of January 1, 2022 and Timothy Rainey, our Treasurer as of January 1, 2022 and former Chief Financial Officer.

At present, our management team is small, and we will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential power generation, cryptocurrency datacenter and support services opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed.

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

We, or certain of our subsidiaries, have been named as a party to several lawsuits, government inquiries or investigations and other legal proceedings, and may be named in additional ones in the future. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on our and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of the business and damage to our reputation or relationship with third parties, which could materially and adversely affect our results of operations, strategy and financial performance.

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserts, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. This claim could result in litigation, may be time-consuming and costly, divert management resources, require us to change, postpone or halt the construction of our planned cryptocurrency datacenter expansion, or have other adverse effects on our business. In addition, costly and time-consuming litigation could be necessary to enforce our approved building rights.

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

We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs of cryptocurrency datacenter and power generation operations, as well as expansion plans, we will resume operating losses, which could negatively impact our results of operations, strategy and financial performance.

We began bitcoin mining in May 2019 and have experienced recurring losses from operations in prior years. Our cryptocurrency datacenter operations are in their early stages, and bitcoin and energy pricing and cryptocurrency datacenter economics are volatile and subject to uncertainty. Our current strategy will continue to expose us to the numerous risks and volatility associated with the cryptocurrency datacenter and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the costs of bitcoin miners, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.

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

While we have multiple sources of revenue from our business and operations, our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.

We operate a single source natural gas power generation facility in New York that presently comprises and supports the vast majority of our business and operations. While we realize multiple sources of revenue from our business and operations, our revenues are largely dependent on the continuing operation of our natural gas power generation facility in the Town of Torrey, New York. Power plants involve complex operations and equipment, much of which is subject to wear and tear in the normal course of operation. Further, equipment used in the operations of the power plant may also suffer breakdown or malfunction, physical disaster and sabotage. Substantially all of our power plant and cryptocurrency datacenter operations are operated with computer systems that may be subject to data security breaches, computer malfunction and viruses, and generally require continual software updates and maintenance. Repairing, replacing or otherwise fixing or addressing any of these or other issues may require the allocation of significant time, capital or other resources, such as technical capability, and during such period of time, we would be unable to operate our power plant and generate revenue. We may not have the adequate capital or other resources to fix or otherwise address these factors or issues in a timely manner or at all, and we may not have access to the necessary parts or equipment that are required to fix or otherwise address such factors or issues.

Some of the parts and equipment necessary to operate the power plant may require long lead-times in order to acquire, either due to availability, production time or cycles, shipping or other factors, thereby making such parts or equipment difficult to acquire in a timely manner or on a cost-effective basis, if available at all. Any disruption to our power generation facility in New York would cause a suspension of revenue generating activity and would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.

Risk Related to Bitcoin and Cryptocurrency Industry

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

The properties utilized by us in our cryptocurrency datacenter operations may experience damage, including damage not covered by insurance.

Our current cryptocurrency datacenter operations in the Town of Torrey, New York and Spartanburg, South Carolina are, and any future cryptocurrency datacenter operations that we establish will be, subject to a variety of risks relating to physical condition and operation, including:

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

Any of these could render our cryptocurrency datacenter operations and/or power generation operations inoperable, temporarily or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Our property insurance covers approximately $197 million per occurrence on plant, including business interruption, and $50 million for bitcoin mining equipment in all cases, subject to certain deductibles. Our insurance may not be adequate to cover the losses we suffer as a result of these risks, which could materially adversely impact our results of operations and financial condition.

Our bitcoin may be subject to loss, theft or restriction on access.

We are subject to the risk that some or all of our bitcoin could be lost or stolen. Cryptocurrencies are stored in cryptocurrency sites commonly referred to as “wallets” which may be accessed to exchange a holder’s cryptocurrency assets. The cryptocurrencies held in these wallets are not subject to the protections enjoyed by depositors with Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation member institutions. Access to our bitcoin assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. In general, hot wallets are easier to set up and access than wallets in cold storage, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage wallets are generally more secure than hot wallets, but they are not ideal for quick or regular transactions, and we may experience lag time in our ability to respond to market fluctuations in the price of our bitcoin. We currently engage a third-party provider to hold our bitcoin in multi-signature cold storage wallets, and such third party provider maintains secure backups to reduce the risk of malfeasance, but the risk of loss of our bitcoin assets cannot be wholly eliminated. We utilize hot wallets on exchanges to liquidate daily bitcoin mining rewards (and amounts held in hot wallets are limited to one day’s worth of mining revenue, to mitigate risk of loss). Any restrictions on access to our hot wallets due to cybercrime or other reasons could limit our ability to convert bitcoin to cash.

Hackers or malicious actors may attempt to steal bitcoin, such as by attacking the bitcoin network source code, exchange miners, third-party platforms, cold and hot storage locations or software, our general computer systems or networks, or by other means. As we increase in size, we may become a more appealing target of hackers or other malicious actors. In addition, if in the future we hold more of our generated bitcoin long term for investment purposes, the threat of the loss of our bitcoin to hackers would become a more substantial risk and the potential for substantial losses would grow.

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

If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin network, such actor or botnet could manipulate the network to adversely affect us, which could adversely affect our results of operations.

If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains over 50% of the processing power dedicated to mining bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also “double-spend,” or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the bitcoin network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold on the bitcoin network. This possibility creates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not have adequate controls and responses in place, the risk of a malicious actor obtaining control of the processing power may increase. If such an event were to occur, it could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.

If bitcoin or other cryptocurrencies are determined to be investment securities, and we hold a significant portion of our assets in such cryptocurrency, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act or other securities laws. We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.

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

If the SEC or other regulatory body were to determine that bitcoin, or any other cryptocurrency that we may mine or hold in the future, constitutes an investment security subject to the Investment Company Act, and if we were to hold a significant portion of our total assets in such bitcoin or other cryptocurrency as a result of our cryptocurrency datacenter activities and/or in investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items. Such a situation could be hastened if we choose to hold more of our mined bitcoin or other cryptocurrency rather than converting our mined bitcoin or cryptocurrency in significant part to U.S. dollars.

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

Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.

The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the Commodity Futures Trading Commission (“CFTC”), the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.

However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap, or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as “eligible contract participants” or “eligible commercial entities” under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoins and, therefore, may subject them to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. Any requirements imposed by the CFTC related to our cryptocurrency datacenter activities or our transactions in bitcoin could cause us to incur additional extraordinary, nonrecurring expenses, thereby adversely affecting our results of operations. In addition, changes in the classification of bitcoins could subject us, as a result of our cryptocurrency datacenter operations, to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).

Moreover, if our cryptocurrency datacenter activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our shareholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our results of operations. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our results of operations. While no provision of the CEA, or CFTC rules, orders or rulings (except as noted herein) appears to be currently applicable to our business, this is subject to change.

There has been limited precedent set for financial accounting of digital assets and so it is unclear how we will be required to account for digital asset transactions.

While we record digital assets as indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, there is currently no authoritative guidance under U.S. GAAP which specifically addresses the accounting for digital assets, including digital currencies.

We recognize bitcoin related revenue when bitcoins are earned. The receipt of bitcoins is generally recorded as revenue, using the spot price of a prominent exchange at the time of daily reward and bitcoins are recorded on the balance sheet at their cost basis and are reviewed for impairment annually.

A change in financial accounting standards or their interpretation could result in changes in accounting treatment applicable to our cryptocurrency datacenter operations, which may have an adverse effect on our results of operations.

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

While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations. There can be no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. In 2021, significant changes to U.S. federal income tax laws were proposed, including changes related to information reporting requirements with respect to digital assets. Congress may include some or all of these proposals in future legislation, potentially with retroactive effect. Whether these proposals will be enacted, and what effect these proposals, if enacted, will have on our operations is uncertain.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business, prospects, results of operations and financial condition.

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

In general, bitcoin and our business of mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations and have an adverse effect on the price of bitcoin and our ability to mine bitcoin, which could, depending on the duration of the disruption, materially and adversely impact our results of operations.

Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.

Our operating results will depend significantly on the price of bitcoin. Specifically, our revenues from our cryptocurrency datacenter operations are based principally on two factors: (1) our mining payouts from our third-party mining pools; and (2) the price of bitcoin. Accordingly, a decrease in the price of bitcoin will result in a decrease in our revenues. Moreover, the price of bitcoin has historically been subject to wide swings and significant volatility. This means that our operating results may be subject to significant volatility.

Bitcoin prices have historically been volatile and impacted by a variety of factors, including market perception, the degree to which bitcoin is accepted as a means of payment, the volume of purchases and sales of bitcoin by market participants, real or perceived competition from alternative cryptocurrencies as well as other risks and uncertainties described in this Annual Report on Form 10-K.

While some retail and commercial outlets accept bitcoin as a means of payment, consumers’ payment by bitcoin to such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoin. Many industry commentators believe that bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit bitcoin’s acceptance as transactional currency. A lack of expansion by bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely affect our results of operations.

Latency in confirming transactions on a network could result in a loss of confidence in the network, which could have a material adverse effect on our business, financial condition and results of operations.

Latency in confirming transactions on a network can be caused by a number of factors, such as bitcoin miners, also called transaction processors, ceasing to support the network and/or supporting a different network. To the extent that any transaction processors cease to record transactions on a network, such transactions will not be recorded on the blockchain of the network until a block is solved by a transaction processor that does not require the payment of transaction fees or other incentives. Currently, there are no known incentives for transaction processors to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (for example, with respect to bitcoin, a collective movement among transaction processors or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for, or in addition to, the award of new bitcoin upon the solving of a block), transaction processors could delay the recording and verification of a significant number of transactions on a network’s blockchain. If such latency became systemic, and sustained, it could result in greater exposure to double-spending transactions and a loss of confidence in the applicable network, which could have a material adverse effect on our business, financial condition and results of operations. In addition, increasing growth and popularity of digital assets, as well as non-digital asset-related applications that utilize blockchain technology on certain networks, can cause congestion and backlog, and as result, increase latency on such networks. An increase in congestion and backlogs could result in longer transaction confirmation times, an increase in unconfirmed transactions (that is, transactions that have yet to be included in a block on a network and therefore are not yet completed transactions), higher transaction fees and an overall decrease in confidence in a particular network, which could ultimately affect our ability to transact on that particular network and, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

We may lose some or all of the deposits we make when purchasing bitcoin mining equipment or be unable to enforce our contracts with the suppliers of miners, which could have a material adverse effect on our results of operations.

We currently purchase the majority of our bitcoin miners from suppliers based in Malaysia, based on an industry standard practice of remitting payment on miner deposits prior to entering into formal contractual arrangements with such suppliers. Once deposits are received, our suppliers then notify us if we have been chosen to enter into contractual arrangements with them for the purchase of such mining equipment, based on a number of factors, many of which are out of our control. Until a formal contractual arrangement is in place, we are at greater risk of losing some, or all, of our deposits, and our recourse against such suppliers may be limited. We also may have difficulty enforcing our contracts with such suppliers in foreign countries and our recourse may be limited. If we were to lose a substantial portion of our deposits on mining equipment or are unable to enforce our contracts, our results of operations could be adversely affected.

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

Additionally, as technology evolves, we may need to acquire newer models of miners to remain competitive in the market. New miners can be costly and may be in short supply. Given the long production period to manufacture and assemble bitcoin miners and the current global semiconductor chip shortage, there can be no assurance that we can acquire enough bitcoin mining computers or replacement parts on a cost-effective basis – or at all – for the maintenance and expansion of our cryptocurrency datacenter operations. We rely on third parties, principally located in China, to supply us with bitcoin miners and shortages of bitcoin miners or their component parts, material increases in bitcoin miner costs, or delays in delivery of our orders, including due to trade restrictions, COVID-19 and other global events that may create supply chain disruptions, could significantly interrupt our plans for expanding our bitcoin mining capacity in the near term and future. Many of our competitors in our industry have also been purchasing mining equipment at scale, which has contributed to a shortage of mining equipment and extended corresponding delivery schedules for new miner purchases. There are no assurances that manufacturers of bitcoin miners will be able to keep pace with the surge in demand for mining equipment across our industry, and whether such manufacturers will be able to deliver on schedules promised or at all. If our ordered miners are not shipped, we may have difficulty enforcing our contracts with such suppliers and our recourse may be limited. In such instances our results of operations could be adversely affected.

Most manufacturers of bitcoin miners adjust their prices based on bitcoin mining economics, making the cost of new machines variable, unpredictable and potentially high. As a result, at times, we may obtain bitcoin miners and other hardware from third parties at premium prices, to the extent they are available. Due to high demand and the limited number of suppliers, we must identify miners on terms we find attractive, negotiate to lock in the purchase and price and wait for delivery. As we wait for such miner delivery, we bear the risk of bitcoin price decreases and mining difficulty increases. Meanwhile, our competitors may be receiving and installing miners purchased at lower cost.

This upgrading and replacement process requires substantial capital investment and we may face challenges in doing so on a timely and cost-effective basis. Shortages of bitcoin mining computers could result in reduced bitcoin mining capacity and increased operating costs, which could materially delay the completion of our planned cryptocurrency datacenter capacity expansion and put us at a competitive disadvantage.

Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.

Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of certain digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, multiple factors including some related to the COVID-19 pandemic have created a global semiconductor shortage. Since the inception of the pandemic, factory shutdowns and limitations due to employee illness or public health requirements have significantly slowed output, while global demand for products requiring chips increased. These 2020-2021 challenges worsened a pre-existing semiconductor and other supply shortage. Semiconductor supply has not yet rebounded, and manufacturers across all industries are waiting and driving up demand and costs. While we have already ordered the bitcoin miners for our 2022 plans, any delay or disruption in delivery of these purchased miners, or future miners necessary for our success and growth, may have a material and negative impact on our results of operations.

We may not adequately respond to rapidly changing technology.

Competitive conditions within the bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product developments and evolving industry standards. New technologies, techniques or products could emerge that offer better performance than the software and other technologies that we utilize, and we may have to transition to these new technologies to remain competitive. We may not be successful in implementing new technology or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions. Furthermore, there can be no assurances that we will realize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our results of operations may suffer.

A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.

The open-source structure of the bitcoin network protocol means that the contributors to the protocol are generally not directly compensated for their contributions in maintaining and developing the protocol. As the bitcoin network protocol is not sold and its use does not generate revenues for contributors, contributors are generally not compensated for maintaining and updating the bitcoin network protocol. The lack of guaranteed financial incentive for contributors to maintain or develop the bitcoin network and the lack of guaranteed resources to adequately address emerging issues with the bitcoin network may reduce incentives to address issues adequately or in a timely manner. Because our cryptocurrency datacenter activities rely on the bitcoin network, negative developments with respect to that network may have an adverse effect on our results of operations and financial condition.

Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue to mine.

In general, as the number of bitcoin rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability also decreases. Decreased use and demand for bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the bitcoin rewards for solving blocks and transaction fees are not sufficiently high, fewer bitcoin miners will mine. At insufficiently attractive rewards, our costs of operations in total may exceed our revenues from cryptocurrency datacenter activities.

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

Bitcoin has had a history of price fluctuations around the halving of its rewards, and there can be no assurance that any price change will be favorable or would compensate for the reduction in bitcoin mining reward in connection with a halving. If the award of bitcoin or a proportionate decrease in bitcoin mining difficulty does not follow these anticipated halving events, the revenue we earn from our cryptocurrency datacenter operations would see a corresponding decrease, and we may not have an adequate incentive to continue bitcoin mining.

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

Despite the first-to-market advantage of the bitcoin network over other cryptocurrency networks, it is possible that another cryptocurrency could become comparatively more popular. If an alternative cryptocurrency obtains significant market share—either in market capitalization, mining power or use as a payment technology—this could reduce bitcoin’s market share and value. Substantially all of our cryptocurrency datacenter revenue is derived from mining bitcoin and, while we may mine other cryptocurrencies in the future, we have no plans to do so currently and may incur significant costs if we choose to do so. For example, our current application-specific integrated circuit machines (i.e., our “miners”) are principally utilized for mining bitcoin and cannot mine other cryptocurrencies that are not mined utilizing the SHA-256 algorithm. As a result, the emergence of a cryptocurrency that erodes bitcoin’s market share and value could have a material adverse effect on our results of operations and financial condition.

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

Digital assets, such as bitcoin, face significant scaling obstacles that can lead to high fees or slow transaction settlement times and any mechanisms of increasing the scale of digital asset settlement may significantly alter the competitive dynamics in the market.

Digital assets may face significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective. Scaling digital assets, and particularly bitcoin, is essential to the widespread acceptance of digital assets as a means of payment, which is necessary to the growth and development of our business.

Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the “proof of work” validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as “sharding,” which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of bitcoin and the price of our class A common stock. Any of which could have a material adverse effect on our results of operations.

The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

A lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect our results of operations.

We are subject to momentum pricing risk.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, reflects anticipated future appreciation in value. Cryptocurrency market prices are determined primarily using data from various exchanges, over-the-counter markets, and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies and bitcoin in particular, inflating and making their market prices more volatile. As a result, they may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely affect the value of bitcoin mined by us, which could lead to an adverse effect on our results of operations and financial condition.

Our reliance on third-party mining pool service providers for our mining payouts may have a negative impact on our business.

We use third–party mining pools to receive our mining rewards from the network. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should a pool operator’s system suffer downtime for any reason, including, as a result of a cyber-attack, software malfunction or other similar issues for any reason, it would negatively impact our ability to receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s record keeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.

Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to cryptocurrency investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.

A number of companies that engage in bitcoin and/or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, changing governmental regulations about the legality of transferring or holding bitcoin and other cryptocurrency may prompt other banks and financial institutions to close existing bank accounts or discontinue banking or other financial services to such companies in the cryptocurrency industry, or even investors with accounts for transferring, receiving or holding their cryptocurrency. Specifically, China already restricts financial institutions from holding, trading or facilitating transactions in bitcoin. Similarly, other countries have proposed cryptocurrency legislation that could have a significant impact on the ability to utilize banking services in such countries for cryptocurrency. Both India and China, among other countries, are reportedly driving toward the development and adoption of a national digital currency—and taking legislative action that could be viewed as disadvantaging to private cryptocurrencies in the process.

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

We are subject to the rules enforced by The Office of Financial Assets Control of the US Department of Treasury (“OFAC”), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’S specially designated nationals list. It is possible that the use of cryptocurrencies, including bitcoin, could be a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. On March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by specially designated nationals or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, which could harm our reputation and adversely affect our results of operations.

The impact of geopolitical and economic events on the supply and demand for crypto assets, including bitcoin, is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other crypto assets, which could increase the price of bitcoin and other crypto assets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

As an alternative to fiat currencies that are backed by central governments, bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us. Political or economic crises may motivate large-scale acquisitions or sales of bitcoin either globally or locally. Such events could have a material adverse effect our results of operations.

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

Delivery of these fuels to our facilities is dependent upon fuel transmission or transportation infrastructure, storage and inventory of fuel stocks, as well as the continuing financial viability of contractual counterparties. As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facility if fuel is limited or unavailable at any price, if a counterparty fails to perform, or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower power sales and/or higher costs to our cryptocurrency datacenter operations and thereby adversely affect our results of operations.

Separate from supply, market prices for power, capacity, ancillary services, natural gas, and oil are volatile, unpredictable and tend to fluctuate substantially. Disruptions in our fuel supplies may require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices and our costs are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. We buy significant quantities of fuel on a short-term or spot market basis. Prices for the natural gas that we purchase fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. Further, any changes in the costs of natural gas or transportation rates, changes in the relationship between such costs and the market prices of power, or an inability to procure fuel for physical delivery at prices that we consider favorable could all adversely affect our operations, the costs of meeting our obligations, and the profitability of our cryptocurrency datacenter, and thus, our operations and financial performance. Volatility in market prices for fuel and electricity may result from a number of factors outside of our control, including:

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

Such factors and the associated fluctuations in power and natural gas prices have affected our wholesale power generation profitability and cost of power for cryptocurrency datacenter activities in the past and will continue to do so in the future.

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

Our financial performance could be materially and adversely affected if energy market participants continue to construct additional generation facilities (i.e., new-build) or expand or enhance existing generation facilities despite relatively low power prices and such additional generation capacity results in a reduction in wholesale power prices or more competition from cryptocurrency datacenter competitors with access to cheaper supplies of electricity.

Given the overall attractiveness of the markets in which we operate, and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities (i.e., new-build) or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, and/or if our cryptocurrency datacenter competitors begin to build or acquire their own power plants to fuel their cryptocurrency datacenter operations, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in a cheaper supply of electricity to our cryptocurrency datacenter competitors or lower prices at which we sell capacity, energy or ancillary services to the wholesale power grid.

Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows and financial condition.

Our facilities require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns or forced outages, and any related unanticipated capital expenditures could result in reduced profitability from both loss of cryptocurrency datacenter operations and power generation. Such unexpected outages have occurred in the past, and may occur in the future, due to factors both within and outside of our control. We can give no assurances that outages involving our power plant will not occur in the future, or that any such outage would not have a negative effect on our business and results of operations. In addition, we cannot be certain of the level of capital expenditures that will be required due to changing environmental laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). Unexpected capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify power generation equipment, we may be required to install the best available control technology or to achieve the lowest achievable emission rates as such terms are defined under the new source review provisions of the Clean Air Act of 1963, which would likely result in substantial additional capital expenditures.

Operation of power generation facilities involves significant risks and hazards that could disrupt or have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers and the general public may be exposed to a risk of injury due to the nature of our operations.

The conduct of our operations, including operation of our power plant, information technology systems and other assets is subject to a variety of inherent risks. These risks include the breakdown or failure of equipment, accidents, potential physical injury, hazardous spills and exposures, fires, property damage, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/ transportation problems and disruptions of fuel supply, performance below expected levels or other financial liability, and may be caused to or by employees, customers, contractors, vendors, contractual or financial counterparties, other third parties, weather events or acts of God.

Operational disruptions or similar events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses or losses. Planned and unplanned outages at our power plants may require us to curtail operation of the plant. Any reduced power supply could also have a negative impact on the cost structure of our cryptocurrency datacenter operations.

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

In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligation to us. Such event could have an adverse effect on our results of operations and financial condition.

Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer, which would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Support Services Segment.

A substantial portion of revenue generated by our Support Services segment is attributable to a limited number of clients. The loss or reduction in business from any of these clients could adversely affect its business and results of operations.

Our Support Services segment receives a significant amount of its revenue from a limited number of customers. For the years ended December 31, 2020 and 2019, which was prior to the Merger and not included in our results of operations, Support.com's largest customer accounted for over 44% and 63% of its total revenue, respectively. For the years ended December 31, 2020 and 2019, its second largest customer accounted for 43% and 25% of Support.com’s total revenue, respectively. For the year ended December 31, 2021, of which only a portion was included in our results of operations, its largest and second largest customer accounted for 57% and 24% of its total revenue, respectively. There were no other customers that accounted for 10% or more of Support.com’s total revenue in any of the periods presented. In October 2021, Support.com agreed with a subsidiary of Comcast Corporation, its second largest customer to terminate its contract to provide support services to Comcast (the “Comcast Contract”), effective the first quarter of 2022. The Comcast Contract represented approximately $8.3 million of Support.com’s revenues for the year ended December 31, 2021, of which, only a portion occurred since the Merger and was included in our results of operations. Support.com’s operating income from the Comcast Contract for each of the aforementioned periods was negative.

In the past, sales to Support.com’s largest customers have fluctuated significantly from period to period and year to year and will likely continue to fluctuate in the future. The loss of these or other significant relationships, the change of the terms or terminations of its arrangements with any of these customers, the reduction or discontinuance of programs or billable hours with any of these customers, or the failure of any of these customers to achieve their targets has in the past adversely affected and could in the future adversely affect our Support Services segment.

If we are unable to protect or enforce intellectual property rights related to our Support Services segment, or we lose our ability to utilize the intellectual property of others, our Support Services segment could be adversely affected.

The success of our Support Services segment depends, in part, upon our ability to obtain intellectual property protection for Support.com’s proprietary processes, software and other solutions. Support.com relies upon confidentiality policies, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect its intellectual property rights. These laws are subject to change at any time and could further limit Support.com’s ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which Support.com relies on intellectual property laws to protect its rights. Even where Support.com obtains intellectual property protection, its intellectual property rights may not prevent or deter competitors, former employees, or other third parties from reverse engineering its solutions or software. Further, the steps Support.com takes in this regard might not be adequate to prevent or deter infringement or other misappropriation of its intellectual property by competitors, former employees or other third parties, and it may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, its intellectual property rights. Enforcing Support.com’s rights might also require considerable time, money and oversight, and it may not be successful. Further, Support.com relies on third-party software in providing some of its services and solutions. If Support.com loses its ability to continue using any such software for any reason, including because it is found to infringe the rights of others, it will need to obtain substitute software or find alternative means of obtaining the technology necessary to continue to provide its solutions. Support.com’s inability to replace such software, or to replace such software in a timely or cost-effective manner, could materially adversely affect the results of operations of our Support Services segment.

Our Support Services segment must comply with a variety of existing and future laws and regulations that could impose substantial costs on it and may adversely impact its business.

We are subject to a variety of laws and regulations, which may differ among jurisdictions, affecting our Support Services segment’s operations in areas including, but not limited to: intellectual property ownership and infringement; tax; anti-corruption such as the Foreign Corrupt Practices Act and the UK Bribery Act; foreign exchange controls and cash repatriation restrictions; data privacy requirements such as the European Economic Area Privacy Regulation, the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”); competition; consent order terms (for example, the recent Consent Order Support.com entered into with the FTC); advertising; employment; product regulations; health and safety requirements; and consumer laws. If we fail to continue to comply with these regulations, we may be unable to provide products or services to certain customers within our Support Services segment, or we may incur penalties or fines. We are unable to predict the outcome or effects of any of these potential actions or any other legislative or regulatory proposals on our business. Any changes to the legal and regulatory framework applicable to our Support Services segment could have an adverse impact on the results of its operations. Although Support.com’s management systems are designed to maintain compliance, if we violate or fail to comply with any laws or regulations, applicable consent orders or decrees, a range of consequences could result, including fines, sales limitations, criminal and civil liabilities or other sanctions. The costs of complying with these laws (including the costs of any investigations, auditing and monitoring) could adversely affect our Support Services segment current or future business.

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

Support.com’s customers expect a high level of customer support and product knowledge from its employees. To meet the needs and expectations of Support.com’s customers, it must attract, develop and retain a large number of highly qualified employees while at the same time control labor costs. Support.com’s ability to control labor costs is subject to numerous external factors, including prevailing wage rates and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, or healthcare benefits. An inability to provide wages and/or benefits that are competitive within the markets in which our Support Services segment operates could adversely affect our ability to retain and attract employees. In addition, Support.com competes with other retail businesses for many of its employees in hourly positions, and it invests significant resources in training and motivating them to maintain a high level of job satisfaction. These positions have historically had high turnover rates, which can lead to increased training and retention costs, particularly in a competitive labor market. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees and executive management could hinder Support.com’s strategic planning and execution. There is no assurance that Support.com will be able to attract or retain highly qualified employees in the future. As such, our Support Services segment’s ability to develop and deliver successful products and services may be adversely affected.

Support.com’s systems collect, access, use, and store personal customer information and enable customer transactions, which poses security risks, requires it to invest significant resources to prevent or correct problems that may be caused by security breaches, and may harm our Support Services segment’s business.

A fundamental requirement for online communications, transactions and support is the secure collection, storage and transmission of confidential information. Support.com’s systems collect and store confidential and personal information of its individual customers as well as its partners and their customers’ users, including personally identifiable information and payment card information, and its employees and contractors may access and use that information in the course of providing services. In addition, Support.com collects and retains personal information of its employees in the ordinary course of its business. Support.com and its third-party contractors use commercially available technologies to secure this information. Despite these measures, parties may attempt to breach the security of Support.com’s data or that of its customers. In addition, errors in the storage or transmission of data could breach the security of that information. Support.com may be liable to its customers for any breach in security and any breach could subject it to governmental or administrative proceedings or monetary penalties, damage its relationships with partners and harm its business and reputation. Also, computers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. We may be required to expend significant capital and other resources to comply with mandatory privacy and security standards required by law, industry standard, or contract, and to further protect against security breaches or to correct problems caused by any security breach.

Risks Related to the Ownership of Our Securities

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As of December 31, 2021, Atlas and its affiliates control 90.1% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a “controlled company”, our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.

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

While the economic rights of our common stock are the same, the class A common stock have one (1) vote per share, while class B common stock have ten (10) votes per share. As of December 31, 2021, our class B common stockholders represent approximately 96% of our voting power. Given the 10:1 voting ratio, even a significant issuance of class A common stock, and/or a transaction involving class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.

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

The market price and trading volume of our class A common stock may fluctuate and/or decline significantly. Many factors that are beyond our control may materially adversely affect the market price of our class A common stock, the marketability of our class A common stock and our ability to raise capital through equity financings. These factors include, but are not limited to, the following:

•
the underlying volatility in pricing of, and demand for, energy and/or bitcoin.
•
price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;
•
actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
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
•
increased scrutiny by governmental authorities or individual actors or community groups regarding our business, our competitors or the industry in which we operate;
•
publication of research reports by analysts and others about us or the cryptocurrency mining industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•
sentiment of retail investors about our class A common stock and business generally (including as may be expressed on financial trading and other social media sites and online forums);
•
speculation in the media or investment community about us or the cryptocurrency industry more broadly; and
•
the occurrence of any of the other risk factors included in this Annual Report on Form 10-K.

We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.

We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures or to meet capital needs in response to operating losses or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms in the future, if at all, which could impair our growth and adversely affect our existing operations. Similarly, in connection with the purchase agreement (the “Purchase Agreement”) entered into in September 2021 between us and the B. Riley Principal Capital, LLC (the “Investor”), because the purchase price per share to be paid by the Investor for the shares of class A common stock that we may elect to sell to the Investor fluctuates based on the market prices of our class A common stock at the time we elect to sell shares, we may not be able to continue to sell shares of class A common stock on favorable terms, or at all.

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

We are in the early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. In this regard, we will need to continue to dedicate internal resources (including the potential hiring of additional finance staff), engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will need to remediate any future material weaknesses and, if we are unable to do so, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our business and the price of our common stock.

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

Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:

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

We may incur additional indebtedness.

Despite our current level of indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness. The indenture governing our Notes allows us and our subsidiaries to incur additional indebtedness. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Notes, in whole or in part. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable obligor prior to applying any such proceeds to the notes. As of December 31, 2021, we had $100.5 million of indebtedness, $72.2 million of which was unsecured.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the laws of the State of Delaware. Our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws. Support.com’s governing documents do not contain any exclusive forum provisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own the approximately 106 MW natural gas power generation facility used by our Cryptocurrency Datacenter and Power Generation Segment, which is located on our 162-acre property in the Town of Torrey, New York. This property is subject to a lease/leaseback relationship with the Yates County Industrial Development Agency. In consideration for certain incentives provided by the Yates County Industrial Development Agency, we are committed to certain investment and job creation obligations all of which have been fulfilled. The primary obligations are the continuation of employment, including the Yates County Industrial Development Agency as an additional insured on various insurance policies and the completion of annual reporting forms. The payment in lieu of taxes agreement executed by the Yates County Industrial Development Agency and us provides predictability with respect to the increase in the annual real property tax burden on the power plant.

We also own an additional 143 acres of land located in the Town of Torrey, New York. Approximately 29 acres are occupied by a landfill used to dispose of coal ash by the power plant’s former owners.

We own the 4.6 mile long natural gas pipeline that runs from our power plant facility, to the connector pipeline in Milo, Yates County, New York. We also hold a series of easements and right of way agreements with landowners through whose land the pipeline runs.

On December 7, 2021, pursuant to a Purchase and Sale Agreement (the “LSC Agreement”) dated October 21, 2021, between one of our subsidiaries and a subsidiary of LSC Communications, Inc. (“LSC”), we purchased two parcels of land containing approximately 175 acres of land located in Spartanburg, South Carolina, including over 750,000 square feet of industrial buildings to be used by our Cryptocurrency Datacenter and Power Generation Segment. LSC is a portfolio company of private investment funds managed by Atlas Holdings LLC. Our controlling shareholder consists of certain funds associated with Atlas Holdings LLC. The purchase price of the Spartanburg property was $15.0 million. We commenced small scale mining operations, using portable equipment, at the Spartanburg facility in December 2021.

We lease office space in Fairfield, Connecticut.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than discussed below and as set forth in Note 15 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserts two errors, by the Town of Torrey, namely (1) a violation of General Municipal Law 239-m for failure to make the necessary referral to the County or Torrey Planning Committee prior to the Town’s approval of the site plan; and (2) a violation of the State of New York Environmental Quality Review Act ("SEQRA")for, among other things, failing to identify all areas of environmental concern or scrutinizing the potential environmental impacts of the planned expansion of our data center. The matter was adjourned, during which time the General Municipal Law referral issue was rectified, leaving only the SEQRA matter. We have successfully defended similar SEQRA claims brought by the same petitioners in past litigation. Nevertheless, we cannot predict the outcome of this litigation. On April 19, 2021, the Town of Torrey Planning Board once again declared that the site plan application created no significant negative environmental impacts and again approved the proposed site plan. In light of the recent Town action, the petitioners have amended their pleadings against the Town of Torrey and requested that the Court set a new return date to have their claims fully addressed. We believe that the petitioners’ claims against the Town of Torrey have no merit.

After announcement of the Merger, six complaints were filed in various U.S. federal district courts by alleged individual stockholders of Support.com against Support.com, the individual directors of Support.com and, in two of the cases, Greenidge and Merger Sub. Of these six complaints, two were filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650 (May 5, 2021), and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672 (May 7, 2021); three were filed in the United States District Court for the Southern District of New York: Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262 (May 12, 2021), Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584 (May 21, 2021), and Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797 (May 28, 2021). The sixth lawsuit was filed in the United States District Court for the Eastern District of New York: Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv- 02647 (May 11, 2021). Support.com and individual members of the Support.com board were named as defendants in all of the lawsuits; Greenidge and Merger Sub were also named as defendants in Bell and Salerno. The lawsuits generally alleged that the Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger on May 4, 2021 made misleading omissions of certain material information. The Salerno complaint also alleged that the members of the Support.com board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted that breach. The lawsuits purported to seek to enjoin the Merger, or alternatively, rescission and unspecified damages and costs. On August 2, 2021, lawyers representing a seventh putative stockholder of Support.com sent a demand letter seeking additional disclosures regarding the proposed transaction and reserving their purported right to seek to enjoin the transaction.

All of the lawsuits have since been voluntarily dismissed by plaintiffs.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Our Class A Common Stock

The Merger combined the respective businesses of Greenidge and Support.com through an all-stock transaction. Prior to the Merger, Greenidge’s class A common stock was registered pursuant to the Exchange Act and, upon completion of the Merger on September 15, 2021, began trading on Nasdaq Global Select Market under the ticker symbol “GREE”. Concurrently, Support.com deregistered its shares pursuant to the Exchange Act. Our Class B common stock is not listed or traded on any stock exchange.

Holders of Record

As of March 29, 2022, we had 25 registered holders of our class A common shares, including Cede & Co., the nominee for the Depository Trust Company and 10 registered holders of our class B common shares. The class A common shares registered holders' number excludes shareholders whose stock is held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends, if any, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. Under the Bridge Promissory Note entered into in March 2022 that matures on July 20, 2022, subject to up to five 30-day extensions that may be elected by the Company, the Company cannot pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about the securities authorized for issuance under our equity compensation plan is set forth under “Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation
Plan Information.”

Recent Sales of Unregistered Securities and Use of Proceeds

On September 14, 2021, we issued 562,174 shares of our class A common stock to 210 Capital, LLC as a consulting fee in connection with the Merger.

On September 14, 2021, we issued 5,760,000 shares of our class A common stock and 720,000 shares of our class B common stock upon conversion of the 6,480,000 shares of series A preferred stock.

On September 15, 2021, we entered into a purchase agreement (the “Purchase Agreement”), with B. Riley Principal Capital, LLC (“BRPC”) pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Purchase Agreement, from time to time over the 24-month period commencing on October 6, 2021. From October 6, 2021 through March 31, 2022, we issued 2,547,500 shares of our class A common stock to BRPC under the Purchase Agreement. We intend to use the net proceeds for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

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

From July 27, 2021 to October 14, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-260257), we granted stock options to purchase an aggregate of 37,000 shares of our Class A common stock to our employees at an exercise price of

$7.18 per share under our 2021 Equity Incentive Plan. The offers, sales, and issuances of the securities described in this paragraph were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIPON AND RESULTS OF OPERATIONS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS FOR GREENIDGE

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars. The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors," "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward‑looking statements. You should carefully review the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

Overview

Cryptocurrency Datacenter and Power Generation Segment

We own cryptocurrency datacenter operations in the Town of Torrey, New York and in Spartanburg, South Carolina. Our operation in the Town of Torrey, New York is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 MW natural gas power generation facility that has undergone a remarkable transformation in recent years. We generate all the power we require for our cryptocurrency datacenter operations in the New York facility, where we enjoy low power costs due to our access to the Millennium Pipeline price hub, which provides relatively low market rates for natural gas. At our facility in Spartanburg, South Carolina, we purchase power from a supplier of approximately 60% zero-carbon sourced energy. We believe our competitive advantages include low fixed costs, an efficient mining fleet and in-house operational expertise. We are currently mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the New York region.

As of December 31, 2021, we powered approximately 51 MW of mining capacity capable of producing an estimated aggregate hash rate of 1.4 EH/s at our facilities, substantially all of which is dedicated to bitcoin mining. Our Cryptocurrency Datacenter and Power Generation segment generates revenue i) through the exchange of bitcoins earned by ASICs as rewards and transaction fees for U.S. dollars and, to a much lesser extent, through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and ii) through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State’s power grid at prices set on a daily basis through the NYISO wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

We believe that our behind-the-meter power generation capability provides a stable, cost-effective source of power for cryptocurrency datacenter activities. Our behind-the-meter power generation capability provides us with stable delivery due to the absence of any contract negotiation risk with third-party power suppliers, the absence of transmission and distribution cost risk and the firm delivery of gas for our New York facility via our captive pipeline. Notwithstanding the structural stability of our behind-the-meter capabilities, we do however procure natural gas at our New York facility through a third-party energy manager which schedules delivery of our natural gas needs from the wholesale market which is subject to price volatility. We procure the majority of our gas at spot prices and enter into fixed price forward contracts from time to time for the purchase of a portion of anticipated natural gas purchases based on prevailing market conditions to partially mitigate the financial impacts of natural gas price volatility. These forward contracts qualify for the normal purchases and sales exception under ASC 815, Derivatives and Hedging, as it is probable that these contracts will result in physical delivery.

Volatility in the natural gas market may impact our results of operations and financial performance. While natural gas prices decreased in 2020, partially due to COVID-19 related demand reduction, prices have been on an upward trajectory since June of 2021 and are expected to continue rising during 2022 due to low inventory levels. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations.” We procure the majority of our natural gas supply at our New York facility from the Millennium Pipeline price hub, which provides relatively low market rates for natural gas.

Support Services Segment

Our Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but has international operations that include staff providing support services.

Expansion Opportunities

We have an active development pipeline of potential new locations we believe are suitable to develop additional cryptocurrency datacenters. We intend to use our significant power plant and bitcoin technical know-how to achieve at least 500 MW of mining capacity by 2025 across multiple locations in North America. We expect to achieve this through a combination of the available capacity of our existing sites in New York and South Carolina and through additional capacity at future expansion locations. In September 2021, we entered into exclusive agreements that expire in 2022 regarding the potential construction of new cryptocurrency data centers in Texas that includes at least six sites in the pipeline that we and the developer have identified as potential locations for new data centers. In total, these sites have over 2,000 MW of electrical capacity and include several locations surrounded by abundant wind and solar power generation. Furthermore, in October 2021, we entered into an agreement giving us an exclusive right of first refusal at multiple power generation sites comprising over 1,000 MW of power generation assets in the ERCOT market. The agreement gives us the exclusive right of first refusal to develop cryptocurrency datacenters at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023.

Merger

On September 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among Greenidge, Support.com and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support.com, the separate corporate existence of Merger Sub ceased and Support.com survived as a wholly-owned subsidiary of Greenidge. At the effective time of the Merger, we issued 2,998,261 shares of class A common stock in exchange for all shares of common stock, par value $0.0001, of Support.com and all outstanding stock option and restricted stock units of Support.com. Support.com’s results of operations and balance sheet have been consolidated effective with the Merger. Refer to Note 3, Merger with Support.com, of the Notes to Consolidated Financial Statements for a further discussion of the Merger.

Miner Fleet Growth

We began mining bitcoin in 2019 with the construction of a pilot data center to operate approximately 1 MW of bitcoin mining capacity located at our power generation facility in the Town of Torrey, New York. We launched a commercial datacenter for bitcoin mining and blockchain services in January 2020, and as of December 31, 2020, we had approximately 6,900 miners deployed on our site capable of producing an estimated aggregate hash rate capacity of approximately 0.4 exahash per second (“EH/s”). Although the number of miners deployed provides a sense of scale of cryptocurrency datacenter operations as compared to our peers, management believes that hash rate, or the number of hashes a miner can perform in each second, typically expressed in EH/s or terahash per second (“TH/s”) and used as a measure of computational power or mining capacity used to mine and process transactions on a blockchain such as bitcoin, provides a more comparable measure of our fleet’s ability to process cryptocurrency transactions as compared to other bitcoin datacenter operations.

During the year ended December 31, 2021, we deployed approximately 10,300 additional miners comprised primarily of Bitmain S19 and S19 Pro Bitmain Antminers, as well as MicroBT M30 and M31 Whatsminers, bringing our total miners to approximately 17,300, capable of producing an estimated aggregate hash rate of 1.4 EH/s and consuming power capacity of approximately 51MW. We have ordered additional miners that will bring our committed total capacity to approximately 49,000 miners and 4.7 EH/s, including our launch order for Bitmain’s new Antminer S19 XP. These new advanced miners have substantially greater hash rate capacities and use electric power more efficiently than our existing miner fleet. See “Risk Factors— Risk Related to Bitcoin and Cryptocurrency Industry—Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain and difficulty and cost in obtaining new hardware.”

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2021 and 2020

	Years Ended December 31,
$ in thousands	2021	2020	Variance
Total revenue	$107,277	$20,114	433.3%
Cost of revenue (exclusive of depreciation and amortization shown below)	33,820	12,600	168.4%
Selling, general and administrative expenses	27,156	5,581	386.6%
Merger and other costs	32,272	-	N/A
Goodwill impairment charge	42,307	-	N/A
Depreciation and amortization	8,855	4,564	94.0%
Loss from operations	(37,133)	(2,631)	1311.4%
Other (expense) income:
Interest expense, net	(3,670)	(91)	3933.0%
Interest expense - related party	(22)	(573)	-96.2%
Gain on sale of digital assets	275	123	123.6%
Remeasurement of environmental liability	(3,688)	(230)	1503.3%
Other income, net	166	112	48.2%
Total other expense, net	(6,939)	(659)	952.9%
Loss before income taxes	(44,072)	(3,290)	1239.6%
Provision for income taxes	408	-	N/A
Net loss	$(44,480)	$(3,290)	1252.0%
Adjusted Amounts (a)
Adjusted income (loss) from operations	$39,808	$(1,749)
Adjusted operating margin	37.1%	-8.7%
Adjusted net income (loss)	$26,755	$(2,178)
Other Financial Data (a)
EBITDA	$(31,525)	$1,938
as a percent of revenues	-29.4%	9.6%
Adjusted EBITDA	$52,874	$3,050
as a percent of revenues	49.3%	15.2%
a)
Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this management discussion and analysis ("MD&A").

Revenue

	Years Ended December 31,
$ in thousands	2021	2020	Variance
Cryptocurrency datacenter	$87,897	$13,016	575.3%
Power and capacity	9,428	7,098	32.8%
Services and other	9,952	-	N/A
Total revenue	$107,277	$20,114	433.3%

The components of revenue, expressed as a percentage of total revenue were:

	Years Ended December 31,
	2021	2020
Cryptocurrency datacenter	81.9%	64.7%
Power and capacity	8.8%	35.3%
Services and other	9.3%	N/A
Total revenue	100.0%	100.0%

Total revenue increased $87.2 million, or 433.3%, during the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in revenue was driven by the Cryptocurrency Datacenter and Power Generation segment, specifically cryptocurrency mining, due to the significant expansion of our miner fleet over the last year. The Merger increased the consolidated revenue by $10.0 million during 2021. Refer to the “Segment Discussion” of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment. Refer to Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for concentrations of revenue.

Cost of revenue (exclusive of depreciation and amortization)

	Years Ended December 31,
$ in thousands	2021	2020	Variance
Cryptocurrency datacenter	$19,159	$4,465	329.1%
Power and capacity	9,231	8,135	13.5%
Services and other	5,430	-	N/A
Total cost of revenue	$33,820	$12,600	168.4%
As a percentage of total revenue	31.5%	62.6%

Total cost of revenue, exclusive of depreciation and amortization, increased 168.4% to $33.8 million for the year ended December 31, 2021 due to the significant increase in our cryptocurrency mining fleet requiring an increase in the use of MWh for cryptocurrency mining. Additionally, the cost of revenue per MWh (exclusive of depreciation and amortization) increased significantly for both cryptocurrency datacenter and power and capacity primarily due to a significant increase in the gas cost per dekatherm, which increased 97% during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily driven by higher demand caused by more extreme weather during 2021 as compared to the same periods in 2020 that the plant was online and the New York stay-at-home regulations during 2020, which reduced the demand for power. The Merger accounted for $5.4 million, or 43.1%, of the increase in cost of revenue for the year ended December 31, 2021.

Total cost of revenue as a percentage of total revenue declined significantly due primarily to the change in mix of revenue. Cryptocurrency datacenter operations generate significantly higher revenue per MWh than power and capacity.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $21.6 million, or 387.3%, for the years ended December 31, 2021 and 2020, respectively, primarily due to costs related to operating costs as a public company and costs of corporate infrastructure to support the our growth, including non-cash stock compensation of $3.8 million for the year ended December 31, 2021 as compared to none for the year ended December 31, 2020, $3.3 million of higher professional fees (primarily legal and accounting fees), $2.0 million of higher insurance costs, $2.0 million of higher operating taxes and $1.9 million higher compensation related costs. Additionally, we incurred $1.5 million of higher expansion costs in 2021 and the Merger added $3.4 million, or 60.1%, of the increase in selling, general and administrative expenses for the year ended December 31, 2021.

Merger and other costs

Merger and other costs of $32.3 million during the year ended December 31, 2021, included approximately $28.5 million of costs associated with the Merger and approximately $3.7 million of costs associated with becoming a publicly traded company. The Merger-related costs included $26.6 million of noncash costs associated with issuance of equity instruments, whose issuance was contingent upon the successful completion of the Merger.

Goodwill impairment charge

In connection with the Support.com all-stock Merger in September 2021, we recorded goodwill of $45.4 million. At December 31, 2021,Greenidge performed its annual goodwill impairment test which concluded that the fair value of the Support Services reporting unit was less than its carrying value (including goodwill), and that a portion of the Company’s goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $42.3 million. Refer to Note 3, Merger with Support.com, and Note 7, Goodwill, of the Notes to Consolidated Financial Statements.

Depreciation and amortization

Depreciation and amortization increased $4.3 million, or 94.0%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to the purchase and deployment of additional miners during 2020 and 2021.

Additionally, the Merger increased depreciation and amortization by $0.4 million, or 8.3%, for the years ended December 31, 2021 as compared to the year ended December 31, 2020.

Income (Loss) from operations

We reported loss from operations of $37.1 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. The loss from operations during the year ended December 31, 2021, was driven by the $42.3 million noncash goodwill impairment charge and $32.2 million of Merger-related and other costs, $26.6 million of which were noncash fees contingent upon the completion of the Merger.

Adjusted income from operations was $39.8 million for the year ended December 31, 2021 as compared to an adjusted loss from operations of $1.7 million for the year ended December 31, 2020. The significant improvement in adjusted operating income is primarily attributable to an increase in bitcoin mining hash rate as well as operating leverage. Adjusted income from operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this MD&A.

Other expense, net

During the year ended December 31, 2021, Other expense, net increased $6.3 million to $6.9 million primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet, as well as the impact of the remeasurement of an environmental liability associated with a landfill at our New York facility, which operated a coal-fired generator prior to being converted to a natural gas power generation facility.

Provision for income taxes

Prior to the formation of Greenidge on January 27, 2021, GGH was treated as a partnership for federal and state income tax purposes; therefore, no provision for Federal or State taxes has been made for the year ended December 31, 2020. We recognized a provision for income taxes of $0.4 million during the year ended December 31, 2021 with an effective tax rate of (0.9)%. The effective income tax rate for the year ended December 31, 2021 was lower than the U.S. federal statutory income tax rate primarily due to the recognition of the goodwill impairment charge, for which there was no tax benefit, and other permanent book-tax differences.

Net Loss

As a result of the factors described above, net loss increased to $44.5 million for the year ended December 31, 2021 as compared to $3.3 million for the year ended December 31, 2020.

On an adjusted basis, excluding the after-tax impact of the impairment of goodwill, Merger-related costs, costs associated with becoming a public company, expansions costs and the remeasurement of the environmental liability, adjusted net income during the year ended December 31, 2021 would have been $26.8 million as compared to an adjusted net loss of $2.2 million for the year ended December 31, 2020. Adjusted net income (loss) is a non- GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this MD&A.

Segment Discussion

The following summary of revenue and segment adjusted EBITDA provides a basis for the discussion that follows. We evaluate the performance of our reportable segments based on Adjusted EBITDA, which excludes items not indicative of ongoing business trends. The reported amounts in the table below are from our Consolidated Statements of Operations in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Years Ended December 31,
$ in thousands	2021	2020	Variance
REVENUES
Cryptocurrency Datacenter and Power Generation	$97,325	$20,114	384%
Support Services	9,952	-	N/A
Total Revenues	$107,277	$20,114	433%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$51,689	$3,050	1594%
Support Services	1,185	-	N/A
Total Adjusted EBITDA	$52,874	$3,050	1633%

Reconciliation to loss before income taxes:
Depreciation and amortization	(8,855)	(4,564)
Stock-based compensation	(3,770)	-
Goodwill impairment charge	(42,307)	-
Merger and other costs	(32,272)	-
Expansion costs	(2,362)	(882)
Interest expense, net	(3,692)	(664)
Remeasurement of environmental liabilities	(3,688)	(230)
Consolidated loss before income taxes	$(44,072)	$(3,290)

Cryptocurrency Datacenter and Power Generation Segment

The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.

$ in thousands, except $ per MWh	Years Ended December 31,
and average Bitcoin price	2021	2020	Variance
Cryptocurrency datacenter	$87,897	$13,016	575.3%
Power and capacity	9,428	7,098	32.8%
Total revenue	$97,325	$20,114	383.9%

MWh
Cryptocurrency datacenter	290,999	135,708	114.4%
Power and capacity	157,578	228,120	-30.9%
Revenue per MWh
Cryptocurrency datacenter	$302	$96	214.9%
Power and capacity	$60	$31	92.3%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$19,159	$4,465	329.1%
Power and capacity	$9,231	$8,135	13.5%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$66	$33	100.1%
Power and capacity	$59	$36	64.3%

Cryptocurrency Mining Metrics
Bitcoins produced	1,866	1,146	60.8%
Average Bitcoin price	$47,427	$11,331	318.6%
Average hash rate (EH/s)			121.7%
Average difficulty			22.5%

Cryptocurrency datacenter revenue

For our cryptocurrency datacenter revenue, we generate electricity at our Town of Torrey, New York facility from our power plant and use that electricity to power ASIC miners, generating bitcoin which we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue increased by $74.9 million, or 575.3%, during the year ended December 31, 2021 primarily due to our increased mining fleet resulting in a 121.7% increase in the average hash rate during year ended December 31, 2021. We produced 1,866 bitcoins during the year ended December 31, 2021, which increased by 720 bitcoins when compared to the year ended December 31, 2020 due to the increased average hash rate, partially offset by a 22.5% increased average mining difficulty and the halving event that occurred in May 2020 and reduced the block reward from 12.5 bitcoin per block to 6.25 bitcoin per block. The increased number of bitcoins mined along with the significantly higher average bitcoin price in 2021 resulted in the significant growth in cryptocurrency datacenter revenue.

Power and capacity revenue

Power and capacity revenue at our Town of Torrey, New York facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased 32.8% to $9.4 million during the year ended December 31, 2021. For the year ended December 31, 2021, higher prices, signified by the higher power and capacity revenue per MWh, were offset by a decline in volume, signified by the decrease in power and capacity MWh. The increase in prices were driven by higher demand caused by more extreme weather during 2021 as compared to the same periods in 2020 that the plant was online and the New York stay-at-home regulations during 2020, which reduced the demand for power. We do not anticipate further COVID-19 impacts in the future unless additional COVID-19 outbreaks require further statewide shutdowns.

Segment Adjusted EBITDA

Segment adjusted EBITDA for the Cryptocurrency Datacenter and Power Generation segment increased to $51.7 million for the year ended December 31, 2021 from $3.1 million for the year ended December 31, 2020 driven by the significant increase in cryptocurrency datacenter operations due to the expansion of our mining fleet, which significantly changed the revenue mix of the segment during the year ended December 31, 2021 as compared to the prior year period. The revenue from cryptocurrency datacenters has resulted in higher adjusted EBITDA margins than power and capacity revenue, as cryptocurrency mining generates higher revenue per MWh.

Cryptocurrency datacenter revenue per MWh and power and capacity revenue per MWh are used by management to consider the extent to which it will generate electricity to either mine cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation and amortization) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized.

Depreciation and amortization costs are excluded from the cost of revenue (exclusive of depreciation and amortization) per MWh metric; therefore, not all cost of revenues for cryptocurrency datacenter and power and capacity are fully reflected. To the extent any other bitcoin miners are public or may go public, the cost of revenue (exclusive of depreciation and amortization) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.

Support Services Segment

We acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there was less than four months of operations included in our consolidated results in 2021, resulting in Support Services revenue of $10.0 million and segment adjusted EBITDA of $1.2 million in the year ended December 31, 2021.

In October 2021, Support.com agreed with a major customer to terminate its contract to provide support services effective in the first quarter of 2022. This major customer represented approximately 24% and 29% of the revenues of the Support.com business for the years ended December 31, 2021 and 2020 respectively, which includes periods prior to the Merger, which were not included in our consolidated results of operations.

Critical Accounting Policies and Estimates

We believe the following accounting policies are most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Goodwill and Intangible Assets

As a result of the merger with Support.com, we recorded $45.4 million of goodwill and $3.8 million of intangible assets based on estimates and assumptions at the date of acquisition. Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill.

For the period immediately prior to the effective date of the Merger, we were a private company, and Support.com’s stock price fluctuated significantly based on factors not representative of the value of its underlying operations; therefore, we used the average of Greenidge's closing stock price for the first ten days of trading on the Nasdaq Global Select Market ($31.71 per share) to measure the value of the consideration paid to Support.com shareholders. Refer to Note 3, Merger with Support.com, of the Notes to Consolidated Financial Statements.

We are required to perform a goodwill impairment test annually, which occurs in the fourth quarter, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. If the carrying value of goodwill is not recoverable, an impairment is recognized for the difference. The test concluded that the fair value of the Support Services reporting unit was less than its carrying value (including goodwill), and that a portion of our goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $42.3 million in our consolidated statement of operations for the year ended December 31, 2021, in the caption, Goodwill impairment charge. In making this determination, we updated our discounted cash flow analysis, including updated business projections and weighted average cost of capital factors, and considered other valuation methodologies such as comparisons with similar companies and industry multiples. Refer to Note 7, Goodwill, of the Notes to Consolidated Financial Statements.

Prior to completing the annual goodwill impairment test, we tested the recoverability of definite-lived intangible assets and concluded that they were not impaired

Accounts Receivable

We provide credit in the normal course of business to our power customer, the NYISO, and to customers of our Support Services segment. We perform periodic credit evaluations of our customer’s financial condition and generally do not require collateral. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. The customers of the Support Services segment generally are invoiced monthly and make payments within 30 days of the invoice. There are currently no accounts receivable associated with cryptocurrency datacenter revenues.

Digital Assets

Digital assets, primarily consisting of bitcoin, are included in current assets in the accompanying consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other, and are accounted for in connection with our revenue recognition policy disclosed below. Cryptocurrencies held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital currencies, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the cryptocurrency at the time its fair value is being measured. In testing for impairment, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If we conclude otherwise, we are required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. We have assessed these digital assets and determined no impairment existed as of December 31, 2021. As of December 31, 2021, our digital assets consisted of approximately 29.0 bitcoins compared to 26.1 bitcoins as of December 31, 2020.

Digital assets awarded to us through our mining activities are included within the operating activities in the accompanying consolidated statements of cash flows. We account for our gains or losses in accordance with the specific identification method of accounting. Gains and losses from the sales of digital assets are recorded in other expense, net in the accompanying consolidated statements of operations.

While management uses available information to evaluate and recognize impairment losses on digital assets, reductions in the carrying amounts may be necessary based on the changes in the underlying value of bitcoin.

Emissions Expense and Credits

We generate carbon dioxide emissions in conjunction with our energy producing activities. As a result, we incur emissions expense and are required to purchase emission credits, which are valued at cost, to offset the liability.

We participate in the Regional Greenhouse Gas Initiative (“RGGI”), which requires, by law, that we remit credits to offset 50% of our annual emission expense in the following year, for each of the years in the three-year control period (January 1, 2021 to December 31, 2023) with final settlement required subsequent to the three-year control period. We recognize expense on a per ton basis, where one ton is equal to one RGGI credit. After the control period ends, we will remit credits to extinguish the remaining emission expense liability. We recognize expense on a per ton basis, where one ton is equal to one RGGI credit.

The RGGI credits are recorded on a first in, first out basis.

Environmental and Asset Retirement Obligations

We recognized an environmental liability relating to the landfill we own and operate on our property in the Town of Torrey, New York. As required by the NYSDEC, landfills are required to fund a trust or provide an equivalent financial commitment to cover expenses for approximately 30 years of estimated expenses to maintain the landfill after a landfill has ceased operations. As of December 31, 2021, the landfill owned by us is a fully permitted, operational landfill and acts as a leachate treatment facility. A report was completed by a third-party engineering firm to provide environmental compliance and estimate combined closure and post-closure costs. In accordance with ASC 410-30, Environmental Obligations, we have recorded an environmental liability of $8.6 million and $4.9 million as of December 31, 2021 and December 31, 2020, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions.

Asset retirement obligations are legal obligations associated with the retirement of long-lived assets. The obligations represent the present value of the estimated costs for an asset’s future retirement discounted using a credit-adjusted risk-free rate and are recorded in the period in which the liability is incurred. The asset retirement obligation liability recognized by us relates to an obligation associated with coal combustion residuals associated with the closure of a coal ash pond located on our property in the Town of Torrey, New York as coal combustion residuals are subject to federal and state regulations. In accordance with federal law and ASC 410-20, Asset Retirement Obligations, we recorded an asset retirement obligation of $2.7 million and $2.3 million as of December 31, 2021 and December 31, 2020, respectively. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, discount rates and methods for complying with coal combustion residuals regulations. Additional adjustments to the asset retirement obligations may occur periodically due to potential changes in estimates and assumptions.

Cryptocurrency Datacenter Revenue

We enter into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and our enforceable right to compensation only begins when we provide computing power to the mining pool operator. In exchange for providing computing power, we are entitled to a theoretical fractional share of the cryptocurrency award the mining pool operator receives less digital asset transaction fees to the mining pool operator. Revenue is measured as the value of the fractional share of the cryptocurrency award received from the pool operator, which has been reduced by the transaction fee retained by the pool operator, for our pro rata contribution of computing power to the mining pool operator for the successful solution of the current algorithm.

Providing computing power in digital asset transaction verification services is an output of our ordinary activities. The provision of providing such computing power is the only performance obligation in our contracts with mining pool operators. The transaction consideration we receive, if any, is noncash consideration, which we measure at fair value on the date received, which is not materially different than the fair value at the contract inception or the time we have earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and we receive confirmation of the consideration we will receive, at which time revenue is recognized.

Pool fees paid by miners to pooling operators are based on a fixed percentage of the theoretical bitcoin block reward and network transaction fees received by miners. Pooling fees are netted against daily bitcoin payouts. We do not expect any material future changes in pool fee percentages paid to pooling operators, however as pools become more competitive, these fees may trend lower over time.

Fair value of the cryptocurrency award received is determined using the quoted price on our primary exchange of the related cryptocurrency at the time of receipt.

There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, we may be required to change our policies, which could have an effect on our consolidated financial position and results of operations. See “Risk Factors—Risks related to Bitcoin and Cryptocurrency Industry—There has been limited precedent set for financial accounting of digital assets and so it is unclear how we will be required to account for digital asset transactions.”

Power and Capacity Revenue

We recognize power revenue at a point in time, when the electricity is delivered to the NYISO and our performance obligation is met. We recognize revenue on capacity agreements over the life of the contract as our series of performance obligations are met as capacity to provide power is maintained.

Sales tax, value-added tax, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental contract costs that are not material in the context of the delivery of goods and services are recognized as expense. There is no significant financing component in these transactions.

Non-GAAP Measures and Reconciliations

The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

	Years Ended December 31,
$ in thousands	2021	2020
Adjusted operating income (loss)
Loss from operations	$(37,133)	$(2,631)
Goodwill impairment charge	42,307	-
Merger and other costs	32,272	-
Expansion costs	2,362	882
Adjusted income (loss) from operations	$39,808	$(1,749)
Adjusted operating margin	37.1%	-8.7%

Adjusted net income (loss)
Net loss	$(44,480)	$(3,290)
Goodwill impairment charge	42,307	-
Merger and other costs, after tax	24,493	-
Expansion costs, after tax	1,731	882
Remeasurement of environmental liability, after tax	2,703	230
Adjusted net income (loss)	$26,755	$(2,178)

EBITDA and Adjusted EBITDA
Net loss	$(44,480)	$(3,290)
Provision for income taxes	408	-
Interest expense, net	3,692	664
Depreciation and amortization	8,855	4,564
EBITDA	(31,525)	1,938
Stock-based compensation	3,770	-
Goodwill impairment charge	42,307	-
Merger and other costs	32,272	-
Expansion costs	2,362	882
Remeasurement of environmental liability	3,688	230
Adjusted EBITDA	$52,874	$3,050
EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to costs associated with the Merger, costs of becoming a public company (which included the costs of corporate reorganization from an LLC, public registration of shares and associated costs), business expansion costs, remeasurement adjustments for certain financial liabilities (including environmental liabilities), and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

Liquidity and Capital Resources

On December 31, 2021, we had cash and cash equivalents of $82.6 million and short term investments of $0.5 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs, and to execute on the initial stages of our business plan.

We entered into two equity financing transactions during 2021. First, we completed a private placement offering in January 2021 of 1,620,000 shares of series A preferred stock, at a price per share of $25.00, to certain individuals and investors for an aggregate amount of $40.5 million. In addition to this offering, in September 2021, we entered into an Equity Purchase Agreement (the "Purchase Agreement"), pursuant to which we have the right to sell to B. Riley Principal Capital, LLC (the "Investor") up to $500 million of shares of class A common stock, subject to certain limitations, from time to time during the term of the Purchase Agreement. The Purchase Agreement is described further below. During the fourth quarter of 2021, we sold 2,132,500 shares of our class A common stock to the Investor for proceeds of $47.4 million, net of discounts and issuance costs. Since December 31, 2021 and through March 31, 2022, we sold an additional 415,000 shares of class A common stock to the Investor for proceeds of $3.9 million, net of discounts. There can be no assurance that we will be able to sell shares of class A common stock on favorable terms, or at all.

Additionally, during the fourth quarter of 2021, we completed registered public offerings of $72.2 million, in the aggregate, of our 8.50% Senior Notes due 2026 (the “Bonds”). The Bonds are senior unsecured obligations and rank equal in right of payment with our existing and future senior unsecured indebtedness. The Company netted proceeds, after discounts, commissions, and debt issuance costs of approximately $66.9 million. We have also obtained financing through equipment finance and security agreements that financed the purchase of miners that have been delivered. These notes payable carry annual interest rates between 15% and 17%, and are repaid by way of blended payments of interest and principal, as well as an additional risk premium payment, with the final payment generally due 18 months from delivery date.

In addition to the financings noted above, on September 14, 2021, we completed the Merger, through the issuance of class A common stock, which included cash and cash equivalents of $27.1 million and short term investments of $0.5 million.

In March 2022, we entered into two additional financing arrangements: a $26.5 million Bridge Promissory Note (the “Bridge Promissory Note”) and an $81.0 million Master Equipment Financing Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC that was partially funded under loan schedules on March 21, 2022. The Bridge Promissory Note bears interest at a rate of 6% per annum and matures on July 20, 2022, subject to up to five 30-day extensions that may be elected by the Company provided there is no Event of Default, as defined in the agreement. The loan schedules funded under the NYDIG Financing Agreement on March 21, 2022 bear interest at a rate of 13% per annum and have terms of 25 months. The remaining loan schedules will be funded to finance the acquisition of certain bitcoin miners and related equipment. Refer to Note 19, Subsequent Events, of the Notes to Consolidated Financial Statements.

We may seek to raise capital through alternative sources, such as a public offering, an additional private placement of equity or debt securities or traditional or non-traditional credit type facilities. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our class A common stock could decline. Furthermore, if we engage in additional debt financing, the debt holders would likely have priority over our stockholders, on order of payment preference.

While we held a relatively small amount of digital assets for an extended period as of December 31, 2021, our current business strategy is to sell digital assets within a short period after earning such assets. We may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Our liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2021, and the years in which these obligations are due:

$ in thousands	Total	2022	2023-2024	2025-2026	Thereafter
Debt payments	$135,207	$29,143	$21,590	$84,474	$-
Leases	776	535	241	-	-
Miner and other purchase commitments	115,428	115,428	-	-	-
Environmental and asset retirement obligations	11,415	1,037	4,298	2,142	3,938
Natural Gas	5,369	5,369	-	-	-
Natural Gas Transportation	16,590	1,896	3,792	3,792	7,110
Total	$284,785	$153,408	$29,921	$90,408	$11,048

The debt payments included in the table above include the principal, interest and risk premium amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. The natural gas payments represent forward purchase contracts to purchase natural gas through March 1, 2022.

In the next twelve months, we expect that our operations and committed financing arrangements will provide sufficient cash for our operating expenses, purchase commitments, capital expenditures, interest payments and debt repayments. This is predicated on us achieving our forecast which could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency or other macroeconomic conditions including if further COVID-19 outbreaks require further statewide shutdowns and the other matters identified in the section entitled “Risk Factors.”

Summary of Cash Flow

The following table provides information about our net cash flow (in thousands) for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
$ in thousands	2021	2020
Net cash provided by operating activities	$40,079	$557
Net cash used in investing activities	(136,458)	(10,555)
Net cash provided by financing activities	173,925	3,300
Net change in cash and cash equivalents	77,547	(6,698)
Cash and cash equivalents at beginning of year	5,052	11,750
Cash and cash equivalents at end of period	$82,599	$5,052

Net cash provided by operating activities was $40.1 million for the year ended December 31, 2021, as compared to $0.6 million for the year ended December 31, 2020. The increase in the operating cash flow during the year ended December 31, 2021 as compared to year ended December 31, 2020 was driven primarily by the cash generated from net income (which is the net income adjusted for noncash items impacting net income, such as impairment of goodwill, depreciation and amortization, equity-based Merger-related costs, deferred taxes, accretion of asset retirement obligations, stock- based compensation and remeasurement of environmental liability), which increased by approximately $37.2 million.

Net cash used in investing activities was $136.5 million for the year ended December 31, 2021, as compared to $10.6 million for the year ended December 31, 2020. For the year ended December 31, 2021, purchases of and deposits for property and equipment significantly increased as compared to the prior year due to our expansion of our miner fleet for cryptocurrency mining. During 2021, we acquired Support.com through the issuance of common stock, and as a result acquired $27.1 million of cash held by Support.com.

Net cash provided by financing activities was $173.9 million for the year ended December 31, 2021, as compared to $3.3 million for the year ended December 31, 2020. For the year ended December 31, 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock that was later converted into common stock, $46.5 million from issuance of common stock, $97.9 million from notes payable and $3.2 million from stock options and warrants exercised. These cash inflows were offset by repayments on notes payable and finance lease obligations related to equipment finance agreements of $8.5 million and $2.3 million of costs associated with the issuance of shares for the Merger.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, we entered into the Purchase Agreement with the Investor pursuant to which we have the right to “put”, or sell, to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Under the applicable Nasdaq rules, in no event may we issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of our class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules. The per share purchase price for the shares of class A common stock that we elect to sell to the Investor pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of our class A common stock (“VWAP”) during the applicable purchase date on which we have timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that we received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the Purchase Agreement to the extent that such purchase would cause the Investor to own more than 4.99% of our issued and outstanding shares of class A common stock.

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

Since becoming effective on October 6, 2021, through March 31, 2022, we sold 2,547,500 shares of the Company’s class A common stock to the Investor for proceeds of $54.9 million, net of discounts.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•
have an auditor report on our internal controls over financial reporting pursuant to Section404(b) of the Sarbanes-Oxley Act;
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

In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

•
We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had 1,125,000 mmbtu of natural gas purchase commitments through March 1, 2022 at an average cost of $4.77 / mmbtu, which represents an aggregate commitment of $5.4 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by this Item is set forth on pages F-1 to F-31 and is filed as part of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the fourth fiscal quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and our internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers.

Name	Age	Position
Jeffrey Kirt	49	Chief Executive Officer and Director
Dale Irwin	50	President
Robert Loughran	57	Chief Financial Officer
Terence A. Burke	65	General Counsel
Timothy Fazio	48	Chairman
Ted Rogers	52	Vice Chairman
Andrew Bursky	65	Director
David Filippelli	48	Director
Jerome Lay	33	Director
Timothy Lowe	63	Director
Michael Neuscheler	61	Director
Daniel Rothaupt	70	Director

Jeffrey Kirt. Mr. Kirt has served as our Chief Executive Officer and a member of our board of directors since March 2021. Before joining Greenidge, Mr. Kirt served as Managing Partner of Fifth Lake Management, LLC where he oversaw day-to-day aspects of the private investment company from 2017 through March 2021. Prior to that, Mr. Kirt served as Partner of Pamplona Capital Management, LLC, where he oversaw private investments from 2014 through 2017 and Oak Hill Advisors, L.P. where he oversaw private and public investments from 2002 to 2014. He has served on several public company boards of directors and is currently the Vice Chairman Verso Corporation. Mr. Kirt received a B.A. in Economics, with distinction, from Yale University. We believe Mr. Kirt is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer.

Dale Irwin. Mr. Irwin has served as our President since Greenidge was acquired by Atlas and its affiliates in February 2014 and began serving solely as President, overseeing day-to-day operations, in March of 2021. He previously also served as our Chief Executive Officer from 2014 until March 2021. Mr. Irwin has more than 20 years of diverse international experience in leading teams and managing projects from idea to execution. In his 18+ years of experience in the energy sector, Mr. Irwin has managed numerous large and small-scale capital projects, including the conversion of Greenidge from a 1930s era coal-fired power plant to a modern, 21st century natural gas-powered plant and, ultimately, a fully compliant power plant-bitcoin mining company. He provides expertise in powerplant compliance, construction management, outage management, fossil fuel operations and maintenance training. Mr. Irwin holds a Bachelor’s degree in Organizational Management from Keuka College.

Robert Loughran. Mr. Loughran has served as our Chief Financial Officer since January 1, 2022, prior to which he provided consulting services to the Company’s financial department from June 2021. Before joining the Company, from April 2018 to June 2020, Mr. Loughran was employed as Vice President, Corporate Controller at Tronox Holdings plc, a preeminent titanium dioxide pigment, titanium ore and zircon producer. He previously was employed at Avon Products, Inc., a multinational cosmetic, skin care, fragrance and personal care company, from 2004 to 2018, serving in roles of increasing responsibility, including serving as Group Vice President, Chief Accounting Officer from April 2016 through March 2018. Mr. Loughran is a CPA and began his career as an auditor for six years with Price Waterhouse LLP. Mr. Loughran holds a Bachelor’s degree in Mathematics and Statistics from the University of Connecticut.

Terence A. Burke. Mr. Burke has served as our General Counsel since January 1, 2022. Before joining Greenidge, Mr. Burke served as assistant general counsel at First Solar, Inc. a solar energy company from September, 2014 to December 2021, where he provided counsel to the asset management and O&M groups including with respect to negotiating and advising on construction contracts, sales of solar facilities, regulatory compliance, contracting, and financings. Prior to First Solar, he was an attorney with the Federal Energy Regulatory Commission ("FERC"). Before joining the FERC, Mr. Burke held senior legal positions at Entergy Corporation, Allegheny Energy, Inc. and Niagara Mohawk Corporation. Mr. Burke holds a Juris Doctorate from the University of Chicago Law School and a Bachelor’s degree from Hamilton College.

Timothy Fazio. Mr. Fazio has served as the Chairman of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. Mr. Fazio co-founded Atlas FRM LLC d/b/a Atlas Holdings LLC, or Atlas Holdings, in 2002 and serves as its Co-Managing Partner. Since then, Atlas Holdings and its affiliated private investment funds have grown into a global family of manufacturing and distribution businesses. Prior to that, Mr. Fazio was Principal and Vice President at Pegasus Capital Advisors, L.P., a private investment partnership with approximately $2 billion of capital under management focusing on control investments in middle-market companies at points of stress or significant change, from June 1999 to January 2002. Mr. Fazio is a 1996 graduate of the University of Pennsylvania, where he earned a B.A. in International Relations from the College of Arts and Sciences and a B.S. in Economics with a concentration in Finance from the Wharton School. He is a Fellow of the 2017 Class of the Aspen Institute’s Finance Leadership Fellowship and a member of the Aspen Global Leadership Network. He serves on the Board of Advisors for the Center for High Impact Philanthropy at the University of Pennsylvania. We believe Mr. Fazio is qualified to serve on our board of directors because of his extensive leadership experience.

Ted Rogers. Mr. Rogers has served as Vice Chairman of our board of directors since March 2021. Before joining Greenidge, Mr. Rogers managed operations and conducted business development for Xapo, Inc., a bitcoin platform for over five years, from 2014 through 2019. While at Xapo, Inc., Mr. Rogers served on the board of directors and was a member of the Compliance Committee. He also served as President of Xapo Inc., oversaw the finance unit for four years and acted as a primary contact for auditors, during which period the company grew from inception to an approximately $80 million in revenue, GAAP-audited firm. Since 2019, Mr. Rogers has worked to manage his portfolio of investment assets. Mr. Rogers brings years of experience in the cryptocurrency industry and an understanding of bitcoin to Greenidge’s operations. We believe Mr. Rogers is qualified to serve on our board of directors given his deep cryptocurrency industry knowledge and leadership experience.

Andrew Bursky. Mr. Bursky has served as a member of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. Mr. Bursky co-founded Atlas Holdings in 2002 and serves as its Co-Managing Partner. Since then, it has grown into a global family of manufacturing and distribution businesses. Prior to that, he was a Co-Managing Partner of Pegasus Capital Advisors, L.P., a private investment partnership with approximately $2 billion of capital under management, from June 1999 to April 2002. He also co-founded Interlaken Capital in 1980, where he served as Managing Director until 1999, and was responsible for investment and business development activities, with a primary focus on industrial manufacturing, business and financial services, and distribution. Mr. Bursky is a 1978 graduate of Washington University in St. Louis, where he received a B.A. in economics and a B.S. and M.S. in chemical engineering. He also received an M.B.A. from Harvard in 1980. He serves as a Trustee and on the Executive Committee of the Board of Washington University, as a Director of the Washington University Investment Management Company and on the Executive Board of No Labels, an American centrist political organization composed of Republicans, Democrats, and independents whose mission is to combat partisan dysfunction in politics. We believe Mr. Bursky is qualified to serve on our board of directors given his significant leadership experience.

David Filippelli. Mr. Filippelli has served as a member of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. He joined Atlas Holdings in 2014 and serves as a Partner and part of the investment team. Mr. Filippelli brings nearly two decades of policy and advocacy experience to his work supporting both Atlas Holdings’ existing businesses and due diligence efforts, having held senior roles in both the public and private sectors. Prior to joining Atlas Holdings, Mr. Filippelli served as Chair of the governmental affairs practice of Gibbons P.C., a regional law firm headquartered in New Jersey. In this role, he led a team of lawyers and served as the primary public affairs advisor to several large companies, trade associations and nonprofit entities. Before entering the private sector, Mr. Filippelli served as legislative and communications director to a Member of Congress. Mr. Filippelli is a graduate of Fairfield University and American University’s Washington College of Law. We believe Mr. Filipelli is qualified to serve on our board of directors due to his legal background and leadership experience.

Jerome Lay. Mr. Lay has served as a member of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. He joined Atlas Holdings in 2009 and has served as a Partner since 2018, where he is responsible for investment and business development activities. Mr. Lay has participated in the formation, financing and oversight of several Atlas Holdings portfolio companies and has led the evaluation and analysis of numerous opportunities. He focuses on investments in merchant power generation and was part of the team at Atlas Holdings that acquired the power plant assets of Greenidge. Mr. Lay also serves on the board of directors for NPX One Holdings LLC, where he is a member of the Audit Committee, and Granite Shore Power LLC, where he is a member of the Audit and Compensation Committee. Mr. Lay is a 2009 graduate of Washington University in St. Louis with a B.S. in mechanical engineering. We believe Mr. Lay is qualified to serve on our board of directors given his experience relating to the power generation industry and leadership experience.

Timothy Lowe. Mr. Lowe has served as a member of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. He has decades of experience in the pulp and paper industry, having previously served as the Chief Executive Officer of Twin Rivers Paper from June 2013 to June 2016 and prior to that, having served as the Chief Executive Officer of Finch Paper and of Northern Pulp until its sale in 2011. He previously worked at Domtar Industries Inc. for nearly 30 years in progressively senior roles, including General Manager of the Domtar Pulp Mill in Woodland, Maine. Mr. Lowe has serviced as a director of Twin Rivers since June 2016 and currently serves as the Chairman of the Advisory Board of Twin Rivers. Mr. Lowe also serves as a member of the Board of Managers of Finch Paper and has done so since June 2014 and the Board of Managers New Wood Resources since 2019. We believe Mr. Lowe is qualified to serve on our board of directors given his experience in the pulp and paper industry and deep leadership experience.

Michael Neuscheler. Mr. Neuscheler has served as a member of our board of directors and the Chairman of the Audit Committee since March 2021. Prior to joining Greenidge, Mr. Neuscheler founded and served as a director and Chief Executive Officer of Ivy Rehab Holdings, Inc., a private equity sponsored healthcare provider, from 2003 through 2017. He spent twelve years as an auditor at E&Y, a public accounting firm, and is a CPA. He also served as Chief Financial Officer of Professional Sports Care Management, International Telecommunications Data Systems and i3 Mobile, all three of which are publicly traded companies and two of which involved IPOs. Mr. Neuscheler has significant experience with private equity sponsored entities and experience with numerous mergers and acquisitions. We believe Mr. Neuscheler is qualified to serve on our board of directors because of his extensive experience and knowledge of accounting and financial matters as well as audit functions.

Daniel Rothaupt. Mr. Rothaupt has served as a member of our board of directors since Greenidge was acquired by Atlas and its affiliates in February 2014. Mr. Rothaupt also serves as the Operating Partner of Atlas Holdings and has advised Atlas Holdings regarding various business matters since 2014. He has more than 30 years of experience in operations, maintenance and new project development in the power generation industry. He previously worked for AES Corporation, a global energy company, serving as Plant Manager and Vice President of Operations for Eastern North America. He is a graduate of the U.S. Coast Guard Academy with a degree in Engineering. Mr. Rothaupt serves as an advisor to Atlas Holdings in the power generation industry. We believe Mr. Rothaupt is qualified to serve on our board of directors given his extensive experience and knowledge in the power generation industry.

Directors hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Executive officers serve at the pleasure of the board of directors and may be removed with or without cause at any time, subject to contractual obligations between the executive officer and us, if any.

Family Relationships

A nephew of Greenidge’s President, Dale Irwin, is employed by Greenidge as an operations and maintenance technician.

Involvement in Certain Legal Proceedings

To the best of our knowledge none of the directors or executive officers has, during the past ten years, nor has Atlas, our controlling shareholder, during the past five years:

•
been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We have adopted corporate governance policies and committees in a manner that we believe will closely align our interests with those of our stockholders. Notable features of this corporate governance include:

•
independent director representation on our audit, compensation and nominating and corporate governance committees, when we can no longer or choose not to take advantage of the “controlled company” exemption outlined below, and regular “executive session” meetings of our independent directors without the presence of our corporate officers or non-independent directors;
•
qualification of at least one of our directors as an “audit committee financial expert” as defined by the SEC; and
•
adoption of other corporate governance best practices, including limits on the number of directorships held by our directors to prevent “overboarding” and implementation a robust director education program.

Role of the Board of Directors in Risk Oversight

The board of directors will have extensive involvement in the oversight of risk management related to us and our business and will accomplish this oversight through the regular reporting to the board of directors by the audit committee. The audit committee will represent the board of directors by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the board of directors all areas of risk and the appropriate mitigating factors. In addition, the board of directors will receive periodic detailed operating performance reviews from management.

Controlled Company Exemption

Private investment funds managed by Atlas beneficially own a majority of the voting power of all outstanding shares of our common stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors and (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For at least some period following the Merger, we may utilize these exemptions and our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition period. See “Risk Factors—Risks related to the Ownership of our Securities—Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.”

Board Meetings

Our board of directors meets periodically during the year to review significant developments affecting us and to act on matters requiring the approval of our board of directors. Our board of directors met six times during our last fiscal year since we became a public company in September 2021. During our last fiscal year, each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she had been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served. We encourage our directors and nominees for director to attend our Annual Meeting.

Committees of the Board of Directors

Our board has established an Audit Committee and a Compensation Committee, each with its own charter posted on our website at https://ir.greenidge.com. These committees aim to strengthen and support our corporate governance structure.

Audit Committee

Our Audit Committee consists of at least three directors determined by the Board of Directors to meet the independence, financial literacy and other requirements of Nasdaq and applicable federal law, including Section 10A(m)(3) of the Exchange Act and the rules and regulations of the SEC. All directors must be “Non-Employee Directors” as defined by Rule 16b-3 under the Exchange Act. The members of the Audit Committee are appointed by our board and may be removed by the board of directors in its discretion. The Audit Committee is entitled to delegate any of its responsibilities to subcommittees as the Audit Committee may deem appropriate, provided the subcommittees are composed entirely of directors who meet the above-listed criteria.

Currently, our Audit Committee consists of Michael Neuscheler, Timothy Lowe and Daniel Rothaupt. Michael Neuscheler serves as the Chairman of our Audit Committee. Messrs. Neuscheler, Lowe and Rothaupt meet the requirements for independence under the Nasdaq listing standards and SEC rules and regulations. Each member of our audit committee also meets the financial literacy and sophistication requirements of the Nasdaq listing standards.

We are required to provide the Audit Committee with the appropriate funding for payment of (i) compensation to any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Greenidge, (ii) compensation to any Advisors employed by the Audit Committee and (iii) ordinary administrative expenses of the Audit Committee that are necessary or appropriate in carrying out its duties.

The Audit Committee holds meetings as often as required, but no less than two (2) times per year. Minutes of each meeting of the Audit Committee are prepared by the Secretary of Greenidge or his or her designee and approved by the Committee. Such minutes are filed with the Secretary of Greenidge and retained in the minute book of the Greenidge board.

The Audit Committee assists our board in its oversight of: (1) the integrity of our financial statements, (2) the independent auditor’s qualifications and independence, (3) the performance of our internal audit function and independent auditors, and (4) our compliance with legal and regulatory requirements not specifically delegated to our other committees. In particular, the Audit Committee has the following duties:

•
appointing, compensating, retaining and oversighting the work of any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Greenidge, and each such registered public accounting firm must report directly to the Audit Committee;
•
selection and oversight of the Internal Auditor;
•
reviewing and approving the appointment and replacement of the head of the internal auditing department;
•
advising the head of the internal auditing department that he or she is expected to provide to the Audit Committee summaries of and, as appropriate, the significant reports to management prepared by the internal auditing department and management’s responses thereto;
•
recommending and approving the compensation plan for the head of internal audit in consultation with management;
•
advising management, the internal auditing department and the independent auditors that they are expected to provide to the Audit Committee a timely analysis of significant financial reporting issues and practices and significant internal audit controls and procedures;
•
reviewing and approving the annual audit plan and audit fee submitted by the independent auditors and discussing with the independent auditors the overall approach to and scope of the audit examination with particular attention focused on those areas where either the Audit Committee, the Greenidge board, management or the independent auditors believe special emphasis is desirable;
•
reviewing and discussing with the independent auditors and management the audited financial statements, the results of the audit and the independent auditors’ report or opinion on matters related to the performance of such audit;
•
reviewing any other financial statements or reports, as requested by management or determined by the Audit Committee, which are required to be filed with any federal, state or local regulatory agency prior to filing with the appropriate regulatory body;

•
reviewing and reassessing the adequacy of the Audit Committee charter on an annual basis, and make recommendations as to changed thereto as may be necessary or appropriate; and
•
reporting its activities to the full Greenidge board on a regular basis, making such recommendations the Audit Committee deems necessary or appropriate.

Our audit committee reviews the audit committee charter annually. The audit committee held two meetings during the fiscal year 2021.

Compensation Committee

The Compensation Committee consists of at least two members of our board, each of whom, following the time at which we are no longer a “controlled company” as defined under the Nasdaq rules, shall qualify as “independent” under the Nasdaq independence rules and shall also be “Non-Employee Directors” as defined by Rule 16b-3 under the Exchange Act. The members of our Compensation Committee elect a Chairperson to preside at all meetings of the Compensation Committee. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Compensation Committee may deem appropriate, provided the subcommittees are composed entirely of directors who meet the above-listed criteria.

Currently, our Compensation Committee consists of Timothy Fazio and Jerome Lay. Timothy Fazio serves as the Chairman of our Compensation Committee. As a “controlled company,” our Compensation Committee is not required to be comprised of entirely independent directors.

The Compensation Committee will hold meetings as often as required. Minutes of each meeting of the Compensation Committee are to be prepared by the Secretary of Greenidge or his or her designee and approved by the Compensation Committee. Such minutes shall be filed with the Secretary of Greenidge and retained in the minute book of our board.

The Compensation Committee is established to discharge certain of our board’s responsibilities relating to compensation of our executive officers and directors. In particular, the Compensation Committee has the following duties:

•
Making and approving all option grants and other issuances of our equity securities to our chief executive officer and other executive officers;
•
Approving all other option grants and issuances of our equity securities as compensation, and recommending that our full board make and approve such grants and issuances;
•
Establishing corporate and individual goals and objectives relevant to compensation of our chief executive officer and other executive officers, and evaluating each such officer’s performance in light of those goals and objectives and certifying achievement of such goals and objectives;
•
Determining the compensation of our chief executive officer;
•
Determining the compensation of the Chairman of our board and reviewing and making recommendations to our board regarding director compensation;
•
Recommending the compensation of our executive officers (other than the chief executive officer) to our board for determination;
•
Administering our cash and equity incentive plans;
•
Preparing an annual compensation discussion and analysis for inclusion in our annual proxy statement in accordance with applicable SEC rules and regulations, which shall be prepared following discussion of thereof with our management;
•
Reviewing and evaluating, at least annually, the Compensation Committee charter and the adequacy of the Compensation Committee charter, as well as the performance of the Compensation Committee; and
•
Performing any other duties or responsibilities expressly delegated to the Compensation Committee by our board from time to time.

Our Compensation Committee reviews the compensation committee charter annually. The compensation committee held one meeting during the fiscal year 2021.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during the year 2021, or at any other time, one of our officers or employees. We are party to certain transactions described in “Certain Relationships and Related Party Transactions.” None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any entity, one of which’s executive officers served as a director of our board or member of our Compensation Committee.

Director Independence

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board currently consists of nine (9) directors, five (5) of whom are not independent within the meaning of the Nasdaq’s rules. We have entered into independent director agreements with Michael Neuscheler, Ted Rogers, Daniel Rothaupt and Timothy Lowe, pursuant to which they have been appointed to serve as independent directors as of March 2021. Our board has determined that each of Messrs. Neuscheler, Rogers, Rothaupt and Lowe are independent.

Code of Business Conduct

We have adopted a new code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct on our website.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. Our board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are

Messrs. Neuscheler, Rogers, Rothaupt and Lowe. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). A stockholder that wishes to nominate a director for election to our board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

This section sets forth the compensation of our principal executive officer and our two other most highly compensated executive officers for the year ended December 31, 2021 (our “NEOs”). Our NEOs are:

•
Jeffrey Kirt, our Chief Executive Officer;
•
Dale Irwin, our President; and
•
Timothy Rainey, our former Chief Financial Officer.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the “Summary Compensation Table” and the “Outstanding Equity Awards at Fiscal Year-End” table below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as “say-on-pay” and “say‑on‑frequency” votes.

Summary Compensation Table

The following table sets forth the compensation of our NEOs for service in all capacities for the year ended December 31, 2021 and the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($)(6)	Total Compensation ($)
Jeffrey Kirt (1)	2021	157,692	750,000	3,500,860	-	-	4,408,552
Chief Executive Officer

Dale Irwin	2021	179,998	544,900	-	-	20,675	745,573
President	2020	180,000	58,451	-	-	2,807	241,258

Timothy Rainey (2)	2021	143,654	320,640	-	704,517	14,872	1,183,683
Former Chief Financial Officer	2020	135,000	43,418	-	-	13,199	191,617

________

(1) Mr. Kirt commenced employment with the Company in January 2021 and thus was not an NEO as of December 31, 2020.

(2) On January 1, 2022, Mr. Rainey transitioned to the role of Treasurer of the Company and Chief Financial Officer of Greenidge Generation Holdings LLC, a subsidiary of the Company. Mr. Rainey ceased being an executive officer of the Company on December 31, 2021.

(3) For 2021, includes discretionary bonus payments made to our NEOs as described in "Elements of Executive Compensation—Annual Cash Bonus" and the Listing Achievement Bonus payable to Mr. Rainey as described in “Elements of Executive Compensation—Employment Agreement.”

(4) Represents the aggregate grant date fair value of stock awards granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB Topic 718”). The stock awards consist of grants of restricted stock units (“RSUs”) granted pursuant to the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”). Terms of the RSUs are summarized in “Elements of Executive Compensation—Equity Awards During 2021” below. The assumptions made when calculating the amounts reported are found in Note 12: “Equity Based Compensation” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

(5) Represents the aggregate grant date fair value of stock options (“Options”) granted, computed in accordance with FASB Topic 718. The Options were granted pursuant to the 2021 Equity Incentive Plan. Terms of the Options are summarized in “Elements of Executive Compensation—Equity Awards During 2021” below. The assumptions made when calculating the amounts reported are found in Note 12: “Equity Based Compensation” to our audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

(6) For Mr. Rainey, includes the cost of health insurance premiums equal to $4,809, a monthly phone stipend, the annual cost of which was equal to $1,300, and 401(k) matching contributions in an amount equal to $8,764 and for Mr. Irwin, includes the cost of health insurance premiums equal to $9,789, gas for Mr. Irwin's personal vehicle, including for the business use of his vehicle equal to $4,517 and 401(k) matching contributions in an amount equal to $6,369.

Elements of Executive Compensation

Base Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. As of December 31, 2021, Mr. Kirt's base salary was $200,000, Mr. Irwin’s base salary was $180,000 and Mr. Rainey’s base salary was $210,000.

Annual Cash Bonus

With respect to 2021, Messrs. Kirt, Irwin and Rainey each received annual discretionary bonuses in such amount or amounts as determined by the Compensation Committee. Mr. Rainey further received a portion of the Listing Achievement Bonus as described in

“Elements of Executive Compensation—Employment Agreement.” Cash bonuses paid to each NEO for 2021 are set forth in the

“Summary Compensation Table” above.

Equity Awards During 2021

During 2021, Messrs. Kirt and Rainey were granted equity awards pursuant to the 2021 Equity Incentive Plan. Mr. Irwin did not receive an equity award during 2021. On a go forward basis, the Company generally intends to grant annual equity awards pursuant to the 2021 Equity Incentive Plan to senior management, including our NEOs.

Kirt RSUs

On March 8, 2021, Mr. Kirt received an award of RSUs in respect of 344,800 shares of the Company's Class A common stock. Mr. Kirt’s RSUs were scheduled to vest in equal annual installments on each of March 8, 2022, March 8, 2023 and March 8, 2024. On December 28, 2021, the Company determined to accelerate the vesting of 114,933 of RSUs granted to Mr. Kirt, originally vesting on March 8, 2022, such that the RSUs vested on December 28, 2021, subject to clawback and offset against any other amount due and payable to Mr. Kirt if the RSUs would not otherwise have vested on March 8, 2022 in accordance with the RSU Award Agreement, dated March 8, 2021, between Mr. Kirt and the Company.

Rainey Options

On February 21, 2021, Mr. Rainey received an award of Options in respect of 386,224 shares of the Company's Class A common stock. The Options granted to Mr. Rainey vest as follows: (1) 257,484 Options vested on the grant date and (2) the remaining Options vested on the first anniversary of the grant date, subject to Mr. Rainey’s continued service on the applicable vesting date.

Employment Agreements

Other than as set forth below, all of our NEOs are employees at-will and do not have employment agreements with us.

On November 12, 2021, the Company and Mr. Rainey mutually agreed to transition his role with the Company to Treasurer of the Company and Chief Financial Officer of Greenidge Generation Holdings LLC, a subsidiary of the Company as of January 1, 2022 (the “Transition Date”).

In connection with these changes, on November 12, 2021, the Board approved, and on November 15, 2021, the Company entered into, an employment agreement with Mr. Rainey (the “Rainey Employment Agreement”), which was amended on December 14, 2021. The Rainey Employment Agreement, as amended, provides that Mr. Rainey will be eligible for: (1) an annual base salary of $210,000; (2) $450,000 as compensation for Mr. Rainey’s assistance with the Company’s successful listing on the Nasdaq stock exchange (the “Listing Achievement Bonus”), $250,000 of which was paid in December 2021 and $200,000 of which is payable on March 31, 2022, subject to Mr. Rainey’s continued employment with the Company through the payment date and further subject to clawback and offset against any other amount due and payable to Mr. Rainey if prior to March 31, 2022, Mr. Rainey’s employment with the Company terminates for Cause or Mr. Rainey resigns without Good Reason (as each term is defined in the Rainey Employment Agreement); and (3) a target annual bonus opportunity of $387,500 starting with the 2022 fiscal year, subject to such terms and performance conditions as determined by the Company and Mr. Rainey’s continued employment by the Company through the applicable payment date. The term of the Rainey Employment Agreement continues until December 31, 2025, unless earlier terminated pursuant to its terms.

If Mr. Rainey’s employment is terminated by the Company without Cause or Mr. Rainey resigns with Good Reason (as each term is defined in the Rainey Employment Agreement), in addition to any accrued base salary through and including the date of termination and any amounts or benefits required to be paid or provided under applicable law or accrued and vested under the benefit plans of the Company (the “Accrued Amounts”), Mr. Rainey will be entitled to receive, subject to execution of a release and compliance with restrictive covenants: (1) continued payment of his base salary for a period of 12 months following the date of termination; (2) Company-subsidized COBRA coverage equal to the same portion of the monthly premium the Company pays for active employees until the earlier of (a) the one-year anniversary of the date of termination or (b) the date Mr. Rainey becomes eligible for health insurance coverage under the health plan of another employer; (3) an amount equal to 50% of Mr. Rainey’s target annual bonus opportunity for the fiscal year in which the termination of employment occurs, payable on the first anniversary of the date of termination; (4) any earned but unpaid annual bonus for the completed fiscal year that ended prior to the fiscal year in which the termination of employment occurs, payable on the date such annual bonuses are paid to similarly situated employees of the Company; (5) the Listing Achievement Bonus if unpaid, payable within 30 days of the date of termination; and (6) accelerated vesting of all outstanding unvested stock options granted to Mr. Rainey prior to the execution of the Rainey Employment Agreement (which vested on February 21, 2022 as originally scheduled) and extended exercisability for up to 18 months after the date of termination. If Mr. Rainey’s employment is terminated due to health or Disability (as defined in the Rainey Employment Agreement), Mr. Rainey will be entitled to receive, subject to the execution of a release and compliance with restrictive covenants, the Accrued Amounts and the items set forth in clauses (5) and (6) above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2021. The share numbers and option exercise price shown in the following table reflect the four-to-one forward stock split that occurred on March 16, 2021.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)
Jeffrey Kirt	-	-	-	-	229,867	(1)	3,689,365
Dale Irwin	-	-	-	-	-		-
Timothy Rainey (2)	257,484	128,740	5.80	2/21/2031	-		-

____________

(1) Represents RSUs vesting in equal annual installments on each of March 8, 2023 and March 8, 2024. Excludes the Accelerated RSUs described in “Elements of Executive Compensation—Equity Awards During 2021” above, which are already vested.

(2) The Options granted to Mr. Rainey vested as follows: (a) 257,484 Options vested on the grant date and (b) the remaining Options vested in 2022 on the first anniversary of the grant date, subject to Mr. Rainey’s continued service on the applicable vesting date.

Retirement Benefits

Greenidge Generation LLC (“Greenidge Generation”) sponsors a 401(k) plan covering substantially all Greenidge Generation employees, including our NEOs. Employees become eligible to participate in the plan upon one month of service and the attainment of age twenty-one. Eligible employees may elect to make either pre-tax or Roth contributions to the plan, subject to limitations set forth by the plan and the Code. Greenidge Generation makes safe harbor matching contributions equal to 100% of the first 3% of employees’ eligible earnings and an additional 50% on the next 2% of employees’ eligible earnings. Greenidge Generation may also make a non-elective contribution at its discretion.

Potential Payments Upon Termination of Employment or Change in Control

Rainey Employment Agreement

Potential payments to Mr. Rainey upon a termination of Mr. Rainey’s employment pursuant to the Rainey Employment Agreement are described in “Elements of Executive Compensation—Employment Agreements” above.

Equity Awards

Kirt RSUs

If Mr. Kirt’s Continuous Service with the Company terminates as a result of Mr. Kirt’s death or Disability or if Mr. Kirt’s Continuous Service is terminated by the Company without Cause (as each term is defined in the 2021 Equity Incentive Plan), all of his unvested RSUs will accelerate and vest as of the date of Mr. Kirt’s termination of Continuous Service. If Mr. Kirt’s Continuous Service with the Company terminates for any reason other than Mr. Kirt’s death, Disability or for Cause before Mr. Kirt’s RSUs have fully vested, any unvested RSUs will be automatically forfeited.

Rainey Options

If Mr. Rainey’s Continuous Service with the Company terminates as a result of Mr. Rainey’s death or Disability (as each term is defined in the 2021 Equity Incentive Plan), Mr. Rainey’s vested Options will remain exercisable for a period ending on the earlier of the date one year following Mr. Rainey’s death or termination of Continuous Service due to Disability or the expiration date of the Options. If Mr. Rainey’s Continuous Service with the Company terminates for any reason other than Mr. Rainey’s death, Disability or for Cause, Mr. Rainey’s vested Options will remain exercisable until the earlier of the date three months following Mr. Rainey’s termination of Continuous Service or the expiration date of the Options. If Mr. Rainey’s Continuous Service is terminated for Cause, all Options, whether vested or unvested, will immediately terminate and cease to be exercisable.

In the event of a Change in Control (as defined in the 2021 Equity Incentive Plan), the Compensation Committee, in its discretion and upon notice to Mr. Rainey, may cancel the Options and pay to Mr. Rainey the value of the Options based on the price per share of the Company’s common stock received or to be received by the Company’s other stockholders in connection with the Change in Control. If at the time of a Change in Control the exercise price of the Options equals or exceeds the price paid per share of the Company’s common stock in connection with the Change in Control, the Compensation Committee may cancel the Options without payment.

DIRECTOR COMPENSATION

The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Timothy Fazio	-	-	-	-
Ted Rogers	40,694	1,077,500	40,321	1,158,515
Andrew M. Bursky	-	-	-	-
Timothy Lowe	24,417	150,000	-	174,417
Daniel Rothaupt	24,417	150,000	-	174,417
David Filippelli	-	-	-	-
Jerome Lay	-	-	-	-
Michael Neuscheler	32,556	323,250	-	355,806

___________

(1) Represents the aggregate grant date fair value of stock awards granted, computed in accordance with FASB Topic 718. The 2021 stock awards consist of grants of RSUs granted pursuant to our Plan. The RSUs vest in equal annual installments on each of the first, second and third anniversaries of the grant date. As of December 31, 2021, our directors each held the following number of RSUs: Mr. Rogers—172,400; Mr. Lowe—24,000; Mr. Rothaupt—24,000; and Mr. Neuscheler—51,720.

(2) Represents the aggregate grant date fair value of Options granted, computed in accordance with FASB Topic 718.

Non-Employee Director Compensation

On March 8, 2021, our Compensation Committee approved the following annual cash retainers for each of our non-employee directors: $30,000 for service as a member of the Board; $20,000 for service as the Vice Chair of the Board; and $10,000 for service as the Chair of the Audit Committee.

In March 2021, we granted a number of time-vested RSUs to certain of our non-employee directors, as set forth in footnote one to the “Director Compensation” table above, for their service on our Board. The RSUs vest in equal installments on each of the first, second and third anniversaries of the grant date. In addition, in March 2021, the Company granted Mr. Rogers 160,000 Options with the grant date fair value set forth in the “Director Compensation” table above as compensation for services provided to the Company. Mr. Rogers exercised his Options in March 2021 for 160,000 Class B shares of our Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to beneficial ownership of our common stock as of March 25, 2022 by: (i) each of our directors and named executive officers, (ii) all directors and executive officers as a group, and (iii) each person who is known by us to beneficially own 5% or more of our outstanding common stock. The table below assumes each outstanding share of series A preferred stock will convert into one share of class B common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, including the percentage of voting stock, all common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 25, 2022 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each person is c/o Greenidge Generation Holdings Inc. 135 Rennell Drive, 3rd Floor, Fairfield, Connecticut 06890.

	Number of Shares Beneficially Owned
Name and Address of Beneficial Owner	Class A Common Stock	Class B Common Stock	Percent Ownership(1)	Percent Voting Power(2)
Directors and Named Executive Officers:
Jeffrey Kirt	65,131	-	*	*
Dale Irwin	-	772,444	1.9%	2.6%
Timothy Rainey(3)	386,224	-	*	*
Timothy Fazio(4)	-	26,800,300	64.8%	89.9%
Ted Rogers	57,467	160,000	*	*
Andrew M. Bursky(4)	-	26,800,300	64.8%	89.9%
Jerome Lay	-	-	*	*
Timothy Lowe	8,000	71,208	*	*
Michael Neuscheler	9,137	-	*	*
Daniel Rothaupt	8,000	142,420	*	*
David Filippelli	-	-	*	*
All directors and executive officers, as a group (12 persons)	147,735	27,946,372	67.9%	93.8%
Principal Stockholders (> 5% of outstanding common stock)
Entities affiliated with Atlas(4)	-	26,800,300	64.8%	89.9%

* Indicates less than 1%

(1)
Based on 12,836,565 shares of class A common stock outstanding plus 28,526,372 shares of class B common stock outstanding as of March 25, 2022.
(2)
Based on 12,836,565 shares of class A common stock outstanding plus 28,526,372 shares of class B common stock outstanding as of March 25, 2022. Each share of class A common stock is entitled to one vote per share and each share of class B common stock is entitled to ten votes per share.
(3)
Includes 386,224 shares of class A common stock, which Mr. Rainey has the right to acquire through the exercise of vested Options.
(4)
Based solely on the Schedule 13G filed on February 14, 2022. Includes 19,202,652 shares of class B common stock held of record by Atlas Capital Resources (A9) LP, 6,895,120 shares of class B common stock held of record by Atlas Capital Resources (A9-Parallel) LP, 702,528 shares of class B common stock held of record by Atlas Capital Resources (P) LP. Atlas Capital Resources GP LP (“ACR GPLP”) is the general partner of these entities and Atlas Capital Resources GP LLC (“ACR GP”) is the general partner of GPLP, each of which may be deemed to beneficially own the share held by these entities. Mr. Fazio and Mr. Bursky, are each a managing partner of ACR GP and may be deemed to have shared voting and investment power over the securities held by these entities. Mr. Fazio and Mr. Bursky each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for Messrs. Fazio and Bursky is c/o Atlas Holdings LLC, 100 Northfield Street, Greenwich, CT 06830.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2021 Equity Incentive Plan	1,100,067	(1)	$6.01	(2)	1,827,080
Equity compensation plans not approved by security holders	-		-		-
Total	1,100,067				1,827,080

__________

(1) Represents 516,987 shares of Class A common stock issuable upon settlement of outstanding RSUs and 583,080 shares of Class A common stock issuable upon exercise of outstanding Options under the 2021 Equity Incentive Plan as of December 31, 2021.

(2) Represents the weighted average exercise price of Options outstanding under the 2021 Equity Incentive Plan as of December 31, 2021. The weighted average exercise price does not take into account RSUs outstanding under the 2021 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE.

Transactions with Related Persons

The following includes a brief summary of certain material arrangements, agreements and transactions since January 1, 2019, or any currently proposed transaction, in which we were or are to be a participant and in which any person who serves as an executive officer or director has or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). As of November 16, 2021, Atlas and its affiliates control 88.7% of the voting power of our outstanding capital stock and have the power to elect a majority of our directors.

Notes Payable

We entered into a promissory note agreement during the year ended December 31, 2019 with Atlas and certain of its affiliates. Within the agreement, there were three separate loans with varying loan amounts and maturity dates. The notes bore interest at 8% per annum calculated on a 360-day year, and interest accrued and compounded on a quarterly basis. On July 2, 2020, we entered into a contribution and exchange agreement with Atlas and its affiliates, and the three notes payable and related accrued interest was converted into equity in the form of Senior Priority Units—Tranche 1. We incurred interest expense of $0.6 million and $0.7 million under the terms of this promissory note agreement for the years ended December 31, 2020 and 2019, respectively.

We entered into a promissory note agreement during 2020 with Atlas and certain of its affiliates. Within the agreement, there are two separate loans with varying loan amounts and maturity dates. The notes bear interest at 8% per annum calculated on a 360-day year, and interest accrues and compounds on a quarterly basis. All accrued but unpaid interest under the notes is due and payable upon the corresponding note maturity date. For the year ended December 31, 2020, we incurred interest expense of less than $0.1 million under the terms of this promissory note agreement.

In January 2021, all outstanding promissory notes converted into shares of our capital stock.

Letters of Credit

Atlas and certain of its affiliates obtained a letter of credit from a financial institution in the amount of $4.9 million at December 31, 2020 and 2019, payable to the NYSDEC. This letter of credit guarantees the current value of our environmental trust liability. Atlas Capital Resources LP and Atlas Capital Resources (P) LP also obtained a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2020 and 2019, payable to Empire Pipeline Incorporated (“Empire”) in the event we should not make contracted payments for costs related to a pipeline interconnection project we have entered into with Empire. We paid Atlas and certain of its affiliates $0.2 million for each of the years ended December 31, 2020 and 2019, respectively.

On March 18, 2021, we and Atlas and its affiliates entered into an arrangement pursuant to which we agreed, upon request, to direct our bank to issue new letters of credit to replace all or a portion of the letters of credit provided by Atlas and certain of its affiliates, upon the consummation of a potential investment in, financing of, or sale of any assets or our equity or debt securities, which results in net proceeds to us of at least $10.0 million.

Guarantee

An affiliate of Atlas has guaranteed the payment obligations of Greenidge Generation LLC (“Greenidge Generation”) in favor of Emera Energy Services, Inc. under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge Generation may enter into various transactions involving the purchase and sale of gas, electricity and other commodities with Emera Energy Services, Inc. This guaranty is limited to $1.0 million.

Spartanburg Facility

In December 2021, we announced that we had entered into a Purchase and Sale Agreement (the “LSC Agreement”) for an industrial site in Spartanburg, South Carolina, including a 750,000 square foot building and 175 acres of land (the “Property”). Our use of the property would be to develop a cryptocurrency datacenter operation, using existing electrical infrastructure at the location. The LSC

Agreement was entered into by one of our subsidiaries and a portfolio company of private investment funds managed by Atlas Holdings LLC (“Atlas”). Greenidge’s controlling shareholder consists of certain funds associated with Atlas. The purchase price of the Property was $15.0 million. The transaction closed in December 2021, and we commenced small scale datacenter operations, using portable equipment, at the Spartanburg facility in December 2021.

ERCOT Market Datacenters

In October 2021, we entered into an agreement with a portfolio company of private investment funds managed by Atlas giving us an exclusive right of first refusal at multiple power generation sites comprising over 1,000MW of power generation assets in the ERCOT market. The agreement gives us the exclusive right of first refusal to develop datacenters at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023. Greenidge’s controlling shareholder consists of certain funds associated with Atlas Holdings LLC.

Registration Compliance Agreement

On September 1, 2021, we entered into an agreement (each, a “Registration Compliance Agreement”) with Atlas Capital Resources (A9) LP, Atlas Capital Resources (A9-Parallel) LP, Atlas Capital Resources (P) LP (collectively, the “Atlas Entities”) and the directors and executive officers that have shares of class A common stock included in our registration statement on Form S-1, initially filed on September 1, 2021 (File No. 333- 259247) (the “Resale Registration Statement”), pursuant to which we agreed to register for sale pursuant to the Resale Registration Statement, only during certain sale windows approved by Greenidge from time to time, some of the shares of our class A common stock held by the Atlas Entities and each such director and officer, subject to the terms and conditions set forth in the Registration Compliance Agreement. In each case, the aggregate value of the shares sold pursuant to the Resale Registration Statement is determined by market prices and may exceed $120,000. The Atlas Entities and each such officer and director is entitled to certain indemnification rights under the Registration Compliance Agreement. Each Registration Compliance Agreement terminates upon the earliest to occur of certain events.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Related Party Transactions Policy

Our board of directors has adopted a written statement of policy regarding transactions with related persons (the “Related Person Policy”). Our Related Person Policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to (i) our chief compliance officer, or (ii) in the event that there is no chief compliance officer, our general counsel or (iii) in the event that there is no chief compliance officer or general counsel, our chief executive officer (in each case, the “Designated Officer”), any “related person transaction” (defined as any transaction that is anticipated to be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Designated Officer will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.

Director Independence

Nasdaq’s rules generally require that a majority of an issuer’s board of directors must consist of independent directors. Our board currently consists of nine (9) directors, five (5) of whom are not independent within the meaning of the Nasdaq’s rules. We have entered into independent director agreements with Michael Neuscheler, Ted Rogers, Daniel Rothaupt and Timothy Lowe, pursuant to which they have been appointed to serve as independent directors as of March 2021. Our board has determined that each of Messrs. Neuscheler, Rogers, Rothaupt and Lowe are independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent registered public accounting firm is Armanino, LLP ("Armanino"), San Ramone, California, Auditor Firm ID: 32.

The following table presents fees for professional services rendered by Armanino for the years ended December 31, 2021 and 2020. Armanino did not bill us for other services during those periods. All services that occurred during 2021, which is the period subsequent to Armanino becoming our independent public accounting firm, were approved by the Audit Committee in accordance with the approval policy described below

	Years Ended December 31,
$ in thousands	2021	2020
Auditor fees (1)	$852	$-
All other fees (2)	-	12
Totals	$852	$12
(1)
Audit fees consist of aggregate fees for professional services, including out-of-pocket expenses, provided in connection with the audits of our consolidated financial statements, reviews of interim financial statements included in filings with the SEC, including services performed in connection with our S-1, S-4, and S-8 registration statements and other audit services required for SEC or other regulatory filings and related comfort letters, consents and assistance with and review of documents filed with the SEC in 2021.
(2)
All other fees consist of professional services provided for certain documentation related to internal controls prior to IPO filing.

Audit Committee Approval Policies and Procedures

The Audit Committee charter sets forth our policy regarding retention of the independent auditors, giving the Audit Committee responsibility for the appointment, replacement, compensation, evaluation and oversight of the work of the independent auditors. As part of this responsibility, our Audit Committee approves the audit and non-audit services performed by our independent auditors in order to assure that they do not impair the auditor’s independence from the Company. The Audit Committee has adopted a policy which sets forth the procedures and the conditions pursuant to which services proposed to be performed by the independent auditors may be approved.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements

2.
Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

3.
Exhibits

The exhibits listed in the following Exhibit Index are filed or furnished with or incorporated by reference in this annual report.

EXHIBIT INDEX

Exhibit Number	Description
2.1+

Agreement and Plan of Merger, dated as of March 19, 2021, among Greenidge Generation Holdings Inc., Support.com, Inc. and GGH Merger Sub, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus forming part of the Registration Statement on Form S-4 filed on May 4, 2021)

3.1	Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 filed on May 4, 2021)
3.2	Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on July 16, 2021)
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September 13, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K furnished on September 15, 2021)

4.1

Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 13, 2021)

4.2

First Supplemental Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 13, 2021)

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above)
4.4	Stock Purchase Warrant, dated September 14, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021)
4.5	Form of Registration Rights Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed on May 4, 2021)
4.5A	Form of Right of First Refusal and Co-Sale Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed on May 4, 2021)
4.5B	Form of Registration Compliance Agreement dated September 1, 2021 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on September 1, 2021)
4.5C

Investor Agreement by and between 210 Capital, LLC and Greenidge Generation Holdings Inc. filed on September 9, 2021 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed on September 14, 2021)

4.6*	Description of Registrant’s Securities
10.1+

Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC. (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed on December 1, 2021)

10.2†	Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on September 14, 2021).
10.3†

Form of Stock Option Agreement for Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed on May 4, 2021).

10.4†

Form of Restricted Stock Award Agreement for Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed on May 4, 2021).

10.5†

Form of Restricted Stock Unit Award Agreement for the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.6†

Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Timothy Rainey (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.7†

Executive Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Robert Loughran (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.8	Agreement between Greenidge Generation and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).
10.9

Purchase Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K furnished on September 15, 2021).

10.10

Registration Rights Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K furnished on September 15, 2021).

10.11†

Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.12*†+	Executive Employment Agreement, dated November 15, 2021, between Greenidge Generation Holdings Inc. and Terence Burke.
10.13*†	Letter Agreement, dated December 14, 2021, between Greenidge Generation Holdings Inc. and Timothy Rainey.
10.14*†	Letter Agreement, dated December 28, 2021, between Greenidge Generation Holdings Inc. and Jeffrey Kirt.
10.15

Bridge Promissory Note, dated March 18, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 24, 2022)

10.16

Master Equipment Finance Agreement, dated as of March 21, 2022, by and among GTX Gen 1 Collateral LLC, GNY Collateral LLC, GSC Collateral LLC, Greenidge Generation Holdings, Inc., each guarantor party thereto, and NYDIG ABL LLC, as lender, servicer and collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on March 24, 2022)

21.1*	Subsidiaries of Greenidge Generation Holdings Inc.
23.1*	Consent of Armanino LLP
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, irrespective of general incorporation language contained in any such filing.

+

Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENIDGE GENERATION HOLDINGS INC.

Date: March 31, 2022	By:	/s/ Jeffrey E. Kirt
Jeffrey E. Kirt
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jeffrey E. Kirt and Robert Loughran, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey E. Kirt	Chief Executive Officer (Principal Executive Officer and Director	March 31, 2022
Jeffrey E. Kirt

/s/ Robert Loughran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Robert Loughran

/s/ George (Ted) Rogers	Vice Chairman of the Board of Directors	March 31, 2022
George (Ted) Rogers

/s/ Timothy Fazio	Chairman of the Board of Directors	March 31, 2022
Timothy Fazio

/s/ Jerome Lay	Director	March 31, 2022
Jerome Lay

/s/ Andrew M. Bursky	Director	March 31, 2022
Andrew M. Bursky

/s/ Timothy Lowe	Director	March 31, 2022
Timothy Lowe

/s/ Daniel Rothaupt	Director	March 31, 2022
Daniel Rothaupt

/s/ David Filippelli	Director	March 31, 2022
David Filippelli

/s/ Michael Neuscheler	Director	March 31, 2022
Michael Neuscheler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders

of Greenidge Generation Holdings Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Greenidge Generation Holdings Inc. and subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

March 31, 2022

Dallas, Texas

Auditor Firm ID: 32 Auditor Name: Armanino LLP Auditor Location: San Ramon, CA, USA

GREENIDGE GENERATION HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(Dollars amounts in thousands, except share and member unit data)

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82,599	$5,052
Short term investments	496	-
Digital assets	476	254
Accounts receivable	5,524	390
Prepaid expenses	9,146	155
Emissions and carbon offset credits	2,361	1,923
Total current assets	100,602	7,774
LONG-TERM ASSETS:
Property and equipment, net	217,091	56,645
Right-of-use assets	1,472	-
Intangible assets, net	3,537	-
Goodwill	3,062	-
Deferred tax assets	15,058	-
Other long-term assets	445	148
Total assets	$341,267	$64,567
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,923	$1,745
Accrued emissions expense	2,634	2,082
Accrued expenses	10,375	946
Accrued interest expense - related party	-	20
Income taxes payable	2,481	-
Long-term debt, current portion	19,577	3,273
Notes payable - related party, current portion	-	3,573
Lease obligations, current portion	736	-
Total current liabilities	41,726	11,639
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	75,251	1,364
Lease obligations, net of current portion	193	-
Asset retirement obligations	2,691	2,277
Environmental liability	8,615	4,927
Other long-term liabilities	368	-
Total liabilities	128,844	20,207
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 3,000,000,000 and 0 shares authorized, 40,865,336 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	-
Additional paid-in capital	281,815	-
Members' capital, 0 and 49,978 units outstanding as of December 31, 2021 and 2020, respectively	-	69,276
Accumulated deficit	(69,396)	(24,916)
Total stockholders' equity	212,423	44,360
Total liabilities and stockholders' equity	$341,267	$64,567

The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
REVENUE:
Cryptocurrency datacenter	$87,897	$13,016
Power and capacity	9,428	7,098
Services and other	9,952	-
Total revenue	107,277	20,114
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency datacenter (exclusive of depreciation and amortization)	19,159	4,465
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	9,231	8,135
Cost of revenue - services and other (exclusive of depreciation and amortization)	5,430	-
Selling, general and administrative	27,156	5,581
Merger and other costs	32,272	-
Goodwill impairment charge	42,307	-
Depreciation and amortization	8,855	4,564
Total operating costs and expenses	144,410	22,745
Loss from operations	(37,133)	(2,631)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3,670)	(91)
Interest expense - related party	(22)	(573)
Gain on sale of digital assets	275	123
Remeasurement of environmental liability	(3,688)	(230)
Other income, net	166	112
Total other expense, net	(6,939)	(659)
LOSS BEFORE INCOME TAXES	(44,072)	(3,290)
Provision for income taxes	408	-
NET LOSS	$(44,480)	$(3,290)
Loss per share:
Basic	$(1.41)
Diluted	$(1.41)

The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and member unit data)

					Additional	Common Units		Preferred Units		Senior Priority Units		Total
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Deficit	Total
Balance at January 1, 2020	-	$-	-	$-	$-	750	$-	54,228	$54,074	-	$-	$54,074	$(20,350)	$33,724
Conversion of notes payable to senior priority units-tranche 1	-	-	-	-	-	-	-	-	-	10,000	13,926	13,926	-	13,926
Deemed distribution of Greenidge Coin, LLC preferred units	-	-	-	-	-	-	-	-	1,276	-	-	1,276	(1,276)	-
Purchase and contribution of Greenidge Coin, LLC preferred units	-	-	-	-	-	-	-	(15,000)	(16,276)	-	16,276	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,290)	(3,290)
Balance at December 31, 2020	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$(24,916)	$44,360

Balance at January 1, 2021	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$(24,916)	$44,360
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 11)	-	-	26,800,300	3	72,045	-	-	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	-	2,772
Contribution of GGH Common Units for Greenidge class B common stock (Note 11)	-	-	1,199,700	-	-	(750)	-	-	-	-	-	-	-	-
Proceeds from issuance of preferred stock, net of stock issuance costs of $3,387 (Note 11)	1,620,000	1	-	-	37,112	-	-	-	-	-	-	-	-	37,113
Stock-based compensation expense	-	-	-	-	3,770	-	-	-	-	-	-	-	-	3,770
Proceeds from stock options exercised	-	-	160,000	-	1,000	-	-	-	-	-	-	-	-	1,000
Stock issued to purchase miners	-	-	160,000	-	991	-	-	-	-	-	-	-	-	991
Shares issued to Support.com shareholders upon Merger, net of issuance costs of $2,297 (Note 11)	-	-	2,960,731	-	91,588	-	-	-	-	-	-	-	-	91,588
Issuance of shares for investor fee associated with successful completion of Merger (Note 11)	-	-	562,174	-	17,826	-	-	-	-	-	-	-	-	17,826
Issuance of warrants to advisor in connection with completion of Merger (Note 11)	-	-	-	-	8,779	-	-	-	-	-	-	-	-	8,779

Conversion of preferred stock (Note 11)	(1,620,000)	(1)	6,480,000	1	-	-	-	-	-	-	-	-	-	-
Shares issued upon exercise of warrants	-	-	344,800	-	2,155	-	-	-	-	-	-	-	-	2,155
Issuance of shares, net of issuance costs of $3,510			2,132,500	-	47,443	-	-	-	-	-	-	-	-	47,443
Restricted shares award issuance, net of withholdings			65,131	-	(894)	-	-	-	-	-	-	-	-	(894)
Net income for the period	-	-	-	-	-	-	-	-	-	-	-	-	(44,480)	(44,480)
Balance at December 31, 2021	-	$-	40,865,336	$4	$281,815	-	$-	-	$-	-	$-	$-	$(69,396)	$212,423

The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.

CONDOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(44,480)	$(3,290)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	8,855	4,564
Deferred income taxes	(2,073)	-
Goodwill impairment charge	42,307	-
Amortization of debt issuance costs	10	-
Accretion of asset retirement obligations	140	142
Stock-based compensation expense	3,770	-
Investor fee paid in common stock	17,826	-
Advisor fee paid in warrants	8,779	-
Remeasurement of environmental liability	3,688	230
Gain on sale of digital assets	(275)	(123)
Changes in operating assets and liabilities:
Accounts receivable	250	(380)
Emissions and carbon offset credits	(439)	(1,364)
Prepaids and other assets	(7,684)	(1,341)
Accounts payable	1,292	(1,714)
Accrued emissions	552	1,675
Accrued expenses	5,327	2,158
Income taxes payable	2,660	-
Other long-term liabilities	(426)	-
Net cash flow provided by operating activities	40,079	557
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(163,571)	(10,555)
Cash received in Merger	27,113	-
Net cash flow used in investing activities	(136,458)	(10,555)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	37,113	-
Proceeds from issuance of common stock, net of issuance costs	47,443
Proceeds from stock options exercised	1,000	-
Restricted stock unit awards settled in cash for taxes	(894)
Proceeds from warrants exercised	2,155	-
Issuance costs associated with shares issued for Support acquisition	(2,296)	-
Proceeds from debt, net of issuance costs	97,885	3,573
Principal payments on debt	(7,705)	(273)
Repayments of finance lease obligations	(777)	-
Net cash flow provided by financing activities	173,925	3,300
CHANGE IN CASH AND CASH EQUIVALENTS	77,547	(6,698)
CASH AND CASH EQUIVALENTS - beginning of year	5,052	11,750
CASH AND CASH EQUIVALENTS - end of year	$82,599	$5,052

The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenidge Generation Holdings Inc. (“Greenidge”) and its subsidiaries (collectively, the “Company”) owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities at two locations: the Town of Torrey, New York and Spartanburg, South Carolina. The Company’s cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned or leased by the Company. The earned bitcoin are then exchanged for U.S. dollars. Additionally, the Company generates revenues in U.S. dollars to a lesser extent from third parties for hosting and maintaining their ASICs; however, such contracts expired in 2021. The Company also owns and operates a 106MW power facility that is connected to the New York Independent System Operator (“NYISO”) power grid. The Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.

Merger with Support.com, Inc.

On September 14, 2021, GGH Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. (“Support.com”), with Support.com continuing as the surviving corporation (the “Merger”) and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the “Merger Agreement”), among Greenidge, Support.com and Merger Sub.

The Merger combined the respective businesses of Greenidge and Support.com through an all-stock transaction and has been accounted for using the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805, Business Combinations, with Greenidge being deemed the acquiring company for accounting purposes (see Note 3). Prior to the Merger, Greenidge's class A common stock was registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, upon completion of the Merger on September 15, 2021, began trading on Nasdaq Global Select Market under the ticker symbol “GREE”. Concurrently, Support.com deregistered its shares pursuant to the Exchange Act.

Support.com provides solutions and technical programs to customers delivered by home-based employees. Support.com’s homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement. Since the consummation of the Merger, the Support.com business operates as a wholly-owned subsidiary and a segment of Greenidge.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Greenidge is the successor entity for accounting purposes to Greenidge Generation Holdings LLC (“GGH”) as a result of the corporate restructuring consummated in January 2021. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which Greenidge acquired all of the ownership interests in GGH in exchange for 28,000,000 shares of Greenidge’s class B common stock. As a result of this transaction, GGH became a wholly-owned subsidiary of Greenidge. The financial information presented herein are that of GGH for the periods before January 29, 2021 and Greenidge for the period after January 29, 2021.

The consolidated financial statements include the accounts of Greenidge and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Consolidation of a Variable Interest Entity

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of Greenidge Coin, LLC (“GC”) for $15,000. Blocker was formed for the sole purpose of making a capital investment into GC so that GC could then provide a loan to GGH. The purpose of the loan from GC to GGH was to fund the development of infrastructure necessary for the Company to commence its cryptocurrency datacenter operations.

Blocker was deemed a VIE because Blocker’s operations consist of its investment in GC and consequently, Blocker relies on the operations of the Company to sustain future operating expenses. The Company is deemed the primary beneficiary of the VIE because it is the sole provider of financial support. Accordingly, as of October 2, 2019, the Company consolidated Blocker’s balance sheet and results of operations. On December 31, 2020, Blocker entered into a liquidating distribution agreement with GGH, effectively dissolving Blocker into GGH.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and notes thereto.

Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimates of the fair value of goodwill and intangible assets, useful lives of long-lived assets, stock-based compensation, current and deferred income tax assets and liabilities, environmental liability and asset retirement obligations.

Significant Accounting Policies

Cash, Cash Equivalents, and Short Term Investments

All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents and short term investments consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. The Company’s interest income on cash, cash equivalents and short term investments is included in interest expense, net in the consolidated statements of operations.

The Company monitors its investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below the Company’s carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, the Company reduces its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. The Company's short term investments were marketable securities that approximated fair value as of December 31, 2021.

Digital Assets

Digital assets, primarily consisting of bitcoin, are included in current assets in the accompanying consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with Greenidge’s revenue recognition policy disclosed below. Digital assets held are considered an intangible asset with an indefinite useful life, which is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.

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

Events or circumstances that may trigger an impairment assessment other than annually include but are not limited to material changes in the regulatory environment, potential technological changes in digital assets, and prolonged or material changes in the price of bitcoin below the carrying cost of the asset. Upon determining an impairment exists, the amount of the impairment is determined as the amount by which the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company assessed its digital assets for impairment, and determined that no material impairments existed during the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company’s digital assets consisted of approximately 29.0 bitcoins compared to 26.1 bitcoins, respectively.

Digital assets awarded to the Company through its mining activities are included within the operating activities in the accompanying consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the specific identification method of accounting. Gains and losses from the sales of digital assets are recorded in other expense, net in the accompanying consolidated statements of operations.

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

The RGGI credits are recorded on a first in, first out (“FIFO”) basis. The Company incurred emissions expense of $2.6 million and $1.7 million for the years ended December 3, 2021 and 2020, respectively, which is included in power and capacity cost of revenue in the accompanying consolidated statements of operations.

Carbon Offset Credits

The Company announced that effective June 1, 2021, it will operate an entirely carbon neutral cryptocurrency datacenter operation at its facility in the Town of Torrey, New York. The Company purchases voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to achieve this carbon neutrality. During the year ended December 31, 2021, the Company purchased $0.7 million of voluntary carbon offset credits. The voluntary carbon offset credits are expensed to cost of revenues on a specific identification basis when the Company applies it to its net zero goals, which is when the credits are surrendered to the applicable agency. During the year ended December 31, 2021, the Company recognized expense of $0.6 million associated with the voluntary carbon offset credits.

Goodwill

Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill. Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates. The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. If the carrying value of goodwill is not recoverable, an impairment is recognized for the difference. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. The Company’s goodwill relates to the Merger. See Notes 3 and 7.

Intangible Assets

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

In accordance with Federal law and ASC 410-20, Asset Retirement Obligations, the Company recorded an asset retirement obligation of $2.7 million and $2.3 million at December 31, 2021 and December 31, 2020, respectively. The Company expensed $0.1 million to other income and expense, net during both years ended December 31, 2021 and 2020 for the accretion of interest for the liability. Estimates are based on various assumptions including, but not limited to, closure cost estimates, timing of expenditures, escalation factors, discount rate of 5.00% and methods for complying with CCR regulations. Additional adjustments to the asset retirement obligations are expected periodically due to potential changes in estimates and assumptions.

Environmental Liability

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations, the Company has recorded an environmental liability of $8.6 million and $4.9 million at December 31, 2021 and December 31, 2020, respectively. The liability has been determined based on estimated costs over an approximate 30-year period and assumes an annual inflation rate of 3.0%.

As required by the New York State Department of Environmental Conservation (“NYSDEC”), companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability.

Leases

On January 1, 2021, the Company adopted ASC 842, Leases (“ASC 842”). No lease arrangements were in place as of January 1, 2021. Following guidance in ASC 842, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. The ROU asset is amortized over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the ROU asset and related lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

ASC 842 requires the Company to recognize an ROU asset and a lease liability for all leases with terms greater than 12 months. The Company entered into two immaterial leases during the year ended December 31, 2021. The Company entered into a finance lease to finance the purchase of equipment and an operating lease for office space. These leases have terms of 3 years or less. As of December 31, 2021, the Company had recorded an ROU asset of $1.5 million and a lease obligation of $0.9 million.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract, or contracts, with the customer;

•	Step 2: Identify the performance obligations in the contract;

•	Step 3: Determine the transaction price;

•	Step 4: Allocate the transaction price to the performance obligations in the contract; and

•	Step 5: Recognize revenue when, or as, the Company satisfies a performance obligation.

In order to identify the performance obligations in a contract with a customer, the Company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	Variable consideration;

•	Constraining estimates of variable consideration;

•	The existence of a significant financing component in the contract;

•	Noncash consideration; and

•	Consideration payable to a customer.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate

Cryptocurrency Datacenter Revenue

Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time by either party and Greenidge’s enforceable right to compensation only begins when Greenidge provides computing power to the mining pool operator. In exchange for providing computing power, Greenidge is entitled to a theoretical fractional share of the cryptocurrency award the mining pool operator receives less digital asset transaction fees to the mining pool operator. Revenue is measured as the value of the fractional share of the cryptocurrency award received from the pool operator, which has been reduced by the transaction fee retained by the pool operator, for Greenidge’s pro rata contribution of computing power to the mining pool operator for the successful solution of the current algorithm.

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

Services and other revenue

Services revenue is primarily comprised of fees for customer support and technology support services provided by Greenidge’s wholly owned subsidiary, Support.com. Support.com’s service programs are designed for enterprise clients, business and professional services clients, as well as the consumer, and include customer service, sales support, and technical support, including computer and mobile device set-up, security and support, virus and malware removal, wireless network set-up, and automation system onboarding and support.

Support.com offers customer support, technical support, and technology services to large corporations, business and professional services organizations and consumers, directly and through its partners (which include communications providers, retailers, technology companies and others) and, to a lesser degree, directly through its website. Support.com transacts with customers via reseller programs, referral programs and direct transactions. In reseller programs, the partner generally executes the financial transactions with the customer and pays a fee to Support.com, which is recognized as revenue when the service is delivered. In referral programs, Support.com transacts with the customer directly and pays a referral fee to the referring party. In direct transactions, Support.com sells directly to the customer at the retail price.

The services described above include four types of offerings:

•
Time-Based Services—In connection with the provisions of certain services programs, fees are calculated based on contracted time-based rates with partners. For these programs, revenue is recognized as services are performed, based on billable time of work delivered by technology professionals. These services programs also include performance standards, which may result in incentives or penalties, which are recognized as earned or incurred.
•
Tier-Based Services – In connection with the provisions of certain services programs, fees are calculated on partner subscription tiers based on number of subscribers. For these programs, revenue is recognized as services are performed, and are billed based on the tier level of number of subscribers supported by Support.com’s professional team.
•
Subscriptions—Customers purchase subscriptions or “service plans” under which certain services are provided over a fixed subscription period. Revenues for subscriptions are recognized ratably over the respective subscription periods.
•
Incident-Based Services—Customers purchase a discrete, one-time service. Revenue recognition occurs at the time of service delivery. Fees paid for services sold but not yet delivered are recorded as deferred revenue and recognized at the time of service delivery.

Partners and corporate customers are generally invoiced monthly. Fees from customers via referral programs and direct transactions are generally paid with a credit card at the time of sale. Revenue is recognized net of any applicable sales tax.

Services revenue also includes fees from licensing of Support.com cloud-based software. In such arrangements, customers receive a right to use Support.com cloud applications in their own support organizations. Support.com licenses its cloud-based software using a software-as-a-service (“SaaS”) model under which customers cannot take possession of the technology and pay Support.com on a per-user or usage basis during the term of the arrangement.

Services and other revenue also includes, to a lesser extent, fees for end-user software products provided through direct customer downloads and through the sale of these end-user software products via partners. Support.com’s software is sold to customers primarily on an annual subscription with automatic renewal. Support.com provides regular, significant upgrades over the subscription period and therefore recognize revenue for these products ratably over the subscription period. Management has determined that these upgrades are not distinct, as the upgrades are an input into a combined output. In addition, management has determined that the frequency and timing of the software upgrades are unpredictable and therefore recognizes revenue consistent with the sale of the subscription. Support.com generally controls fulfillment, pricing, product requirements, and collection risk and therefore records the gross amount of revenue. Support.com provides a 30-day money back guarantee for the majority of its end-user software products.

Cryptocurrency Datacenter Cost of Revenue

Cost of revenue—cryptocurrency datacenter consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the digital mining operation. Cost of revenue – cryptocurrency datacenter does not include depreciation and amortization.

Power and Capacity Cost of Revenue

Cost of revenue—power and capacity consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the power produced by Greenidge and sold to the grid. Cost of revenue – power and capacity does not include depreciation and amortization.

Cost of Services and Other Revenue

Cost of revenue—services and other consists primarily of compensation costs and contractor expenses associated with people providing services, as well as the technology, telecommunications and other personnel-related expenses related to the delivery of services. To a lesser extent, cost of services and other revenue includes third-party royalty fees for end-user software products. Cost of revenue—services and other does not include depreciation and amortization.

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

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries, all of which are related to Support.com, is generally the local currency. Assets and liabilities of its wholly owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the year. Any material resulting translation adjustments are reflected as a separate component of stockholders’ equity in accumulated other comprehensive income. Realized foreign currency transaction gains (losses) were not material during the year ended December 31, 2021.

Income Taxes

Prior to the formation of Greenidge on January 27, 2021, GGH was treated as a partnership for federal and state income tax purposes. Therefore, no provision for federal or state taxes has been made for the year ended December 31, 2020.

Subsequent to the restructuring incurred on January 29, 2021, the Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

A valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. Management believes that it is more likely than not that the Company will realize the benefits of these temporary differences and operating loss and tax credit carryforwards, net of valuation allowances.

The Company recognizes and measures tax positions taken or expected to be taken in its tax return based on their technical merit and assesses the likelihood that the positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2021, the Company has not recorded any amounts for unrecognized tax benefits. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next twelve months.

Income (Loss) Per Share

Basic net income (loss) per common share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. Basic and diluted income (loss) per common share is not provided for the year ended December 31, 2020 as the Company was organized as an LLC during that period. The Company used the weighted average method in determining earnings per share in consideration of the conversion of participating securities to common shares due to the reorganization in January 2021.

Fair Value Measurements

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest. The three levels of the fair value hierarchy are as follows:

•
Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 – inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in non-active markets; and model-derived valuations whose inputs are observable or whose significant valuation drivers are observable.
•
Level 3 – inputs to valuation models are unobservable and/or reflect the Company’s market assumptions.

The fair value hierarchy is based on maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. Classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company transfers the fair value of an asset or liability between levels of the fair value hierarchy at the end of the reporting period during which a significant change in the inputs used to determine the fair value has occurred.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recent Accounting Pronouncements, Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with terms greater than 12 months and also requires disclosures by lessees and lessors about the amount, timing and uncertainty of cash flows arising from leases.

Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs including but not limited to ASU 2021-05; hereinafter the collection of lease guidance is referred to as “ASC 842”. On January 1, 2021, the Company adopted ASC 842. The Company had no leasing arrangements at the beginning of the period of adoption. As a result, no cumulative impact of adopting ASC 842 was recorded. The Company also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities, when the likelihood of renewal is not probable. Refer to the discussion of Leases within this note for additional information. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

3. MERGER WITH SUPPORT.COM

As described in Note 1, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction where Support.com became a wholly owned subsidiary of Greenidge. The Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with the provisions of FASB ASC 805, Business Combinations (“ASC 805”). Greenidge was determined to be the acquiring company for accounting purposes.

At the effective time of the Merger (“Effective Time”): (i) each share of common stock of Support.com (the “Support.com Common Stock”) issued and outstanding immediately prior to the Effective Time was cancelled and extinguished and automatically converted into the right to receive 0.115 (the “Exchange Ratio”) shares of class A common stock, par value $0.0001, of the Company, (ii) each outstanding stock option of Support.com immediately prior to the Effective Time (an “Option”) was accelerated, and the holder of each Option received the right to receive an amount of the Company’s class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support.com Common Stock underlying such Option, less any shares withheld in satisfaction of the aggregate exercise price of such Option and such holder’s tax withholding obligations and (iii) each outstanding restricted stock unit of Support.com immediately prior to the Effective Time (an “RSU”) was accelerated, and the holder of each RSU received the right to receive an amount of the Company’s class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support.com Common Stock underlying such RSU, less any shares and such holder’s tax withholding obligations.

The Company has applied the acquisition method of accounting in accordance with ASC 805, with respect to the identifiable assets and liabilities of Support.com, which have been measured at estimated fair value as of the date of the business combination. Any excess of the acquisition price over the fair value of the assets and liabilities acquired is recorded as goodwill.

As required by ASC 805, the acquisition price was determined based on the value of the consideration paid to Support.com shareholders, calculated to be $93.9 million (see table below). This acquisition price was allocated to the identifiable assets acquired and liabilities assumed of Support.com based upon their estimated fair values at the Merger date, primarily using Level 2 and Level 3 inputs.

The following table summarizes the estimated value of the consideration paid (purchase price):

$ in thousands, except per share amount
Support common stock exchanged	25,745,487
Exchange ratio	0.115
Greenidge Class A common stock exchanged	2,960,731
Greenidge common stock value per share	$31.71
Consideration paid	$93,885

For the period immediately prior to the effective date of the Merger, Greenidge was a private company, and Support.com’s stock price fluctuated significantly based on factors not representative of the value of its underlying operations; therefore, Greenidge used the average of its closing stock price for the first ten days of trading on the Nasdaq Exchange ($31.71 per share) to measure the value of the consideration paid to Support.com shareholders.

The following table summarizes the allocation of the purchase price to the identifiable assets acquired and liabilities assumed by Greenidge, with the excess of the purchase price over the fair value of Support.com’s net assets recorded as goodwill. During the fourth quarter of 2021, the Company finalized its allocation of the purchase price which resulted in measurement period adjustments that increased the preliminary value of deferred tax assets and reduced the preliminary value of intangible assets, with an offsetting adjustment that reduced goodwill. These adjustments are reflected in the table below.

$ in thousands
Cash and cash equivalents	$27,113
Short term investments	496
Accounts receivable	5,383
Prepaid expenses and other current assets	713
Property and equipment	1,349
Other long-term assets	383
Accounts payable	(117)
Accrued expenses and other current liabilities	(3,535)
Other long-term liabilities	(242)
Intangible assets	3,810
Deferred tax assets	13,163
Goodwill	45,369
Total consideration	$93,885

For assets and liabilities (excluding identifiable intangible assets and deferred taxes), the Company estimated that the carrying values, net of allowances, represented the fair values at the effective date of the Merger.

The following fair value estimates for identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use).

$ in thousands
Identifiable Intangible Asset	Useful Life	Fair Value
Customer relationships	4 years	$3,320
Tradename	5 years	490
Total identifiable intangible assets		$3,810

The fair value of the customer relationships intangible asset was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from Support.com’s existing customer base. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible assets, and other identifiable intangible assets. The excess earnings are thereby calculated for each year of multi-year projection periods and discounted to present value.

The fair value of the Support.com tradename was valued using the relief from royalty method under the income approach. This method estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset and discounted to present value.

Results of Support.com Operations Since the Merger

For the year ended December 31, 2021, the acquired Support.com business contributed $10.0 million in revenue and an operating loss of $41.6 million, which included a goodwill impairment charge of approximately $42.3 million.

Supplemental Pro Forma Financial Information

In accordance with ASC 805, the following supplemental unaudited pro forma information gives effect to the Merger as if it had occurred on January 1, 2020. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:

•
Conforming the accounting policies of Support.com to those applied by Greenidge;
•
Recording certain incremental expenses resulting from purchase accounting adjustments, such as amortization expense in connection with fair value adjustments to intangible assets; and
•
Recording the related tax effects of pro forma adjustments.

	For the Year Ended December 31,
$ in thousands	2021	2020
Revenues	$132,114	$63,978
Net loss	$(50,474)	$(3,517)

The pro forma results for year ended December 31, 2021 include $36.7 million of transaction costs for both Greenidge and Support.com ($27.7 million after tax), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021. See Note 4 for additional information.

The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations of the Company in the future.

4. MERGER AND OTHER COSTS

The following table provides details of Merger and other costs for the year ended December 31, 2021:

Year Ended
$ in thousands	December 31, 2021
Merger related costs:
Investor fee paid in common stock (Note 11)	$17,827
Advisor fee paid in warrants (Note 11)	8,779
Professional and other fees	1,936
Total Merger related costs	28,542
Public company filing related costs	3,730
Total Merger and other costs	$32,272

5. SEGMENT INFORMATION

Effective September 14, 2021, following the completion of the Merger (see Notes 1 and 3), Support.com began operating within the Greenidge structure as a separate operating and reporting segment; therefore, Greenidge has two operating and reportable segments since the acquisition: i) Cryptocurrency Datacenter and Power Generation and ii) Support Services as the other. Prior to the Merger, Greenidge operated in one operating and reporting segment, Cryptocurrency Datacenter and Power Generation.

The Cryptocurrency Datacenter and Power Generation segment generates revenue primarily by earning bitcoin, with miners that are owned by the Company, as rewards and transaction fees for supporting the global bitcoin network. The Cryptocurrency Datacenter and Power Generation segment also sells surplus electricity generated by its power plant, and not consumed in cryptocurrency datacenter operations, to the NYISO power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the

Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market. The Cryptocurrency Datacenter and Power Generation segment operates in the United States.

The Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but also has employees located in Philippines, India, Mexico, Colombia and Canada, including those staff providing support services.

The Company’s measure of profit or loss for segment reporting is income (loss) before income taxes, interest and depreciation and amortization and adjusted for share based compensation and excluding items not indicative of ongoing business trends (referred to as “segment Adjusted EBITDA”). This is the measure used by the Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources.

The table below presents information about reportable segments for the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31,
$ in thousands	2021	2020
Revenues:
Cryptocurrency Datacenter and Power Generation	$97,325	$20,114
Support Services	9,952	-
Total Revenues	$107,277	$20,114

Segment Adjusted EBITDA
Cryptocurrency Datacenter and Power Generation	$51,689	$3,050
Support Services	1,185	-
Total Segments Adjusted EBITDA	$52,874	$3,050

In addition, the table below provides a reconciliation of the total of the segments Adjusted EBITDA to the consolidated Loss before income taxes:

	Years Ended December 31,
$ in thousands	2021	2020
Total Segments Adjusted EBITDA	$52,874	$3,050
Depreciation and amortization	(8,855)	(4,564)
Stock-based compensation	(3,770)	-
Goodwill impairment charge	(42,307)	-
Merger and other costs	(32,272)	-
Expansion costs	(2,362)	(882)
Interest expense, net	(3,692)	(664)
Remeasurement of environmental liabilities	(3,688)	(230)
Consolidated loss before income taxes	$(44,072)	$(3,290)

The table below provides segment assets, which exclude cash and cash equivalents and short term investments, and a reconciliation to the consolidated total assets of the Company:

$ in thousands	December 31, 2021
Cryptocurrency Datacenter and Power Generation	$228,222
Support Services	29,950
Total segment assets	258,172
Cash and cash equivalents	82,599
Short term investments	496
Total assets	$341,267

All of the capital expenditures during 2021 related to the Cryptocurrency Datacenter and Power Generation segment.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at December 31, 2021 and 2020:

$ in thousands	Estimated Useful Lives	December 31, 2021	December 31, 2020
Plant infrastructure	15 - 39 years	$34,725	$33,944
Miners	5 years	48,121	10,236
Miner facility infrastructure	15 years	15,143	8,791
Land	N/A	8,460	300
Equipment	5 years	1,660	211
Software	3 years	636	66
Coal ash impoundment	4 years	2,410	2,135
Construction in process	N/A	25,856	3,989
Miner deposits	N/A	98,110	5,959
		235,121	65,631
Less: Accumulated depreciation		(18,030)	(8,986)
		$217,091	$56,645

Total depreciation expense was $8.9 million and $4.6 million for the year ended December 31, 2021 and 2020, respectively.

7. GOODWILL

Changes in the carrying amount of goodwill for the year ended December 31, 2021 were as follows:

$ in thousands
Balance December 31, 2020	$-
Support acquisition (Note 3)	45,369
Impairment charge – Fourth Quarter (see below)	(42,307)
Balance December 31, 2021	$3,062

As described in Notes 1 and 3, on September 14, 2021 Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any goodwill.

Greenidge performed its annual goodwill impairment test at December 31, 2021. The test concluded that the fair value of the Support Services reporting unit was less than its carrying value (including goodwill), and that a portion of the Company’s goodwill was impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $42.3 million in its consolidated statement of operations for the year ended December 31, 2021, in the caption, Goodwill impairment charge. In making this determination, the Company updated its discounted cash flow analysis, including updated business projections and weighted average cost of capital factors, as well as other valuation methodologies such as comparisons with similar companies and industry multiples.

Prior to completing the annual goodwill impairment test, the Company tested the recoverability of definite-lived intangible assets and concluded that they were not impaired (See Note 8).

8. INTANGIBLE ASSETS

The following is a summary of finite-lived intangible assets:

$ in thousands	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Balance December 31, 2020	$-	$-	$-
Customer relationships (Note 3)	3,320	(244)	3,076
Tradename (Note 3)	490	(29)	461
Balance December 31, 2021	$3,810	$(273)	$3,537

As described in Notes 1 and 3, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any intangible assets. During the fourth quarter of 2021, the Company finalized its allocation of the purchase price which resulted in measurement period adjustments that reduced the preliminary value of intangible assets, which are reflected in the above table.

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 3.8 years.

Total estimated annual amortization expense related to finite-lived intangibles is as follows:

$ in thousands	Amortization
2022	$928
2023	928
2024	928
2025	684
Thereafter	69
Total	$3,537

During the fourth quarter of 2021, the Company tested the recoverability of amortizable intangible assets and concluded that they were not impaired.

9. DEBT

The following table provides information on the Company's financing agreements:

$ in thousands
					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	December 31, 2021	December 31, 2020
Equipment Financings:
A	December 2020	June 2022	17.0%	$4,482	$1,245	$4,233
B	December 2020	June 2022	17.0%	428	95	404
C	March 2021	November 2022	17.0%	2,229	1,362	-
D	April 2021	December 2022	17.0%	4,012	2,674	-
E - H	May 2021	October 2023	15.0%	15,724	15,223	-
I	July 2021	January 2023	17.0%	4,457	3,468	-
J	July 2021	March 2023	17.0%	2,717	1,962	-
K	October 2021	June 2023	17.0%	2,223	1,976	-
Bonds Payable	October 2021	October 2026	8.5%	55,200	51,843	-
Bonds Payable	December 2021	October 2026	8.5%	17,000	14,980	-
					94,828	4,637
Less: Current portion					(19,577)	(3,273)
					$75,251	$1,364

The Company incurred interest expense of $3.7 million and $0.6 million during the years ended December 31, 2021 and 2020, respectively, under the terms of these notes payable.

Equipment Financings

The Company has entered into equipment finance agreements, denoted in the table above in rows A through K, that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. In addition, the Company entered into additional equipment finance agreements with similar terms during 2021 that have not yet taken effect as of December 31, 2021. The agreements are expected to take effect when the associated equipment is delivered to the Company, which is expected in the first half of 2022. The aggregate amount of equipment and principal borrowings under these additional agreements not yet funded is $3.4 million.

Senior Unsecured Notes

During the fourth quarter of 2021, the Company sold $72.2 million of 8.50% Senior Notes due October 2026 ((the "Notes") pursuant to the Company's registration statement on Form S-1. The Notes bear interest at 8.50% per annum and will mature on October 31, 2026. Commencing January 31, 2022, interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the

Company's existing and future senior unsecured indebtedness. The Notes trade on the Nasdaq Global Select Market under the symbol "GREEL."

The Company may redeem the Notes for cash in whole or in part at any time (i) on or after October 31, 2023 and prior to October 31, 2024, at a price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after October 31, 2024 and prior to October 31, 2025, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after October 31, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company may redeem the Notes, in whole, but not in part, at any time at its option, at a redemption price equal to 100.5% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption, upon the occurrence of certain change of control events.

Fair Value Disclosures

The notional value and estimated fair value of the Company's debt totaled $100.5 million and $97.5 million, respectively at December 31, 2021. The notional value does not include unamortized discounts and debt issuance costs of $5.7 million at December 31, 2021. The estimated fair value of the Notes was measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt. Such instruments were valued using Level 1 inputs. The estimated fair value of the Equipment Financings were based on a discounted cash flow analysis using an estimate of current interest rates for similar financings. Such instruments were valued using Level 3 inputs.

Minimum future principal payments on debt as of December 31, 2021 were as follows:

$ in thousands
2022	$19,577
2023	8,719
2024	-
2025	-
2026	72,200
Total	$100,495

10. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into a promissory note agreement during 2020 with its largest equity members, Atlas Capital Resources LP and Atlas Capital Resources (P) LP (collectively referred to herein as “Atlas”). Within the agreement, there were two separate loans. One of these related party loans had a June 2021 maturity and a balance of $2.4 million at December 31, 2020, and the other loan had a May 2021 maturity with a balance of $1.2 million at December 31, 2020. The promissory notes bore interest at 8% per annum calculated on a 360-day year, and interest accrued and compounded on a quarterly basis. All accrued but unpaid interest under the notes was due and payable upon the corresponding note maturity date. Under this promissory note agreement, the Company incurred an immaterial amount of interest expense during the year ended December 31, 2021. During the year ended December 31, 2020, the Company incurred interest expense of $0.6 million associated with the loans that were converted into senior priority units in July 2020.

Notes payable to related party consisted of the following:

$ in thousands	December 31, 2021	December 31, 2020
Note payable to a related party due June 2021	$-	$2,382
Note payable to a related party due May 2021	-	1,191
	$-	$3,573
Less: Current Portion	$-	$(3,573)
	$-	$-

The related party loans in the table above were converted into Greenidge common stock in January 2021 (see Note 11).

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

Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2021, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s environmental trust liability under NYSDEC guidelines.

Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2021, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.

The Company paid Atlas $78 thousand and $184 thousand for letter of credit fees during the years ended December 31, 2021 and 2020, respectively.

Guarantee

An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of gas, electricity and other commodities with Emera Energy Services, Inc. This guaranty is limited to $1.0 million. Atlas had no exposure under the guarantee during the year ended December 31, 2021.

Greenidge Coin, LLC Equity Transactions

On October 2, 2019, Blocker, a related entity through common ownership, purchased 15,000 preferred units of GC for $15 thousand.

On July 1, 2020, Atlas purchased the preferred units of Blocker for $16.3 million, the amount of the aggregate liquidation preference, and contributed its membership interest in Blocker to GGH in exchange for Senior Priority Units – Tranche 2 (See Note 11) on July 2, 2020.

On December 31, 2020, Blocker entered into a liquidating distribution agreement with GGH, effectively dissolving Blocker into GGH.

Spartanburg Facility

In December 2021, the Company announced that it had entered into a Purchase and Sale Agreement for an industrial site in Spartanburg, South Carolina, including a 750,000 square foot building and 175 acres of land (the “Property”). The Company intends to develop datacenter operations on the property, using existing electrical infrastructure at the location. This agreement was entered into by one of the Company's subsidiaries and a portfolio company of private investment funds managed by Atlas. The purchase price of the Property is $15.0 million. The transaction closed in December 2021.

ERCOT Market Datacenters

In October 2021, the Company entered into an agreement with a portfolio company of private investment funds managed by Atlas giving it an exclusive right of first refusal at multiple power generation sites comprising over 1,000MW of power generation assets in the ERCOT market. The agreement gives the Company the exclusive right of first refusal to develop datacenters at any current or future power generation sites controlled by the counterparty in the ERCOT market until January 2023.

11. STOCKHOLDERS’ EQUITY

Authorized Shares

On September 13, 2021, Greenidge filed an amendment to its certificate of incorporation to increase the authorized capital stock. Pursuant to the amended and restated certificate of incorporation, Greenidge’s authorized capital stock consists of 2,400,000,000 shares of class A common stock, par value $0.0001 per share, 600,000,000 shares of class B common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Contribution and Exchange Agreement

In January 2021, GGH completed a corporate restructuring. Pursuant to this restructuring, Greenidge was formed and incorporated in the State of Delaware on January 27, 2021. On January 29, 2021, Greenidge entered into an asset contribution and exchange agreement with the members of GGH, in which the GGH members’ equity interests and outstanding notes payable to related parties and all accrued but unpaid interest were contributed into Greenidge in exchange for 7,000,000 shares of Greenidge class B common stock (28,000,000 shares following the 4-for-1 stock split). As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge.

Private Placement Offering of Preferred Stock

In January 2021, Greenidge completed a private placement offering in which 1,620,000 shares of series A redeemable convertible preferred stock was sold at $25 per share. Total net proceeds from the private placement offering were $37.1 million.

Under the terms of the private placement memorandum in connection with the preferred stock offering, each share of preferred stock was automatically converted to four shares of class B common stock when the Company’s registration statement to register such shares for resale was declared effective by the Securities and Exchange Commission. During September 2021, this preferred stock was converted into 5,760,000 shares of class A common stock and 720,000 shares of class B common stock. There are no outstanding shares of preferred stock as of December 31, 2021.

Equity Issuances Associated with the Merger

In connection with the completion of the Merger, the Company issued 2,960,731 shares of class A common stock in consideration for all of the outstanding shares of Support.com. The fair value of the common shares issued to Support.com shareholders was $93.9 million (see Note 3), or $91.6 million, net of issuance costs.

Additionally, pursuant to the Merger Agreement, the Company issued the following equity instruments in connection with the performance of consulting services leading to and in connection with the Merger at the time of the closing, as the issuance of these instruments were contingent upon successful completion of the Merger:

•
562,174 shares of class A common stock with a fair value of $17.8 million issued to an investor, which owned approximately 16.6% of Support.com common stock and made a prior investment in Greenidge preferred stock, which was described previously; and
•
Warrants to purchase 344,800 shares of class A common stock at an exercise price of $6.25 per share of class A common stock to B. Riley Securities, Inc., which were exercised shortly thereafter. The fair value of the warrants at issuance was $8.8 million.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, Greenidge entered into a common stock purchase agreement (the “Purchase Agreement”) with B. Riley Principal Capital, LLC (the “Investor”) pursuant to which Greenidge has the right to “put” or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the Purchase Agreement, from time to time during the term of the Purchase Agreement. Under the applicable Nasdaq rules, in no event may Greenidge issue to the Investor under the Purchase Agreement more than 19.99% of the total number of combined shares of its class A common stock and class B common stock that were outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless Greenidge obtains stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the Purchase Agreement will be determined by reference to the volume weighted average price of class A common stock (“VWAP”) during the applicable purchase date on which Greenidge has timely delivered written notice to the Investor directing it to purchase shares under the Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that the Company receives aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the Purchase Agreement to the extent that such purchase would cause the Investor to own more than 4.99% of the Company’s issued and outstanding shares of class A common stock.

In connection with the Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of the

Company’s class A common stock to be issued under the Purchase Agreement. The registration statement became effective on October 6, 2021 relating to the resale of 3,500,000 shares of the Company’s class A common stock in connection with this Purchase Agreement. As of December 31, 2021, the Company issued 2,132,500 class A common shares in connection with the Purchase Agreement for an aggregate sales price of $51.0 million, net of discounts, before equity issuance costs of $3.5 million associated with the registration filing.

Common Stock

Holders of Greenidge’s class A common stock are entitled to one vote per share. Holders of class B common stock are entitled to ten votes per share. Class A and class B shares issued and outstanding as of December 31, 2021 are 12,338,964 and 28,526,372, respectively.

Each share of class B common stock is convertible into one share of class A common stock at the option of the holder upon written notice to the Company. Shares of class B common stock will automatically convert to shares of class A common stock upon a mandatory conversion event as defined in the amended and restated certificate of incorporation dated March 26, 2021.

Common Units

In October 2018, GGH adopted an equity incentive plan and allocated 1,250 common units to the plan. In 2018, GGH awarded 750 restricted units to certain board members, subject to various vesting provisions. At December 31, 2020, there were 730 and 20 vested and unvested, respectively, restricted units. In the event of a change in control of the Company, 100% of the awarded units would vest immediately. Common unit holders are entitled to one vote per common unit, except for such votes or consents that are reserved solely for the holders of preferred units. The Company concluded that the value of the units granted in 2018 was insignificant given historical performance of the Company, no public market, and lack of liquidity. As such, the Company did not recognize any expense related to the common restricted units during the years ended December 31, 2021 and 2020, respectively. There were 750 common units issued and outstanding at December 31, 2020. In January 2021, in conjunction with the private placement offering, the 750 GGH common units were converted to shares of Greenidge’s class B common stock.

Preferred Units

GGH preferred unit holders were entitled to one vote per preferred unit. In the event of liquidation or dissolution of GGH, the holders of preferred units were entitled to receive distributions, prior to and in preference to the holders of common units. At December 31, 2020, all preferred units were issued and outstanding. All preferred units were converted to shares of the Company’s class B common stock in connection with the contribution and exchange agreement in January 2021.

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

At December 31, 2020, all senior priority units were issued and outstanding. All senior priority units were converted to shares of the Company’s class B common stock in connection with the contribution and exchange agreement in January 2021.

12. EQUITY BASED COMPENSATION

2021 Equity Incentive Plan

In February 2021, the Company adopted the Greenidge Generation Holdings Inc 2021 equity incentive plan (the "2021 Equity Plan") and reserved 3,831,112 shares of class A common stock for issuance.

The maximum number of shares of class A common stock that may be issued pursuant to awards granted under the 2021 Plan is 3,831,112 shares (after taking into account the 4-to-1 forward stock split that occurred on March 16, 2021). At December 31, 2021, 1,827,080 shares of class A common stock remain available for issuance under the 2021 Plan. Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards (which include restricted stock and restricted stock units), (e) performance share awards, and (f) performance compensation awards.

Restricted Common Stock Unit Awards

During the year ended December 31, 2021, the Company awarded 631,920 restricted common stock units (“RSUs”) under the 2021 Equity Plan to directors, which are generally eligible to vest over a three-year period.

The Company’s unvested restricted common stock unit awards activity for the year ended December 31, 2021 is summarized below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2020	-	$-
Granted	631,920	6.70
Vested	(114,933)	6.25
Unvested at December 31, 2021	516,987	$6.80

The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2021, the fair market value of the awards granted totaled $3.9 million and as of December 31, 2021, there was approximately $2.6 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.2 years.

Common Stock Options

The Company’s stock options activity for the year ended December 31, 2021 is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding at December 31, 2020	-	$-	-
Granted	753,968	6.07
Exercised	(160,000)	6.25
Forfeited	(10,888)	6.25
Outstanding at December 31, 2021	583,080	$6.01	9.2	$5,854
Exercisable as of December 31, 2021	257,484	$5.80	9.1	$2,639

The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2021, the fair market value of the awards granted totaled $1.2 million. As of December 31, 2021, there was approximately $0.3 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

The weighted average assumptions relating to the valuation of stock options granted for the year ended December 31, 2021 were as follows:

Weighted average fair value of grants	$1.55
Expected volatility	35%
Expected term (years)	4.0
Risk-free interest rate	0.5%
Expected dividend yield	0.0%

Stock-based Compensation

The Company recognized stock-based compensation expense of $3.8 million during the year ended December 31, 2021. No stock-based compensation expense was recognized during the year ended December 31 2020. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

13. INCOME TAXES

The components of income (loss) before the provision for income taxes are as follows:

$ in thousands	Year Ended December 31, 2021
Domestic	$(44,526)
Foreign	454
Total	$(44,072)

The components of the provision (benefit) for income taxes consist of the following:

$ in thousands	Year Ended December 31, 2021
Current tax provision:
Federal	$-
State	2,344
Foreign	137
Total current tax provision	2,481
Deferred tax provision:
Federal	203
State	(2,276)
Foreign	-
Total deferred tax provision (benefit)	(2,073)
Total provision for income taxes	$408

A reconciliation of the amounts at U.S. federal statutory tax rate to the Company’s effective tax rate is as follows:

$ in thousands	Year Ended December 31, 2021
Provision at federal statutory rate	$(9,255)
State income taxes, net of federal tax benefits	54
Goodwill impairment	8,885
Other, net	724
Provision for income taxes	$408

The Company’s effective tax rate of (0.9)% for the year ended December 31, 2021 was lower than the U.S. federal statutory income tax rate primarily due to the impact of the recognition of an impairment of goodwill associated with Support.com, limits to the deductibility of transaction costs, and other permanent book-tax differences.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

$ in thousands	Year Ended December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$21,716
Intangibles	268
Stock-based compensation	456
Capitalized costs	9,327
Other	469
Gross deferred tax assets	32,236
Less: valuation allowance	(6,993)
Deferred tax assets, net	25,243

Deferred tax liabilities:
Investment in partnership	(8,891)
Property and equipment	(659)
Other	(635)
Deferred tax liabilities	(10,185)
Total net deferred tax assets	$15,058

As of December 31, 2021, the Company had net operating loss carryforwards (“NOL”) of approximately $69.7 million for U.S. federal income purposes, of which $1.2 million begins to expire in 2023. The Company also had net operating loss carryforwards for state income tax purposes of approximately $92.3 million, which begin to expire in 2023. As of December 31, 2021, the Company had foreign net loss carryforwards of $6.1 million which will expire in 2029. These net operating losses were acquired with Support.com in 2021. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year.

Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will limit utilization of certain acquired net operating loss and tax credit carryforwards of Support.com and may defer the realization of the tax benefit associated with the acquired tax attributes from Support.com.

In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding the Company’s forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. To the extent the Company does not consider it is more likely than not that a deferred tax asset will be recovered, valuation allowance is established.

On the basis of this evaluation, as of December 31, 2021, the Company recorded a partial valuation allowance of approximately $7.0 million on deferred tax assets associated primarily with the state NOL carryfowards and foreign NOL carryforwards acquired with the Support.com. Management believes that it is more likely than not that these deferred tax assets will not be realizable.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The federal statute of limitation is three years and the state and foreign statutes of limitations are three to four years. Due to net operating loss carryforwards, the Company’s income tax returns remain open and subject to examination for tax years 2004 and thereafter by federal and state tax authorities. The 2019 through 2021 tax years generally remain open and subject to audit by foreign tax authorities.

As of December 31, 2021, the Company has not recorded any amounts for unrecognized tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next twelve months

14. EARNINGS PER SHARE

The Company calculates basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings (loss) per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock. Basic earnings per share is applicable only for the period from January 29, 2021 through December 31, 2021, which is the period following the reorganization GGH into Greenidge (see Note 2) and presents the period that the Company had outstanding common stock.

Year
Ended
$ in thousands, except per share amounts	December 31, 2021
Numerator
Net loss	$(44,480)
Less: Net income attributable to the member units before the reorganization	(648)
Net loss attributable to Greenidge	$(45,127)
Denominator
Basic weighted average shares outstanding	31,995
Dilutive effect of equity awards	-
Dilutive effect of convertible preferred stock	-
Diluted weighted average shares outstanding	31,995
Loss per share
Basic	$(1.41)
Diluted	$(1.41)

Prior to the reorganization, there were no shares of common stock outstanding, and the LLC structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements; therefore, earnings per share information has not been presented for the relevant period of 2021 or the year ended December 31, 2020.

For the year ended December 31, 2021, there was no impact of dilution from any of the outstanding 516,987 RSUs or 583,030 common stock options due to the Net loss, since inclusion of any impact from these awards would be Anti-dilutive.

15. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time-to-time, the Company is involved in legal proceedings arising in the ordinary course of business.

Merger-Related Litigation.

After announcement of the Merger, six complaints were filed in various U.S. federal district courts by alleged individual stockholders of Support.com against Support.com, the individual directors of Support.com and, in two of the cases, Greenidge and Merger Sub. Of these six complaints, two were filed in the United States District Court for the District of Delaware: Stein v. Support.com, Inc. et al, Case No. 1:21-cv-00650 (May 5, 2021), and Bell v. Support.com, Inc. et al, Case No. 1:21-cv-00672 (May 7, 2021); three were filed in the United States District Court for the Southern District of New York: Broder v. Support.com, Inc. et al, Case No. 1:21-cv-04262 (May 12, 2021), Salerno v. Support.com, Inc. et al, Case No. 1:21-cv-04584 (May 21, 2021), and Bowen v. Support.com, Inc. et al, Case No. 1:21-cv-04797 (May 28, 2021). The sixth lawsuit was filed in the United States District Court for the Eastern District of New York: Steinmetz v. Support.com, Inc. et al, Case No. 1:21-cv-02647 (May 11, 2021). Support.com and individual members of the Support.com board were named as defendants in all of the lawsuits; Greenidge and Merger Sub were also named as defendants in Bell and Salerno. The lawsuits generally alleged that Greenidge’s Form S-4 Registration Statement filed with the U.S. Securities and Exchange Commission in connection with the Merger on May 4, 2021 made misleading omissions of certain material information. The Salerno complaint also alleged that the members of the Support.com board breached their fiduciary duties in negotiating and approving the Merger Agreement and that Greenidge and Merger Sub aided and abetted that breach. The lawsuits purported to seek to enjoin the Merger, or alternatively, rescission and unspecified damages and costs. On August 2, 2021, lawyers representing a seventh putative stockholder of Support.com sent a demand letter seeking additional disclosures regarding the proposed transaction and reserving their purported right to seek to enjoin the transaction.

All of the lawsuits were voluntarily dismissed by plaintiffs.

Other Matters

Support.com has received and may in the future receive additional requests for information, including subpoenas, from other governmental agencies relating to the subject matter of a Consent Order and Civil Investigative Demands. The Company intends to cooperate with these information requests and is not aware of any other legal proceedings against the Company by governmental authorities at this time.

Commitments

As of December 31, 2021, the Company had entered into agreements to purchase miner equipment totaling $210.8 million that required deposits of $95.4 million. The Company entered into agreements for committed secured financing on this equipment totaling $3.4 million that will be funded upon delivery of the miners.

As of December 31, 2021, the Company had 1,125,000 mmbtu of natural gas purchase commitments through March 1, 2022 at an average cost of $4.77 / mmbtu, which represents an aggregate commitment of $5.4 million.

The Company entered into a contract with Empire in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $158 thousand per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

16. CONCENTRATIONS

The Company has one major power customer, NYISO, that accounted for 9% and 35% of its revenue for the years ended December 31, 2021 and 2020, respectively, and 4% and 100% of accounts receivable were due from this customer at December 31, 2021 and 2020, respectively.

For cryptocurrency datacenter operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 46% and 0% of total revenue for the year ended December 31, 2021, and 2020, respectively. Revenue from a different pool operator customer accounted for approximately 34% and 57% of total revenue for the years ended December 31, 2021 and 2020 respectively.

The Support Services segment’s largest and second largest customers accounted for approximately 67% and 11%, respectively, of the Company’s consolidated accounts receivable balance at December 31, 2021.

The Company has one natural gas vendor that accounted for approximately 59% and 55% of cost of revenue for the years ended December 31, 2021 and 2020, respectively.

17. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATON

The following table provides additional details of Prepaid expenses:

$ in thousands	December 31, 2021	December 31, 2020
Prepaid Insurance	$7,266	$89
Other prepaid expenses	1,880	66
Prepaid expenses	$9,146	$155

The Company had the following noncash investing and financing activities during the years ended December 31:

$ in thousands	2021	2020
Shares issued to Support.com shareholders upon Merger (Notes 3 and 11)	$93,885	$-
Stock issued to purchase miners	$991	$-
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 11)	$72,048	$-
Issuance of shares for investor fee associated with successful completion of Merger (Notes 4 and 11)	$17,826	$-
Issuance of warrants to advisor in connection with completion of Merger (Note 4 and 11)	$8,779	$-
Property and equipment purchases financed with note payable	$-	$4,910
Property and equipment purchases in accounts payable	$2,769	$1,120
Property and equipment purchased with digital assets	$-	$787
Notes payable principal and interest converted to members' equity	$-	$13,926
Deemed distribution of GC preferred units	$-	$1,276
Contribution of GC preferred units	$-	$15,000

The following table provides supplemental cash flow information for cash paid for interest and taxes for the years ended December 31:

$ in thousands	2021	2020
Cash paid for interest	$2,385	$85
Cash paid for taxes	$80	$-

18. OTHER RISKS AND CONSIDERATION

The United States is presently in the midst of a national health emergency related to a virus, commonly known as Novel Coronavirus (“COVID-19”). The overall consequences of COVID-19 on a national, regional and local level are unknown, but it has the potential to result in a significant economic impact. COVID-19 did not have a material impact on the Company’s operations during the years ended December 31, 2021 and 2020. The future impact of this situation on the Company and its results and financial position is not presently determinable.

19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 31, 2022, the date at which the consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

For the period from January 1, 2022 to March 31, 2022, the Company sold 415,000 of its class A common stock to the Investor pursuant to the Purchase Agreement (see Note 11) for aggregate proceeds of approximately $3.9 million, net of discounts.

Bridge Promissory Note

On March 18, 2022, the Company issued a bridge promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the “Noteholder”), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to the Company (the “Bridge Promissory Note”). The Bridge Promissory Note is guaranteed by certain of the Company’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Bridge Promissory Note bears interest at a rate of 6% per annum and matures on July 20, 2022, subject to up to five 30-day extensions that may be elected by the Company provided no Event of Default (as defined therein) has occurred and is continuing and the Company pays an Exit Fee (as defined therein) to the Noteholder. The Company will use the proceeds of the Bridge Promissory Note for working capital and general corporate purposes. Pursuant to the terms of the Bridge Promissory Note, the Company and its subsidiaries will be subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Bridge Promissory Note; consolidate or merge unless the Company survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The loan evidenced by the Bridge Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at 300 Jones Road in Spartanburg, South Carolina. The Company’s obligations under the Bridge Promissory Note may be prepaid in whole or in part without penalties or fees.

Master Equipment Financing Agreement

On March 21, 2022 the Company, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”), entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC, as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81,000,000 under loan schedules that were partially funded on March 21, 2022 and will continue to be funded to finance the acquisition of certain bitcoin miners and related equipment (the “Financed Equipment”). The facility contemplates potential expansion with additional loan schedules to finance additional equipment, subject to the lender’s discretion. The Borrower’s obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by the Company. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers including without limitation the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, will be subject to certain covenants and restrictive provisions which will, among other things: limit the Borrowers’ ability to incur additional indebtedness for borrowed money; limit additional liens on the collateral or the equity interests of any of the Borrowers; limit consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); limit disposing of the collateral or any portion of the collateral with certain exceptions; limit the Borrowers’ ability to make certain restricted payments and investments; and limit the ability to create direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which are subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement cannot be voluntarily partially prepaid, but may be prepaid in whole subject to a make-whole calculation.