Form 10-Q
period 2022-03-31
Greenidge Generation Holdings Inc.
filed 2022-05-16
CIK 1844971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Registrant’s telephone number, including area code: (203) 718-5960

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

Securities registered pursuant to Section 12(g) of the Act: None

As of May 13, 2022, the registrant had 12,838,861 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” “would” “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders, are forward-looking statements.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of Greenidge's Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 and those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Greenidge's forward-looking statements in light of those risks.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,453	$82,599
Short term investments	-	496
Digital assets	393	476
Accounts receivable	5,569	5,524
Prepaid expenses	10,286	9,146
Emissions and carbon offset credits	1,025	2,361
Total current assets	113,726	100,602
LONG-TERM ASSETS:
Property and equipment, net	292,051	217,091
Right-of-use assets	1,375	1,472
Intangible assets, net	3,305	3,537
Goodwill	3,062	3,062
Deferred tax assets	16,846	15,058
Other long-term assets	989	445
Total assets	$431,354	$341,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,823	$5,923
Accrued emissions expense	2,637	2,634
Accrued expenses	11,676	10,375
Income taxes payable	3,879	2,481
Long-term debt, current portion	66,729	19,577
Lease obligations, current portion	500	736
Total current liabilities	100,244	41,726
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	103,191	75,251
Lease obligations, net of current portion	195	193
Asset retirement obligations	2,691	2,691
Environmental liability	8,615	8,615
Other long-term liabilities	366	368
Total liabilities	215,302	128,844
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 41,363,271 and 40,865,336 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	285,905	281,815
Cumulative translation adjustment	(32)	-
Accumulated deficit	(69,825)	(69,396)
Total stockholders' equity	216,052	212,423
Total liabilities and stockholders' equity	$431,354	$341,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Cryptocurrency datacenter	$23,232	$8,997
Power and capacity	5,923	2,066
Services and other	8,500	-
Total revenue	37,655	11,063
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency datacenter (exclusive of depreciation and amortization)	8,456	2,574
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	4,023	2,009
Cost of revenue - services and other (exclusive of depreciation and amortization)	4,071	-
Selling, general and administrative	14,392	3,229
Merger and other costs	213	105
Depreciation and amortization	3,978	1,261
Total operating costs and expenses	35,133	9,178
Income from operations	2,522	1,885
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3,353)	(166)
Interest expense - related party	-	(22)
(Loss) gain on sale of digital assets	(5)	295
Other income, net	39	19
Total other (expense) income, net	(3,319)	126
(LOSS) INCOME BEFORE INCOME TAXES	(797)	2,011
(Benefit) provision for income taxes	(368)	732
NET (LOSS) INCOME	(429)	1,279
Foreign currency translation adjustment	(32)	-
COMPREHENSIVE (LOSS) INCOME	$(461)	$1,279
(Loss) earnings per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share and member unit data)

					Additional	Common Units		Preferred Units		Senior Priority Units		Total	Cumulative
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Adjustment	Deficit	Total
Balance at January 1, 2022	-	$-	40,865,336	$4	$281,815	-	$-	-	$-	-	$-	$-	$-	$(69,396)	$212,423
Stock-based compensation expense	-	-	-	-	362	-	-	-	-	-	-	-	-	-	362
Issuance of shares, net of issuance costs of $147	-	-	415,000	-	3,791	-	-	-		-	-	-	-	-	3,791
Restricted shares award issuance, net of withholdings	-	-	82,601	-	(65)	-	-	-	-	-	-	-	-	-	(65)
Proceeds from stock options exercised	-	-	334	-	2	-	-	-	-	-		-	-	-	2
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		(429)	(429)
Balance at March 31, 2022	-	$-	41,363,271	$4	$285,905	-	$-	-	$-	-	$-	$-	$(32)	$(69,825)	$216,052

Balance at January 1, 2021	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$-	$(24,916)	$44,360
Contribution of GGH Preferred Units, GGH Senior Priority Units, and notes payable to related party for GGHI Common Stock	-	-	26,800,300	3	72,888	-	-	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	-	-	3,615
Contribution of GGH Common Units for GGHI Common Stock	-	-	1,199,700	-	-	(750)	-	-	-	-	-	-	-	-	-
Proceeds from sale of preferred stock, net of stock issuance costs of $3,387	1,620,000	1	-	-	37,112	-	-	-	-	-	-	-	-	-	37,112
Stock-based compensation expense	-	-	-	-	656	-	-	-	-	-	-	-	-	-	656
Proceeds from stock options exercised	-	-	160,000	-	1,000	-	-	-	-	-	-	-	-	-	1,000
Stock issued to purchase miners	-	-	160,000	-	991	-	-	-	-	-	-	-	-	-	991
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,279	1,279
Balance at March 31, 2021	1,620,000	$1	28,320,000	$3	$112,647	-	$-	-	$-	-	$-	$-	$-	$(23,637)	$89,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(429)	$1,279
Adjustments to reconcile net (loss) income to net cash flow from operating activities:
Depreciation and amortization	3,978	1,261
Deferred income taxes	(1,788)	482
Amortization of debt issuance costs	424	-
Accretion of asset retirement obligations	-	33
Stock-based compensation expense	362	656
Changes in operating assets and liabilities:
Accounts receivable	(45)	283
Emissions and carbon offset credits	1,336	1,336
Prepaids and other assets	(1,608)	(704)
Accounts payable	1,398	(770)
Accrued emissions	3	(1,670)
Accrued expenses	1,301	51
Income taxes payable	1,398	250
Net cash flow provided by operating activities	$6,330	$2,487
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(71,135)	(5,667)
Proceeds from sale of marketable securities	496	-
Net cash flow used in investing activities	$(70,639)	$(5,667)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	-	37,112
Proceeds from issuance of common stock, net of issuance costs	3,791	-
Proceeds from stock options exercised	2	1,000
Restricted stock unit awards settled in cash for taxes	(65)	-
Proceeds from debt, net of issuance costs	80,371	-
Principal payments on debt	(5,702)	(818)
Repayments of finance lease obligations	(234)	-
Net cash flow provided by financing activities	$78,163	$37,294
CHANGE IN CASH AND CASH EQUIVALENTS	$13,854	$34,114
CASH AND CASH EQUIVALENTS - beginning of year	82,599	5,052
CASH AND CASH EQUIVALENTS - end of year	$96,453	$39,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenidge Generation Holdings Inc. (“Greenidge”) and its subsidiaries (collectively, the “Company”) own and operate a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities at two locations: the Town of Torrey, New York and Spartanburg, South Carolina. The Company’s cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned or leased by the Company. The earned bitcoin is then exchanged for U.S. dollars. The Company owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator (“NYISO”) power grid. The Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.

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

The Merger combined the respective businesses of Greenidge and Support.com through an all-stock transaction and has been accounted for using the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805, Business Combinations, with Greenidge being deemed the acquiring company for accounting purposes (see Note 3). Prior to the Merger, Greenidge's class A common stock ("class A common stock") was registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, upon completion of the Merger on September 15, 2021, began trading on The Nasdaq Global Select Market under the ticker symbol “GREE”. Concurrently, Support.com deregistered its shares pursuant to the Exchange Act.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements

In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of the Company in Greenidge's 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during 2022.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Recent Accounting Pronouncements, Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As an emerging growth company, the Company has elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 15, 2021. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements.

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

Results of Support.com Operations Since the Merger

For the three months ended March 31, 2022, the acquired Support.com business contributed $8.5 million in revenue and $1.5 million of operating income, which includes approximately $0.2 million of amortization expenses of acquired intangible assets.

Supplemental Pro Forma Financial Information

In accordance with ASC 805, the following supplemental unaudited pro forma information gives effect to the Merger as if it had occurred on January 1, 2021. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:

•
Conforming the accounting policies of Support.com to those applied by Greenidge;
•
Recording certain incremental expenses resulting from purchase accounting adjustments, such as amortization expense in connection with fair value adjustments to intangible assets; and
•
Recording the related tax effects of pro forma adjustments.

Three Months Ended
$ in thousands	March 31, 2021
Revenues	$20,694
Net loss	$(778)

The pro forma results for three months ended March 31, 2021 include $1.6 million of transaction costs for both Greenidge and Support.com ($1.2 million after tax), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021.

The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations of the Company in the future.

4. SEGMENT INFORMATION

Effective September 14, 2021, following the completion of the Merger (see Notes 1 and 3), Support.com began operating within the Company as a separate operating and reporting segment; therefore, Greenidge has two operating and reporting segments since the Merger: (i) Cryptocurrency Datacenter and Power Generation and (ii) Support Services.

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

The Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sales via partners. The Support Services segment operates primarily in the United States, but also has employees located in Philippines, India, Mexico, Colombia and Canada, including those staff providing support services.

The Company’s measure of profit or loss for segment reporting is income (loss) before income taxes, interest and depreciation and amortization and adjusted for share based compensation and excluding items not indicative of ongoing business trends (referred to as “segment Adjusted EBITDA”). This is the measure used by the Company's Chief Operating Decision Maker to assess performance and allocate resources.

The table below presents information about reportable segments for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
$ in thousands	2022	2021
Revenues:
Cryptocurrency Datacenter and Power Generation	$29,155	$11,063
Support Services	8,500	-
Total Revenues	$37,655	$11,063

Segment Adjusted EBITDA
Cryptocurrency Datacenter and Power Generation	$7,344	$4,221
Support Services	1,869	-
Total Segments Adjusted EBITDA	$9,213	$4,221

In addition, the table below provides a reconciliation of the total of the segments Adjusted EBITDA to the consolidated (loss) income before income taxes:

	Three Months Ended March 31,
$ in thousands	2022	2021
Total Segments Adjusted EBITDA	$9,213	$4,221
Depreciation and amortization	(3,978)	(1,261)
Stock-based compensation	(362)	(656)
Merger and other costs	(213)	(105)
Expansion costs	(2,104)	-
Interest expense, net	(3,353)	(188)
Consolidated (loss) income before income taxes	$(797)	$2,011

5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021:

$ in thousands	Estimated Useful Lives	March 31, 2022	December 31, 2021
Plant infrastructure	15 - 39 years	$34,976	$34,725
Miners	5 years	64,138	48,121
Miner facility infrastructure	15 years	15,957	15,143
Land	N/A	13,460	8,460
Equipment	5 years	961	1,660
Software	3 years	636	636
Coal ash impoundment	4 years	2,410	2,410
Construction in process	N/A	45,195	25,856
Miner deposits	N/A	135,327	98,110
		313,060	235,121
Less: Accumulated depreciation		(21,009)	(18,030)
		$292,051	$217,091

Total depreciation expense was $3.7 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

6. INTANGIBLE ASSETS

The following is a summary of finite-lived intangible assets:

$ in thousands	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Balance at December 31, 2021	$3,810	$(273)	$3,537
Amortization expense:
Customer relationships	-	(207)	(207)
Tradename	-	(25)	(25)
Balance at March 31, 2022	$3,810	$(505)	$3,305

As described in Notes 1 and 3, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any intangible assets.

7. DEBT

The Company has entered into equipment finance agreements that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. The following table provides information on the equipment financing agreements:

$ in thousands
					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	March 31, 2022	December 31, 2021
Equipment Financings:
A	December 2020	June 2022	17.0%	$4,482	$—	$1,245
B	December 2020	June 2022	17.0%	428	24	95
C	March 2021	November 2022	17.0%	2,229	991	1,362
D	April 2021	December 2022	17.0%	4,012	2,006	2,674
E - H	May 2021	October 2023	15.0%	15,724	16,089	15,223
I	July 2021	January 2023	17.0%	4,457	2,724	3,468
J	July 2021	March 2023	17.0%	2,717	1,509	1,962
K	October 2021	June 2023	17.0%	2,223	1,606	1,976
L	March 2022	April 2024	13.0%	54,425	52,706	-
Bonds Payable	October 2021	October 2026	8.5%	55,200	51,961	51,843
Bonds Payable	December 2021	October 2026	8.5%	17,000	15,053	14,980
Secured Promissory Note	March 2022	July 2022 / December 2022	6.0%	26,500	25,251	-
					169,920	94,828
Less: Current portion					(66,729)	(19,577)
					$103,191	$75,251

The Company incurred interest expense of $3.4 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, under the terms of these financings.

Master Equipment Financing Agreement

On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”), entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC ("NYDIG"), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022 and will continue to be funded to finance the acquisition of certain miners and related equipment (the “Financed Equipment”). The Borrowers' obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, will be subject to certain covenants and restrictive provisions which will, among other things: limit the Borrowers’ ability to incur additional indebtedness for borrowed money; limit additional liens on the collateral or the equity interests of any of the Borrowers; limit consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); limit disposing of the collateral or any portion of the collateral with certain exceptions; limit the Borrowers’ ability to make certain restricted payments and investments; and limit the ability to create direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which are subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement cannot be voluntarily partially prepaid, but may be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: L."

Secured Promissory Note

On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the “Noteholder”), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to Greenidge (the “Secured Promissory Note”). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note bears interest at a rate of 6% per annum and matures on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that may be elected by Greenidge provided no Event of Default (as defined therein) has occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the Noteholder. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries will be subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.

Fair Value Disclosure

The notional value and estimated fair value of the Company's debt totaled $178.4 million and $169.9 million, respectively, at March 31, 2022. The notional value does not include unamortized discounts and debt issuance costs of $8.5 million at March 31, 2022. The estimated fair value of the Bonds Payable, representing the fair value of our 8.50% senior secured notes due 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the Equipment Financings and Secured Promissory Note, the Company believes the notional values approximate their fair values.

Minimum future principal payments on debt as of March 31, 2022 were as follows:

$ in thousands
Remainder of 2022	$58,116
2023	36,325
2024	11,739
2025	-
2026	72,200
Total	$178,380

8. RELATED PARTY TRANSACTIONS

Letters of Credit

The Company's controlling stockholder, Atlas Holdings LLC ("Atlas"), obtained a letter of credit from a financial institution in the amount of $5.0 million at March 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s environmental liability.

Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at March 31, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 13).

Guarantee

An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty is limited to $1.0 million.

9. STOCKHOLDERS' EQUITY

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, Greenidge entered into a common stock purchase agreement (the “2021 Purchase Agreement”) with B. Riley Principal Capital, LLC (the “Investor”) pursuant to which Greenidge has the right to “put” or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the 2021 Purchase Agreement, from time to time during the term of the 2021 Purchase Agreement. Under the applicable rules of The Nasdaq Stock Market LLC ("Nasdaq"), in no event may Greenidge issue to the Investor under the 2021 Purchase Agreement more than 19.99% of the total number of combined shares of its class A common stock and class B common stock (together, the "common stock") that were outstanding immediately prior to the execution of the 2021 Purchase Agreement (the “Exchange Cap”), unless Greenidge obtains stockholder approval to issue shares in excess of the Exchange Cap in accordance with applicable Nasdaq rules.

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the 2021 Purchase Agreement will be determined by reference to the volume weighted average price of class A common stock during the applicable purchase date on which Greenidge has timely delivered written notice to the Investor directing it to purchase shares under the 2021 Purchase Agreement, less a fixed 5% discount, which shall be increased to a fixed 6% discount at such time that the Company receives aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the 2021 Purchase Agreement. The Investor will have no obligation to purchase shares pursuant to the 2021 Purchase Agreement to the extent that such purchase would cause the Investor to own more than 4.99% of the Company’s issued and outstanding shares of class A common stock.

In connection with the 2021 Purchase Agreement, Greenidge entered into a Registration Rights Agreement with the Investor pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of the class A common stock to be issued under the 2021 Purchase Agreement. The registration statement became effective on October 6, 2021 relating to the resale of 3,500,000 shares of the class A common stock in connection with the 2021 Purchase Agreement. During the three months ended March 31, 2022, the Company issued 415,000 class A common shares pursuant to the 2021 Purchase Agreement for an aggregate sales price of $3.9 million, net of discounts.

10. EQUITY BASED COMPENSATION

In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of class A common stock for issuance under the plan (the “2021 Equity Plan”).

Restricted Common Stock Unit Awards

During the three months ended March 31, 2022, the Company awarded 5,335 restricted common stock units (“RSUs”) under the 2021 Equity Plan to employees, which are generally eligible to vest over a three-year period.

The Company’s unvested RSU awards activity for the three months ended March 31, 2022 is summarized below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2021	516,987	$6.80
Granted	5,335	15.32
Vested	(90,704)	6.25
Unvested at March 31, 2022	431,618	$7.01

The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the three months ended March 31, 2022, the fair market value of the awards granted totaled $0.1 million, and as of March 31, 2022, there was approximately $2.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.

Common Stock Options

The Company’s common stock options activity for the three months ended March 31, 2022 is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding at December 31, 2021	583,080	$6.01	9.2	$5,854
Granted	-	-
Exercised	(334)	6.25
Forfeited	(2,888)	6.25
Outstanding at March 31, 2022	579,858	$6.01	8.9	$1,430
Exercisable as of March 31, 2022	439,225	$5.86	8.9	$1,150

The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. As of March 31, 2022, there was approximately $0.3 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

Stock-based Compensation

The Company recognized stock-based compensation expense of $0.4 million and $0.7 million during the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

11. INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company's effective tax rate was 46.2% and 36.4% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was different from the U.S. federal statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation. The effective tax rate for the three months ended March 31, 2021 includes the recognition of a deferred tax liability caused by the reorganization from a limited liability company to a corporation during the first quarter of 2021.

The Company continues to evaluate the realizability of its deferred tax assets on a quarterly basis and will adjust such amounts in light of changing facts and circumstances. In making such an assessment, management would consider all available positive and negative evidence, including the level of historical taxable income, future reversals of existing temporary differences, tax planning strategies, and projected future taxable income.

12. EARNINGS PER SHARE

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended March 31:
$ in thousands, except per share amounts	2022	2021
Numerator
Net (loss) income	$(429)	$1,279
Less: Net income attributable to the member units before the reorganization	-	(647)
Net (loss) income attributable to Greenidge	$(429)	$632
Denominator
Basic weighted average shares outstanding	41,058	28,139
Dilutive effect of equity awards	-	8
Dilutive effect of convertible preferred stock	-	-
Diluted weighted average shares outstanding	41,058	28,147
(Loss) earnings per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

For the three months ended March 31, 2021, Basic earnings per share is applicable only for the period from January 29, 2021 through March 31, 2021, which is the period following the reorganization of Greenidge Generation Holdings LLC (" GGH") into Greenidge and presents the period that the Company had outstanding common stock. Prior to the reorganization, there were no shares of common stock outstanding, and the limited liability structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements.

For the three months ended March 31, 2022, there was no impact of dilution from any of the outstanding 431,618 RSUs or 579,858 common stock options due to the net loss, since inclusion of any impact from these awards would be antidilutive.

For the three months ended March 31, 2021, there was no impact of dilution from outstanding 616,920 RSUs or 330,744 common stock options, since inclusion of any impact from these awards would be antidilutive.

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

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

Commitments

As of March 31, 2022, the Company had entered into agreements to purchase miners totaling $197.0 million that required deposits of $135.3 million. The Company entered into agreements for committed secured financing on miners totaling $27.7 million that has not yet been funded.

The Company entered into a contract with Empire in September 2020 that provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $158 thousand per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

14. CONCENTRATIONS

The Company has one power customer, NYISO, that accounted for 16% and 19% of its revenue for the three months ended March 31, 2022 and 2021, respectively.

For cryptocurrency datacenter operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators on a daily basis. Revenue from one of the Company’s pool operator customers accounted for approximately 50% of total revenue for the three months ended March 31, 2022. Revenue from a different pool operator customer accounted for approximately 12% and 72% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

The Support Services segment's largest customer accounted for approximately 16% of the Company's consolidated revenue during the three months ended March 31, 2022 and also accounted for approximately 73% and 67% of the Company's consolidated accounts receivable balance at March 31, 2022 and December 31, 2021, respectively. Another customer of the Support Services segment accounted for 11% of the receivable balance at December 31, 2021.

The Company has one natural gas vendor that accounted for approximately 45% and 59% of cost of revenue for the three months ended March 31, 2022 and 2021, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Greenidge had the following noncash investing and financing activities:

	Three Months Ended March 31,
$ in thousands	2022	2021
Property and equipment purchases financed with common stock	$-	$991
Property and equipment purchases in accounts payable	$10,271	$876
Contribution of GGH Preferred Units and Senior Priority Units for common stock	$-	$69,276
Contribution of related party notes payable and accrued interest for common stock	$-	$3,615

16. SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 16, 2022, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

Equity Purchase Agreement with B. Riley Principal Capital, LLC

In April 2022, Greenidge and the Investor terminated the 2021 Purchase Agreement and entered into a new Purchase Agreement.

As disclosed in Note 9, Greenidge entered into the 2021 Purchase Agreement with the Investor whereby the Company had the right to sell to the Investor a certain amount of its class A common stock, subject to certain conditions and limitations, from time to time during the term of the 2021 Purchase Agreement. Greenidge and the Investor entered into a mutual termination agreement on April 6, 2022 (the "Mutual Termination"), which became effective immediately upon signing. Prior to the termination, the Company had sold an aggregate of 2,547,500 shares of class A common stock pursuant to the 2021 Purchase Agreement representing proceeds of $54.9 million, net of discounts, under the 2021 Purchase Agreement. The Company did not incur any early termination penalties as a result of the Mutual Termination.

On April 7 2022, Greenidge entered into a new common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022 (as amended, the “2022 Purchase Agreement”) with the Investor. Pursuant to the 2022 Purchase Agreement, Greenidge has the right to sell to the Investor up to $500 million in shares of its class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. Under the applicable Nasdaq rules, unless stockholder approval is obtained, Greenidge may not sell more than 19.99% of the total number of shares of its class A common stock and class B common stock issued and outstanding immediately prior to the execution of the 2022 Purchase Agreement, which number of shares shall be reduced on a share-for-share basis by the number of shares of class A common stock that may be aggregated with the transactions contemplated by the 2022 Purchase Agreement under the applicable Nasdaq rules. Sales of common stock pursuant to the 2022 Purchase Agreement, and the timing of any sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to the Investor under the 2022 Purchase Agreement.

In connection with the 2022 Purchase Agreement, Greenidge entered into a Registration Rights Agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s class A common stock to be issued under the 2022 Purchase Agreement. The registration statement became effective on April 28, 2022, relating to the resale of 5,720,951 shares of Greenidge’s class A common stock in connection with the 2022 Purchase Agreement.

From April 28, 2022 to May 16, 2022, we issued 15,000 shares of our class A common stock to the Investor pursuant to the Purchase Agreement for aggregate proceeds of approximately $0.1 million, net of discounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2021 and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries). You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Cryptocurrency Datacenter and Power Generation Segment

We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the “South Carolina Facility” and, together with the New York Facility, the “facilities”). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt (“MW”) natural gas power generation facility that has undergone a remarkable transformation in recent years. We generate all the power we require for our cryptocurrency datacenter operations in the New York Facility, where we enjoy low power costs due to our access to the Millennium Pipeline price hub, which provides relatively low market rates for natural gas. At the South Carolina Facility, we purchase power from a supplier of approximately 60% zero-carbon sourced energy. We believe our competitive advantages include low fixed costs, an efficient mining fleet and in-house operational expertise. We are currently mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.

As of March 31, 2022, we powered approximately 56 MW of mining capacity capable of producing an estimated aggregate hash rate of 1.6 EH/s at our facilities, substantially all of which is dedicated to bitcoin mining. Our Cryptocurrency Datacenter and Power Generation segment generates revenue i) through the exchange of bitcoins earned by ASICs as rewards and transaction fees for U.S. dollars and, to a much lesser extent, through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and ii) through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State’s power grid at prices set on a daily basis through the NYISO wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

We believe that our behind-the-meter power generation capability provides a stable, cost-effective source of power for cryptocurrency datacenter activities. Our behind-the-meter power generation capability provides us with stable delivery due to the absence of any contract negotiation risk with third-party power suppliers, the absence of transmission and distribution cost risk and the firm delivery of natural gas for our New York Facility via our captive pipeline. Notwithstanding the structural stability of our behind-the-meter capabilities, we do however procure natural gas at our New York Facility through a third-party energy manager which schedules delivery of our natural gas needs from the wholesale market which is subject to price volatility. We procure the majority of our natural gas at spot prices and enter into fixed price forward contracts from time to time for the purchase of a portion of anticipated natural gas purchases based on prevailing market conditions to partially mitigate the financial impacts of natural gas price volatility and to manage commodity risk. These forward contracts qualify for the normal purchases and sales exception under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, as it is probable that these contracts will result in physical delivery.

Volatility in the natural gas market may impact our results of operations and financial performance. Natural gas prices have been on an upward trajectory since June of 2021 and are expected to continue at elevated levels during 2022. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Support Services Segment

Our Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but also has employees located in Philippines, India, Mexico, Columbia and Canada, including staff providing support services.

Miner Fleet Growth

During the three months ended March 31, 2022, we deployed approximately 2,100 additional miners, bringing our total miners to approximately 19,400, capable of producing an estimated aggregate hash rate of approximately 1.6 EH/s and consuming capacity of approximately 56 MW. At March 31, 2022, we had approximately 29,600 miners ordered from Bitmain anticipated to be delivered by the end of the year, representing approximately 3.1 EH/s in additional capacity, including our launch order for Bitmain’s new Antminer S19 XP. These new advanced miners have substantially greater hash rate capacities and use electric power more efficiently than our existing miner fleet.

Results of Operations

The following table sets forth key components of the results of operations of Greenidge during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021	Variance
Total revenue	$37,655	$11,063	240.4%
Cost of revenue (exclusive of depreciation and amortization shown below)	16,550	4,583	261.1%
Selling, general and administrative expenses	14,392	3,229	345.7%
Merger and other costs	213	105	102.9%
Depreciation and amortization	3,978	1,261	215.5%
Income from operations	2,522	1,885	33.8%
Other (expense) income:
Interest expense, net	(3,353)	(166)	1919.9%
Interest expense - related party	-	(22)	-100.0%
(Loss) gain on sale of digital assets	(5)	295	-101.7%
Other income, net	39	19	105.3%
Total other (expense) income, net	(3,319)	126	-2734.1%
(Loss) income before income taxes	(797)	2,011	-139.6%
(Benefit) provision for income taxes	(368)	732	-150.3%
Net (loss) income	$(429)	$1,279	-133.5%
Adjusted Amounts (a)
Adjusted income from operations	$4,839	$1,990
Adjusted operating margin	12.9%	18.0%
Adjusted net income	$1,263	$1,355
Other Financial Data (a)
EBITDA	$6,534	$3,460
as a percent of revenues	17.4%	31.3%
Adjusted EBITDA	$9,213	$4,221
as a percent of revenues	24.5%	38.2%
(a)
Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Revenue

	Three Months Ended March 31,
$ in thousands	2022	2021	Variance
Cryptocurrency datacenter	$23,232	$8,997	158.2%
Power and capacity	5,923	2,066	186.7%
Services and other	8,500	-	N/A
Total revenue	$37,655	$11,063	240.4%

The components of revenue, expressed as a percentage of total revenue were:

	Three Months Ended March 31,
	2022	2021
Cryptocurrency datacenter	61.7%	81.3%
Power and capacity	15.7%	18.7%
Services and other	22.6%	N/A
Total revenue	100.0%	100.0%

Total revenue increased $26.6 million, or 240.4%, during the three months ended March 31, 2022 as compared to the prior year period. The increase in revenue was driven primarily by the Cryptocurrency Datacenter and Power Generation segment, specifically our cryptocurrency datacenter operations, due to our significantly expanded miner fleet over the last year. The merger with Support.com, whereby GGH Merger Sub, Inc., a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. (“Support.com”), with Support.com continuing as the surviving corporation (the “Merger”) and wholly-owned subsidiary of Greenidge, increased revenue $8.5 million during the three month period ended March 31, 2022 as compared to the prior year period.

Refer to the "Segment Discussion" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,
$ in thousands	2022	2021	Variance
Cryptocurrency datacenter	$8,456	$2,574	228.5%
Power and capacity	4,023	2,009	100.2%
Services and other	4,071	-	N/A
Total cost of revenue	$16,550	$4,583	261.1%
As a percentage of total revenue	44.0%	41.4%

Total cost of revenue, exclusive of depreciation and amortization, increased 261.1% to $16.6 million in the three months ended March 31, 2022 as compared to the prior year period due to the significant increase in cryptocurrency datacenter fleet requiring an increase in the use of megawatt hours ("MWh"). Additionally, the cost of revenue per MWh (exclusive of depreciation and amortization) increased significantly for both cryptocurrency datacenter operations and power and capacity operations primarily due to a significant increase in the natural gas cost per dekatherm, which increased approximately 83% in the three months ended March 31, 2022 as compared to the same period of 2021. The Merger added $4.1 million to cost of revenue, or 88.9%, to total cost of revenue for the three months ended March 31, 2022 as compared to the prior year period.

Total cost of revenue as a percentage of total revenue increased due primarily to the inclusion of the Support Services Segment, which operates at a lower margin than our Cryptocurrency Datacenter and Power Generation Segment, and also due to the impact of the higher cost of natural gas on the Cryptocurrency Datacenter and Power Generation segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $11.2 million, or 345.7%, for the three months ended March 31, 2022 as compared to the prior year period primarily due to costs related to operating as a public company and costs of corporate infrastructure to support the Company’s growth, including $2.1 million of costs related to assessing potential expansion opportunities, costs of insurance, and wages associated with increased headcount. In addition, the Merger added $2.6 million of selling, general and administrative expenses.

Merger and other costs

Merger and other costs represented costs associated with the Merger, as well as professional and other fees associated with becoming a publicly traded company.

Depreciation and amortization

Depreciation and amortization increased $2.7 million, or 215.5%, for the three months ended March 31, 2022 as compared to the prior year period primarily due to the purchase and deployment of additional miners. Additionally, the acquisition of

Support.com increased depreciation and amortization by $0.3 million, or 25.8%, for the three months ended March 31, 2022 as compared to the prior year period.

Income from operations

Greenidge reported income from operations of $2.5 million for the three months ended March 31, 2022 as compared to $1.9 million for the three months ended March 31, 2021. The increase in the income from operations during the three months ended March 31, 2022, was driven by the increased cryptocurrency datacenter operations, partially offset by the increased natural gas cost and higher costs to support our overall growth, including costs of being a public company, expansion costs and higher depreciation and amortization.

Adjusted income from operations was $4.8 million for the three months ended March 31, 2022, an increase of 143.2% as compared to the same period of 2021. The improvement in adjusted operating income as compared to the same period of 2021 is primarily attributable to an increase in bitcoin mining hash rate, partially offset by higher costs, primarily the increased cost of natural gas and higher depreciation and amortization. Adjusted income from operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Other (expense) income, net

During the three months ended March 31, 2022, Greenidge incurred other expense as compared to other income in the same period of 2021, primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.

(Benefit) provision for income taxes

The Company recognized an income tax benefit of $0.4 million, or an effective tax rate of 46.2%, during the three months ended March 31, 2022 and a provision for income taxes of $0.7 million, or an effective tax rate of 36.4%, during the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was different from the U.S. federal statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation. The effective tax rate for the three months ended March 31, 2021 includes the recognition of a deferred tax liability caused by the reorganization from a limited liability company to a corporation during the first quarter of 2021.

Net (Loss) Income

As a result of the factors described above, Greenidge incurred a net loss of $0.4 million for the three months ended March 31, 2022 as compared to net income of $1.3 million for the three months ended March 31, 2021.

On an adjusted basis, excluding the after-tax impact of the Merger-related costs, costs associated with becoming a public company and expansions costs, adjusted net income during the three months ended March 31, 2022 would have been $1.3 million as compared to $1.4 million in the same period in 2021. Adjusted net income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Segment Discussion

The following summary of revenue and segment Adjusted EBITDA provides a basis for the discussion that follows. Greenidge evaluates the performance of its reportable segments based on Adjusted EBITDA, which excludes items not indicative of ongoing business trends. The reported amounts in the table below are from the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

	Three Months Ended March 31,
$ in thousands	2022	2021	Variance
REVENUE
Cryptocurrency Datacenter and Power Generation	$29,155	$11,063	164%
Support Services	8,500	-	N/A
Total Revenue	$37,655	$11,063	240%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$7,344	$4,221	74%
Support Services	1,869	-	N/A
Total Adjusted EBITDA	$9,213	$4,221	118%

Reconciliation to (loss) income before income taxes:
Depreciation and amortization	(3,978)	(1,261)
Stock-based compensation	(362)	(656)
Merger and other costs	(213)	(105)
Expansion costs	(2,104)	-
Interest expense, net	(3,353)	(188)
Consolidated (loss) income before income taxes	$(797)	$2,011

Cryptocurrency Datacenter and Power Generation Segment

The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.

$ in thousands, except $ per MWh	Three Months Ended March 31,
and average bitcoin price	2022	2021	Variance
Cryptocurrency datacenter	$23,232	$8,997	158.2%
Power and capacity	5,923	2,066	186.7%
Total revenue	$29,155	$11,063	163.5%

MWh
Cryptocurrency datacenter	101,090	48,286	109.4%
Power and capacity	53,261	40,328	32.1%
Revenue per MWh
Cryptocurrency datacenter	$230	$186	23.7%
Power and capacity	$111	$51	117.6%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$8,456	$2,574	228.5%
Power and capacity	$4,023	$2,009	100.2%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$84	$53	58.5%
Power and capacity	$76	$50	52.0%

Cryptocurrency Datacenter Metrics
Bitcoins produced	561	213	163.4%
Average bitcoin price	$41,188	$45,211	-8.9%
Average hash rate (EH/s)			267.3%
Average difficulty			26.4%

Revenue

Cryptocurrency datacenter revenue

For its cryptocurrency datacenter revenue, we generate electricity on-site from our power plant located at the New York Facility and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue increased by $14.2 million, or 158.2%, during the three months ended March 31, 2022. Such increase was attributable to our increased mining fleet resulting in a 267.3% increase in the average hash rate during the three months ended March 31, 2022. The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 561 bitcoins in the first quarter of 2022 as compared to 213 bitcoins in the first quarter of 2021. The increased number of bitcoins produced, partially offset by the lower average bitcoin price in 2022, resulted in the significant growth in cryptocurrency datacenter revenue.

Power and capacity revenue

Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased 186.7% to $5.9 million during the first quarter of 2022 as a result of higher prices, signified by the higher power and capacity revenue per MWh, and an increase in volume, signified by the increase in power and capacity MWh. Due to more severe weather in the month of January 2022 as compared to 2021, we curtailed cryptocurrency datacenter operations at the New York Facility for a period of time when there was a spike in power demand, which coincided with higher prices for electricity.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the Cryptocurrency Datacenter and Power Generation segment increased to $7.3 million for the first quarter of 2022 from $4.2 million in the first quarter of 2021. The increase in segment Adjusted EBITDA was driven by the significant increase in cryptocurrency datacenter operations due to the expansion of our mining fleet, as well as the higher pricing for power during the first quarter of 2022 due to weather conditions in New York during January 2022. The increased revenue was partially offset by higher costs, including higher natural gas cost and increased administrative costs to support the business expansion.

Cryptocurrency datacenter revenue per MWh and power and capacity revenue per MWh are used by management to consider the extent to which it will generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation and amortization) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized. Depreciation and amortization costs are excluded from the cost of revenue (exclusive of depreciation and amortization) per MWh metric; therefore, not all cost of revenues for cryptocurrency datacenter and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation and amortization) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.

Support Services Segment

Greenidge acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there were no operations included in our consolidated results in the first quarter of 2021. Support Services had revenue of $8.5 million and segment Adjusted EBITDA of $1.9 million in the three months ended March 31, 2022.

Critical Accounting Policies and Estimates

The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with goodwill and intangible assets, accounts receivable, digital assets, emissions expense and credits, environmental and asset retirement obligations and revenue recognition. Management evaluates its policies and assumptions on an ongoing basis.

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Non-GAAP Measures and Reconciliations

The following non-GAAP measures are intended to supplement investors' understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

	Three Months Ended March 31,
$ in thousands	2022	2021
Adjusted operating income
Income from operations	$2,522	$1,885
Merger and other costs	213	105
Expansion costs	2,104	-
Adjusted income from operations	$4,839	$1,990
Adjusted operating margin	12.9%	18.0%

Adjusted net income
Net (loss) income	$(429)	$1,279
Merger and other costs, after tax	156	76
Expansion costs, after tax	1,536	-
Adjusted net income	$1,263	$1,355

EBITDA and Adjusted EBITDA
Net (loss) income	$(429)	$1,279
(Benefit) provision for income taxes	(368)	732
Interest expense, net	3,353	188
Depreciation and amortization	3,978	1,261
EBITDA	6,534	3,460
Stock-based compensation	362	656
Merger and other costs	213	105
Expansion costs	2,104	-
Adjusted EBITDA	$9,213	$4,221

EBITDA and Adjusted EBITDA

“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to costs associated with the Merger, costs of becoming a public company (which included the costs of corporate reorganization from an limited liability company, public registration of shares and associated costs), business expansion costs, fair value adjustments for certain financial liabilities (including asset retirement obligations), costs associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our

GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA above and not rely on any single financial measure to evaluate our business.

Liquidity and Capital Resources

On March 31, 2022, we had cash and cash equivalents of $96.5 million. To date, we have primarily relied on debt and equity financing to fund our operations and to meet ongoing working capital needs and to execute on the initial stages of our business plan. During the first quarter of 2022, we obtained approximately $108 million of additional committed financings, of which approximately $81 million was funded during March 2022, through two different agreements described further below.

We may seek to raise capital through alternative sources, such as a public offering, an additional private placement of our equity or debt securities or traditional or non-traditional credit facilities. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our class A common stock could decline. Furthermore, if we engage in additional debt financing, the debt holders would likely have priority over our stockholders, on order of payment preference.

While we held a relatively small amount of digital assets for an extended period as of March 31, 2022, our current business strategy is to sell digital assets within a short period after earning such assets. We may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Our liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of March 31, 2022, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Debt payments	$220,627	$66,036	$70,117	$84,474	$-
Leases	$608	367	241	-	-
Miner and other purchase commitments	$61,342	61,342	-	-	-
Environmental and asset retirement obligations	$11,415	1,037	4,298	2,142	3,938
Natural Gas Transportation	$16,116	1,422	3,792	3,792	7,110
Total	$310,108	$130,204	$78,448	$90,408	$11,048

The debt payments included in the table above include the principal, interest and risk premium amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments.

At March 31, 2022, we had $135.3 million of cash on deposit for future miner purchases and have significant future commitments related to these purchases included in the table above. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas; therefore, we may require additional capital in order to meet the commitments above. Management believes that our existing financial resources, combined with our ability to delay or alter our planned expansion steps, are sufficient to meet our operating and capital requirements for at least 12 months from the date these condensed consolidated financial statements are issued. This is predicated on us achieving our forecast which could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions (including if further COVID-19 outbreaks require further statewide shutdowns) and the other matters identified in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021.

Summary of Cash Flow

The following table provides information about our net cash flow (in thousands) for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
$ in thousands	2022	2021
Net cash provided by operating activities	$6,330	$2,487
Net cash used in investing activities	(70,639)	(5,667)
Net cash provided by financing activities	78,163	37,294
Net change in cash and cash equivalents	13,854	34,114
Cash and cash equivalents at beginning of year	82,599	5,052
Cash and cash equivalents at end of period	$96,453	$39,166

Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2022, as compared to $2.5 million for the three months ended March 31, 2021. The increase in the operating cash flow during the first three months of 2022 as compared to 2021 was driven primarily by benefits from working capital as accounts payable and accrued expenses increased more significantly in 2022 than in 2021.

Net cash used in investing activities was $70.6 million for the three months ended March 31, 2022, as compared to $5.7 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, purchases of and deposits for property and equipment significantly increased as compared to the prior year due to the expansion of our miner fleet for cryptocurrency mining.

Net cash provided by financing activities was $78.2 million for the three months ended March 31, 2022, as compared to $37.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the net cash provided by financing activities consisted of $80.4 million of net proceeds from debt and $3.8 million of net proceeds from issuance of common stock, offset by $5.9 million of payments of debt principal and finance lease obligations. For the first three months of 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock and $1.0 million of proceeds from stock options exercised, partially offset by $0.8 million of principal payments on debt.

Master Equipment Finance Agreement

On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”) entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54.0 million in March 2022 and will continue to be funded to finance the acquisition of certain bitcoin miners and related equipment (the “Financed Equipment”). The Borrower’s obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers including without limitation the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment.

Secured Promissory Note

In addition to the NYDIG Financing Agreement, on March 18, 2022, Greenidge also issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the “Noteholder”), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to the Company (the “Secured Promissory Note”). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note bears interest at a rate of 6% per annum and matures on July 20, 2022, subject to up to five 30-day extensions that may be elected by Greenidge provided no Event of Default (as defined therein) has occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the Noteholder. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at the South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.

Refer to Note 7, Debt, to the Condensed Consolidated Financial Statements of this form 10-Q for a further discussion of the Company's debt.

Emerging Growth Company Status

We qualify as an “emerging growth company” under the Jumpstart our Business Startups Act ("JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•
have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
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

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. For information on legal proceedings, refer to Note 13. Commitments and Contingencies—Legal Matters in our unaudited condensed consolidated financial statements included elsewhere in this report.

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenged the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter in the Town of Torrey. We were joined in the petition as a necessary party. The petition asserted two errors by the Town of Torrey in its review of the site plan. In April, 2022, the Supreme Court of the State of New York, Yates County denied the parties’ petition.

Item 1A. Risk Factors

Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021, includes a discussion of our risk factors which are incorporated herein. Through the quarterly period covered by this report, there have been no material changes to the risk factors disclosed in Greenidge's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2021, we entered into a purchase agreement (the “2021 Purchase Agreement”), with B. Riley Principal Capital, LLC (“BRPC”) pursuant to which we had the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2021 Purchase Agreement, from time to time over the 24-month period commencing on October 6, 2021. On April 6, 2022, we and BRPC mutually agreed to terminate the 2021 Purchase Agreement, effective immediately on such date. From January 1, 2022 to April 6, 2022, we issued 415,000 shares of our class A common stock to BRPC under the Purchase Agreement. We intend to use the net proceeds for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

On April 7, 2022, we entered into a common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement dated as of April 13, 2022 (as amended, the “2022 Purchase Agreement”) with BRPC, pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From April 28, 2022 to May 16, 2022, we issued 15,000 shares of our class A common stock to BRPC under the Purchase Agreement. We intend to use the net proceeds, if any, for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description
10.1+

Secured Promissory Note, dated March 18, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on March 24, 2022)

10.2

Master Equipment Finance Agreement, dated as of March 21, 2022, by and among GTX Gen 1 Collateral LLC, GNY Collateral LLC, GSC Collateral LLC, Greenidge Generation Holdings Inc., each guarantor party thereto, and NYDIG ABL LLC, as lender, servicer and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on March 24, 2022)

10.3

Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 8, 2022)

10.4

Registration Rights Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on April 8, 2022)

10.5

Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 14, 2022)

31.1*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Greenidge Generation Holdings Inc.

Date: May 16, 2022	By:	/s/ Jeffrey E. Kirt
Jeffrey E. Kirt
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Robert Loughran
Robert Loughran
Chief Financial Officer