Form 10-Q
period 2022-06-30
Greenidge Generation Holdings Inc.
filed 2022-08-15
CIK 1844971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

As of August 12, 2022, the registrant had 13,392,448 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” “would” “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders, are forward-looking statements.

Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of Greenidge's Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on March 31, 2022 and in this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Greenidge's forward-looking statements in light of those risks.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,382	$82,599
Short term investments	-	496
Digital assets	323	476
Accounts receivable	6,520	5,524
Prepaid expenses	11,286	9,146
Emissions and carbon offset credits	1,260	2,361
Total current assets	85,771	100,602
LONG-TERM ASSETS:
Property and equipment, net	249,202	217,091
Right-of-use assets	1,278	1,472
Intangible assets, net	3,073	3,537
Goodwill	3,062	3,062
Deferred tax assets	17	15,058
Other long-term assets	563	445
Total assets	$342,966	$341,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,054	$5,923
Accrued emissions expense	3,890	2,634
Accrued expenses	17,424	10,375
Income taxes payable	165	2,481
Long-term debt, current portion	65,016	19,577
Lease obligations, current portion	291	736
Total current liabilities	98,840	41,726
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	110,752	75,251
Lease obligations, net of current portion	166	193
Asset retirement obligations	-	2,691
Environmental liability	22,415	8,615
Other long-term liabilities	361	368
Total liabilities	232,534	128,844
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 41,918,820 and 40,865,336 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	288,301	281,815
Cumulative translation adjustment	(166)	-
Accumulated deficit	(177,707)	(69,396)
Total stockholders' equity	110,432	212,423
Total liabilities and stockholders' equity	$342,966	$341,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Contents

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Cryptocurrency datacenter	$20,067	$14,064	$43,300	$23,061
Power and capacity	2,859	2,112	8,782	4,178
Services and other	8,413	-	16,912	-
Total revenue	31,339	16,176	68,994	27,239
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency datacenter (exclusive of depreciation and amortization)	11,664	2,754	20,121	5,150
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	3,172	1,970	7,195	3,996
Cost of revenue - services and other (exclusive of depreciation and amortization)	3,573	-	7,644	-
Selling, general and administrative	11,088	3,627	25,480	6,812
Merger and other costs	485	938	698	1,248
Depreciation and amortization	4,867	1,603	8,845	2,864
Impairment of long-lived assets	71,500	-	71,500	-
Remeasurement of environmental liability	11,109	-	11,109	-
Total operating costs and expenses	117,458	10,892	152,592	20,070
(Loss) income from operations	(86,119)	5,284	(83,598)	7,169
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(6,910)	(202)	(10,262)	(368)
Interest expense - related party	-	-	-	(22)
(Loss) gain on sale of digital assets	(10)	(154)	(15)	141
Gain on sale of assets	629	-	629	-
Other income (loss), net	17	(13)	57	6
Total other expense, net	(6,274)	(369)	(9,591)	(243)
(Loss) income before income taxes	(92,393)	4,915	(93,189)	6,926
Provision for income taxes	15,489	1,397	15,121	2,129
Net (loss) income	(107,882)	3,518	(108,310)	4,797
Foreign currency translation adjustment	(134)	-	(166)	-
Comprehensive (loss) income	$(108,016)	$3,518	$(108,476)	$4,797

(Loss) earnings per share:
Basic	$(2.61)	$0.12	$(2.62)	$0.15
Diluted	$(2.61)	$0.10	$(2.62)	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share and member unit data)

					Additional	Common Units		Preferred Units		Senior Priority Units		Total	Cumulative
	Preferred Stock		Common Stock		Paid - In	Number	Members'	Number	Members'	Number	Members'	Members'	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	of Units	Capital	of Units	Capital	of Units	Capital	Capital	Adjustment	Deficit	Total
Balance at January 1, 2022	-	$-	40,865,336	$4	$281,815	-	$-	-	$-	-	$-	$-	$-	$(69,396)	$212,423
Stock-based compensation expense	-	-	-	-	362	-	-	-	-	-	-	-	-	-	362
Issuance of shares, net of issuance costs of $147	-	-	415,000	-	3,791	-	-	-		-	-	-	-	-	3,791
Restricted shares award issuance, net of withholdings	-	-	82,601	-	(65)	-	-	-	-	-	-	-	-	-	(65)
Proceeds from stock options exercised	-	-	334	-	2	-	-	-	-	-		-	-	-	2
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(32)	-	(32)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		(429)	(429)
Balance at March 31, 2022	-	$-	41,363,271	$4	$285,905	-	$-	-	$-	-	$-	$-	$(32)	$(69,825)	$216,052
Stock-based compensation expense	-	-	-	-	306	-	-	-	-	-	-	-	-	-	306
Issuance of shares, net of issuance costs of $342	-	-	553,587	-	2,078	-	-	-		-	-	-	-	-	2,078
Proceeds from stock options exercised	-	-	1,962	-	12	-	-	-	-	-		-	-	-	12
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(134)	-	(134)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-		(107,882)	(107,882)
Balance at June 30, 2022	-	$-	41,918,820	$4	$288,301	-	$-	-	$-	-	$-	$-	$(166)	$(177,707)	$110,432

Balance at January 1, 2021	-	$-	-	$-	$-	750	$-	39,228	$39,074	10,000	$30,202	$69,276	$-	$(24,916)	$44,360
Contribution of GGH Preferred Units, GGH Senior Priority Units, and notes payable to related party for GGHI Common Stock	-	-	26,800,300	3	72,888	-	-	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	-	-	3,615
Contribution of GGH Common Units for GGHI Common Stock	-	-	1,199,700	-	-	(750)	-	-	-	-	-	-	-	-	-
Proceeds from sale of preferred stock, net of stock issuance costs of $3,387	1,620,000	1	-	-	37,112	-	-	-	-	-	-	-	-	-	37,112
Stock-based compensation expense	-	-	-	-	656	-	-	-	-	-	-	-	-	-	656
Proceeds from stock options exercised	-	-	160,000	-	1,000	-	-	-	-	-	-	-	-	-	1,000
Stock issued to purchase miners	-	-	160,000	-	991	-	-	-	-	-	-	-	-	-	991
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	1,279	1,279
Balance at March 31, 2021	1,620,000	$1	28,320,000	$3	$112,647	-	$-	-	$-	-	$-	$-	$-	$(23,637)	$89,014
Stock-based compensation expense	-	-	-	-	407	-	-	-	-	-	-	-	-	-	407
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	3,518	3,518
Balance at June 30, 2021	1,620,000	$1	28,320,000	$3	$113,054	-	$-	-	$-	-	$-	$-	$-	$(20,119)	$92,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(108,310)	$4,797
Adjustments to reconcile net (loss) income to net cash flow from operating activities:
Depreciation and amortization	8,845	2,864
Deferred income taxes	15,040	482
Impairment of long-lived assets	71,500	-
Amortization of debt issuance costs	1,909	-
Accretion of asset retirement obligations	-	68
Loss (gain) on sale of digital assets	10	(141)
Gain on sale of assets	(629)	-
Remeasurement of environmental liability	11,109	67
Stock-based compensation expense	669	1,063
Changes in operating assets and liabilities:
Accounts receivable	(996)	21
Emissions and carbon offset credits	1,102	258
Prepaids and other assets	(2,272)	(2,129)
Accounts payable	(800)	(870)
Accrued emissions	1,256	(1,268)
Accrued expenses	7,038	2,623
Income taxes payable	(2,316)	1,567
Net cash flow provided by operating activities	$3,155	$9,402
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	$(105,380)	$(29,581)
Proceeds from sale of assets	1,136	-
Proceeds from sale of marketable securities	496	-
Net cash flow used in investing activities	$(103,748)	$(29,581)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	$-	$37,112
Proceeds from issuance of common stock, net of issuance costs	5,869	-
Proceeds from stock options exercised	14	1,000
Restricted stock unit awards settled in cash for taxes	(65)	-
Proceeds from debt, net of issuance costs	96,605	15,686
Principal payments on debt	(17,574)	(1,760)
Proceeds from capital lease obligations	-	1,404
Repayments of capital lease obligations	(473)	(425)
Net cash flow provided by financing activities	$84,376	$53,017
CHANGE IN CASH AND CASH EQUIVALENTS	$(16,217)	$32,838
CASH AND CASH EQUIVALENTS - beginning of year	82,599	5,052
CASH AND CASH EQUIVALENTS - end of year	$66,382	$37,890

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

The Merger combined the respective businesses of Greenidge and Support.com through an all-stock transaction and has been accounted for using the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 805, Business Combinations, with Greenidge being deemed the acquiring company for accounting purposes (see Note 3). Prior to the Merger, Greenidge's class A common stock ("class A common stock") was registered pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, upon completion of the Merger on September 15, 2021, began trading on The Nasdaq Global Select Market ("Nasdaq") under the ticker symbol “GREE”. Concurrently, Support.com deregistered its shares pursuant to the Exchange Act.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Consolidated Financial Statements

In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Standards ("GAAP") for complete financial statements.

The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of the Company in Greenidge's 2021 Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during 2022.

In accordance with the FASB Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern.

During the three months ended June 30, 2022, the price of bitcoin decreased approximately 57% and the price of natural gas increased approximately 53%. The Company’s profit and cash flows are impacted significantly by volatility in the prices of bitcoin and natural gas, and the volatility in these commodity prices significantly impacted the Company's results during the three months ended June 30, 2022. At June 30, 2022, the Company had $66.4 million of cash and $0.6 million of bitcoin holdings at fair value, while having $33.4 million of accounts payable and accrued expenses, as well as $65 million of principal payments plus interest payments on debt due within the next 12 months.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has evaluated different options to improve its liquidity to fund the Company’s expenses and to support the Company’s debt servicing requirements. These options include, but are not limited to:

•
selling or monetizing certain assets, including but not limited to sales of additional miners, sales of surplus mining infrastructure equipment, or sales of unannounced and undeveloped locations the Company was evaluating for expansion;
•
issuances of equity, including but not limited to issuances under the 2022 Purchase Agreement (as defined below);
•
migrating certain of its equipment to lower cost locations; and
•
negotiating with lenders to modify the terms of certain of the Company’s existing financings.

On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the "Noteholder"), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to Greenidge (the "Secured Promissory Note"). In the Company's efforts to further improve liquidity, Greenidge and the Noteholder amended the Secured Promissory Note on August 10, 2022. The amendment extended the maturity to June 2023, reduced scheduled monthly amortization payments and reduced mandatory prepayments. The Company has received proceeds of $57.3 million since October 2021 from sales of common stock under the 2021 Purchase Agreement (as defined below) and the 2022 Purchase Agreement (as defined below), of which $2.4 million of proceeds, net of discounts, was received during the three months ended June 30, 2022. Additionally, the Company has sold certain of its miners and equipment during the three months ended June 30, 2022 for proceeds of $1.9 million.

While the Company believes it will be successful in its efforts to implement the options to improve liquidity, which will allow it to meet its financial commitments for at least the next twelve months, there can be no assurance that these efforts will be successful.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

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

Results of Support.com Operations Since the Merger

For the three months ended June 30, 2022, the acquired Support.com business contributed $8.4 million in revenue and $1.7 million of operating income, which includes approximately $0.2 million of amortization expenses of acquired intangible assets. For the six months ended June 30, 2022, the acquired Support.com business contributed $16.9 million in revenue and $3.2 million of operating income, which includes approximately $0.5 million of amortization expenses of acquired intangible assets.

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
•
Recording the related tax effects of pro forma adjustments.

	Three Months Ended	Six Months Ended
$ in thousands	June 30, 2021	June 30, 2021
Revenues	$24,688	$45,382
Net income	$3,489	$1,469

The pro forma results for three and six months ended June 30, 2021 include $0.9 million and $2.5 million, respectively, of transaction costs for both Greenidge and Support.com ($0.6 million and $1.8 million after tax, respectively), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021.

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

The table below presents information about reportable segments for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Revenues:
Cryptocurrency Datacenter and Power Generation	$22,926	$16,176	$52,082	$27,239
Support Services	8,413	-	16,912	-
Total Revenues	$31,339	$16,176	$68,994	$27,239

Segment Adjusted EBITDA
Cryptocurrency Datacenter and Power Generation	$835	$8,065	$8,181	$12,491
Support Services	2,037	-	3,905	-
Total Segments Adjusted EBITDA	$2,872	$8,065	$12,086	$12,491

In addition, the table below provides a reconciliation of the total of the Segments Adjusted EBITDA to the consolidated (loss) income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Total Segments Adjusted EBITDA	$2,872	$8,065	$12,086	$12,491
Depreciation and amortization	(4,867)	(1,603)	(8,845)	(2,864)
Stock-based compensation	(306)	(407)	(669)	(1,063)
Merger and other costs	(485)	(938)	(698)	(1,248)
Expansion costs	(88)	-	(2,192)	-
Interest expense, net	(6,910)	(202)	(10,262)	(390)
Long-lived asset impairment	(71,500)	-	(71,500)	-
Remeasurement of environmental liability	(11,109)	-	(11,109)	-
Consolidated (loss) income before income taxes	$(92,393)	$4,915	$(93,189)	$6,926

5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021:

$ in thousands	Estimated Useful Lives	June 30, 2022	December 31, 2021
Plant infrastructure	15 - 39 years	$10,454	$34,725
Miners	5 years	107,431	48,121
Miner facility infrastructure	15 years	30,950	15,143
Land	N/A	8,460	8,460
Equipment	5 years	821	1,660
Software	3 years	569	636
Coal ash impoundment	4 years	-	2,410
Construction in process	N/A	21,950	25,856
Miner deposits	N/A	92,019	98,110
		272,654	235,121
Less: Accumulated depreciation		(23,452)	(18,030)
		$249,202	$217,091

Total depreciation expense was $4.9 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively and $8.8 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value.

As a result of the significant reduction in the price of bitcoin and increased energy prices during the three months ended June 30, 2022, the Company recognized a noncash impairment charge of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach. The excess of the book value over the estimated fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.

Additionally, as a result of the impairment assessment, the Company has reevaluated the useful lives of the assets and adjusted the lives of the miners from 5 years to 3 years and the lives of plant infrastructure from 15 - 39 years to 10 years effective July 1, 2022.

6. INTANGIBLE ASSETS

As described in Notes 1 and 3, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any intangible assets.

The following is a summary of finite-lived intangible assets:

$ in thousands
As of June 30, 2022	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships (Note 3)	3,320	(659)	2,661
Tradename (Note 3)	490	(78)	412
Total	$3,810	$(737)	$3,073

As of December 31, 2021	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships (Note 3)	3,320	(244)	3,076
Tradename (Note 3)	490	(29)	461
Total	$3,810	$(273)	$3,537

Amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2022. There was no amortization expense for the three and six months ended June 30, 2021.

Future amortization expense is as follows:

$ in thousands	Amortization
2022 (for the remainder of)	$464
2023	928
2024	928
2025	684
Thereafter	69
Total	$3,073

7. DEBT

The Company has entered into equipment finance agreements that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. The following table provides information on the equipment financing agreements:

$ in thousands
					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	June 30, 2022	December 31, 2021
Equipment Financings:
A	December 2020	June 2022	17.0%	$4,482	$-	$1,245
B	December 2020	June 2022	17.0%	428	-	95
C	March 2021	November 2022	17.0%	2,229	495	1,362
D	April 2021	December 2022	17.0%	4,012	1,114	2,674
E - H	May 2021	October 2023	15.0%	15,724	14,577	15,223
I	July 2021	January 2023	17.0%	4,457	1,733	3,468
J	July 2021	March 2023	17.0%	2,717	1,057	1,962
K	October 2021	June 2023	17.0%	2,223	1,235	1,976
L	March 2022	April 2024	13.0%	54,425	68,399	-
Bonds Payable	October 2021	October 2026	8.5%	55,200	52,096	51,843
Bonds Payable	December 2021	October 2026	8.5%	17,000	15,134	14,980
Secured Promissory Note	March 2022	August 2022 / December 2022	6.0%	26,500	19,928	-
					175,768	94,828
Less: Current portion					(65,016)	(19,577)
					$110,752	$75,251

The Company incurred interest expense of $6.9 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $10.3 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively, under the terms of these financings.

Minimum future principal payments on debt as of June 30, 2022 were as follows:

$ in thousands
Remainder of 2022	$47,340
2023	49,181
2024	13,964
2025	-
2026	72,200
Total	$182,685

Master Equipment Financing Agreement

On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”), entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC ("NYDIG"), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through June 30, 2022, to finance the acquisition of certain miners and related equipment (the “Financed Equipment”). The Borrowers' obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, will be subject to certain covenants and restrictive provisions which will, among other things: limit the Borrowers’ ability to incur additional indebtedness for borrowed money; limit additional liens on the collateral or the equity interests of any of the Borrowers; limit consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); limit disposing of the collateral or any portion of the collateral with certain exceptions; limit the Borrowers’ ability to make certain restricted payments and investments; and limit the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which are subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement cannot be voluntarily partially prepaid, but may be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: L."

Secured Promissory Note

As disclosed in Note 2, on March 18, 2022, Greenidge issued the Secured Promissory Note in favor of the Noteholder. The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note originally bore interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that may be elected by Greenidge provided no Event of Default (as defined therein) has occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the Noteholder. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries will be subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.

On August 10, 2022, Greenidge and the Noteholder agreed to amend the terms of the Secured Promissory Note, by extending the maturity to June 2023, reducing scheduled monthly amortization payments and revising the interest rate to 7.5%. The Exit Fees (as defined therein) associated with the four 30-day extensions subsequent to August 10, 2022, were accelerated and added to the principal balance as of that date. The principal balance following the amendment was $16.4 million as of August 10, 2022. Additionally mandatory repayments of the Secured Promissory Note were revised, such that 65% of the net cash proceeds received from sales of stock under the 2022 Purchase Agreement shall be paid to Noteholder to repay the Secured Promissory Note.

Fair Value Disclosure

The notional value and estimated fair value of the Company's debt totaled $182.7 million and $175.8 million, respectively, at June 30, 2022. The notional value does not include unamortized discounts and debt issuance costs of $6.9 million at June 30, 2022. The estimated fair value of the Bonds Payable, representing the fair value of our 8.50% senior secured notes due 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the Equipment Financings and Secured Promissory Note, the Company believes the notional values approximate their fair values.

8. RELATED PARTY TRANSACTIONS

Letters of Credit

The Company's controlling stockholder, Atlas Holdings LLC ("Atlas"), obtained a letter of credit from a financial institution in the amount of $5.0 million at June 30, 2022, payable to the New York State Department of Environmental Conservation ("NYSDEC"). This letter of credit guarantees the current value of the Company’s landfill environmental liability (see Note 13).

Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at June 30, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 13).

Guarantee

An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty is limited to $1.0 million.

Other

Affiliates of Atlas from time to time incur certain expansion costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. The amount of costs reimbursed by Greenidge during the three months ended June 30, 2022 was less than $0.1 million.

9. STOCKHOLDERS' EQUITY

Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, Greenidge entered into a common stock purchase agreement (the “2021 Purchase Agreement”) with B. Riley Principal Capital, LLC (the “Investor”) pursuant to which Greenidge has the right to “put” or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the 2021 Purchase Agreement, from time to time during the term of the 2021 Purchase Agreement. The per share purchase price for the shares of class A common stock that Greenidge elected to sell to the Investor pursuant to the 2021 Purchase Agreement were determined by reference to the volume weighted average price of class A common stock during the applicable purchase date on which Greenidge had timely delivered written notice to the Investor directing it to purchase shares under the 2021 Purchase Agreement, less a fixed 5% discount, which was to be increased to a fixed 6% discount at such time that the Company received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the 2021 Purchase Agreement. The Investor had no obligation to purchase shares pursuant to the 2021 Purchase Agreement to the extent that such purchase would have caused the Investor to own more than 4.99% of the Company’s issued and outstanding shares of class A common stock.

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

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the 2022 Purchase Agreement will be determined by reference to the volume weighted average price of the class A common stock (“VWAP”) during the full primary (or “regular”) trading session on Nasdaq on the applicable purchase date, calculated in accordance with the 2022 Purchase Agreement, or, if the total aggregate number (or “volume”) of class A common stock traded on Nasdaq reaches a certain threshold amount (calculated in accordance with the 2022 Purchase Agreement) prior to the official close of the regular trading session on Nasdaq on such purchase date, then the VWAP will be calculated only for the period beginning at the official open (or “commencement”) of the regular trading session and ending at the time the volume of class A common stock traded on Nasdaq reaches such threshold amount (such period for each purchase, the “Purchase Valuation Period”), less a fixed 5% discount to the VWAP for the Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200,000,000 from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.

The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor in an intraday purchase pursuant to the 2022 Purchase Agreement will be calculated in the same manner as in the case of a regular purchase, provided that the VWAP for such intraday purchase will be measured during the portion of the normal trading hours on Nasdaq on the applicable purchase date that will begin 30 minutes after the latest of (i) the time that the applicable intraday purchase notice is timely received by the Investor, (ii) the time that the Purchase Valuation Period for any prior regular purchase effected on the same purchase date (if any) has ended and (iii) the time that the Intraday Purchase Valuation Period (defined below) for the most recent prior intraday purchase effected on the same purchase date (if any) has ended, and ending at the earlier of (x) the official close of the regular trading session on Nasdaq on such purchase date and (y) the time the volume of shares of class A common stock traded on Nasdaq reaches a certain threshold amount calculated in accordance with the 2022 Purchase Agreement (such period for each intraday purchase, the “Intraday Purchase Valuation Period”), less a fixed 5% discount to the VWAP for the Intraday Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200,000,000 from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.

In addition, on April 13, 2022, Greenidge entered into Amendment No. 1 to the 2022 Purchase Agreement (the “Amendment”) with the Investor. The Amendment provides for an additional feature that would cause the period used to determine the applicable purchase price to be paid by the Investor for shares elected to be sold by Greenidge to terminate on the applicable purchase date if the trading price of the class A common stock falls below a minimum price threshold. The Amendment also modifies the maximum amount of shares of Greenidge’s class A common stock that Greenidge can elect to sell to the Investor in any single purchase effected by

Greenidge.

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

In connection with the 2022 Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s class A common stock to be issued under the 2022 Purchase Agreement. The registration statement became effective on April 28, 2022 (the "Effective Date"), relating to the resale of 5,720,951 shares of Greenidge’s class A common stock in connection with the 2022 Purchase Agreement.

From the Effective Date to June 30, 2022, Greenidge issued 553,587 shares of class A common stock to the Investor pursuant to the 2022 Purchase Agreement for aggregate proceeds of approximately $2.4 million, net of discounts.

10. EQUITY BASED COMPENSATION

In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors.

Restricted Common Stock Unit Awards

During the six months ended June 30, 2022, the Company awarded 55,870 restricted common stock units (“RSUs”) under the 2021 Equity Plan to employees, which are generally eligible to vest over a three-year period.

The Company’s unvested RSU awards activity for the six months ended June 30, 2022 is summarized below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Unvested at December 31, 2021	516,987	$6.80
Granted	55,870	$5.70
Vested	(90,704)	$6.25
Unvested at June 30, 2022	482,153	$6.77

The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the six months ended June 30, 2022, the fair market value of the awards granted totaled $0.3 million, and as of June 30, 2022, there was approximately $2.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.27 years.

Common Stock Options

The Company’s common stock options activity for the six months ended June 30, 2022 is summarized below:

			Weighted Average
		Weighted Average	Remaining	Aggregate
		Exercise Price	Contractual Life	Intrinsic
	Options	Per Share	(in years)	Value
Outstanding at December 31, 2021	583,080	$6.01	9.2	$5,854
Granted	-	-
Exercised	(2,296)	$6.25
Forfeited	(4,221)	$6.25
Outstanding at June 30, 2022	576,563	$6.01	8.7	$—
Exercisable as of June 30, 2022	437,263	$5.85	8.7	$8,386

The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. As of June 30, 2022, there was approximately $0.2 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.78 years.

Stock-based Compensation

The Company recognized stock-based compensation expense of $0.3 million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively and $0.7 million and $1.1 million during the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company's effective tax rate was (16.8%) and (16.2%) for the three and six months ended June 30, 2022, respectively. The effective tax rates for the three and six months ended June 30, 2022 were different from the U.S. federal statutory rate of 21% primarily due to a charge of $15.0 million for the recognition of a valuation allowance during the three months ended June 30, 2022 for deferred tax assets, primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs. The Company's effective tax rate was 28.4% and 30.7% for the three and six months ended June 30, 2021, respectively. The effective tax rates for the three and six months ended June 30, 2021 include the recognition of a deferred tax liability caused by the reorganization from a limited liability company to a corporation during the three months ended March 31, 2021.

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

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended June 30:		Six Months Ended June 30:
$ in thousands, except per share amounts	2022	2021	2022	2021
Numerator
Net (loss) income	$(107,882)	$3,518	$(108,310)	$4,797
Less: Net income attributable to the member units before the reorganization	-	-	-	(648)
Net (loss) income attributable to Greenidge	$(107,882)	$3,518	$(108,310)	$4,149
Denominator
Basic weighted average shares outstanding	41,555	28,320	41,308	28,283
Dilutive effect of equity awards	-	625	-	482
Dilutive effect of convertible preferred stock	-	6,480	-	6,480
Diluted weighted average shares outstanding	41,555	35,425	41,308	35,245
(Loss) earnings per share
Basic	$(2.61)	$0.12	$(2.62)	$0.15
Diluted	$(2.61)	$0.10	$(2.62)	$0.12

For the three and six months ended June 30, 2021, basic earnings per share is applicable only for the period from January 29, 2021 through June 30, 2021, which is the period following the reorganization of Greenidge Generation Holdings LLC (" GGH") into Greenidge and presents the period that the Company had outstanding common stock. Prior to the reorganization, there were no shares of common stock outstanding, and the limited liability structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements.

For the three and six months ended June 30, 2022, there was no impact of dilution from any of the outstanding 482,153 RSUs or 576,563 common stock options due to the net loss, since inclusion of any impact from these awards would be antidilutive. For the three and six months ended June 30, 2021, there were no shares excluded from the calculation of diluted earnings per share.

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

Environmental Liabilities

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $8.6 million as of June 30, 2022 and December 31, 2021. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions.

The Company has coal combustion residual ("CCR") liabilities associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $13.8 million as of June 30, 2022, which includes a charge of $11.1 million during the three months ended June 30, 2022 as a result of an update to the cost estimates as part of the ongoing evaluation of the site. CCRs are subject to federal and state requirements. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.

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

Commitments

As of June 30, 2022, the Company had $92.0 million of cash on deposit recorded within Property and equipment, net associated with future deliveries of miners under non-fixed price purchase agreements with Bitmain Technologies, Ltd. ("Bitmain") that would require up to an additional $31.7 million of payments to be made associated with such miners, but the additional payments, if any, may be lower, but not higher, than this based on final pricing determined by Bitmain. Contractually, the Company is able to cancel delivery of these future miners upon receipt of the final pricing of the miners approximately a month in advance of planned delivery. If the order is cancelled at the time of final pricing the value of the deposits would be refundable no later than two years from cancellation.

The Company entered into a contract with Empire in September 2020 that provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $158,000 per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

14. CONCENTRATIONS

The Company has one power customer, NYISO, that accounted for 9% and 13% of consolidated revenue for the three months ended June 30, 2022 and 2021, respectively. NYISO accounted for 13% and 15% of consolidated revenue for the six months ended June 30, 2022 and 2021, respectively.

For cryptocurrency datacenter operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators on a daily basis. Revenue from one of the Company’s pool operator customers accounted for approximately 52% and 75% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 51% and 73% for the six months ended June 30, 2022 and 2021, respectively. Revenue from a different pool operator customer accounted for approximately 8% and 12% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and 10% and 12% for the six months ended June 30, 2022 and 2021, respectively.

The Support Services segment's largest customer accounted for approximately 20% and 18% of the Company's consolidated revenue during the three and six months ended June 30, 2022 and also accounted for approximately 64% and 67% of the Company's consolidated accounts receivable balance at June 30, 2022 and December 31, 2021, respectively.

The Company has one natural gas vendor that accounted for approximately 51% and 56% of cost of revenue for the three months ended June 30, 2022 and 2021, respectively and 48% and 59% of revenue for the six months ended June 30, 2022 and 2021, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

Greenidge had the following noncash investing and financing activities:

	Six Months Ended June 30,
$ in thousands	2022	2021
Property and equipment purchases financed with common stock	$-	$991
Property and equipment purchases in accounts payable	$9,701	$876
Contribution of GGH Preferred Units and Senior Priority Units for common stock	$-	$69,276
Contribution of related party notes payable and accrued interest for common stock	$-	$3,615

16. SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 15, 2022, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.

On August 10, 2022, Greenidge and the Noteholder agreed to amend the terms of the Secured Promissory Note. Refer to Note 7 for a further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2021 and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

Cryptocurrency Datacenter and Power Generation Segment

We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the “South Carolina Facility” and, together with the New York Facility, the “facilities”). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt (“MW”) natural gas power generation facility. We generate all the power we require for our cryptocurrency datacenter operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. At the South Carolina Facility, we purchase power from a supplier of approximately 60% zero-carbon sourced energy. We believe our competitive advantages include relatively low fixed costs, an efficient mining fleet and in-house operational expertise. We are currently mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.

As of June 30, 2022, we powered approximately 83 MW of mining capacity capable of producing an estimated aggregate hash rate of 2.5 EH/s at our facilities, substantially all of which is dedicated to bitcoin mining. Our Cryptocurrency Datacenter and Power Generation segment generates revenue i) through the exchange of bitcoins earned by application-specific integrated circuit computers ("ASICs" or "miners") as rewards and transaction fees for U.S. dollars and, to a much lesser extent, through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and ii) through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State’s power grid at prices set on a daily basis through the New York Independent System Operator ("NYISO") wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

We believe that, over the long-term, behind-the-meter power generation capability provides a stable, cost-effective source of power for cryptocurrency datacenter activities. Our behind-the-meter power generation capability provides us with stable delivery due to the absence of any contract negotiation risk with third-party power suppliers, the absence of transmission and distribution cost risk and the firm delivery of natural gas for our New York Facility via our captive pipeline. Furthermore, our New York Facility has operated with minimal downtime for maintenance and repairs over recent years. Notwithstanding the structural stability of our behind-the-meter capabilities, we do however procure natural gas at our New York Facility through a third-party energy manager which schedules delivery of our natural gas needs from the wholesale market which is subject to price volatility. We procure the majority of our natural gas at spot prices and enter into fixed price forward contracts from time to time for the purchase of a portion of anticipated natural gas purchases based on prevailing market conditions to partially mitigate the financial impacts of natural gas price volatility and to manage commodity risk. These forward contracts qualify for the normal purchases and sales exception under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, as it is probable that these contracts will result in physical delivery.

Volatility in the natural gas market has impacted and will continue to impact our results of operations and financial performance. Natural gas prices have been on an upward trajectory since June of 2021 and are expected to continue at elevated levels during 2022. During the three months ended June 30, 2022, the price of natural gas increased approximately 53%, which is currently affecting, and has affected, the performance of our business. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of the outbreak or escalation of military hostilities, weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.

Support Services Segment

Effective September 14, 2021, following the completion of the Merger (see Notes 1 and 3 in this Quarterly Report on Form 10-Q), Support.com began operating within the Company as a separate operating and reporting segment. Our Support Services segment provides solutions and technical programs to customers delivered by home-based employees. The Support Services segment provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earns revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operates primarily in the United States, but also has employees located in Philippines, India, Mexico, Columbia and Canada, including staff providing support services.

Development Plan Update

The Company had mining capacity of approximately 2.5 EH/s from approximately 27,500 miners at June 30, 2022. The Company has revised its development plan and now expects to have at least 3.6 EH/s of mining capacity by the first quarter of 2023. The Company expects to have ample mining infrastructure available at its locations in New York and South Carolina to accommodate this capacity and has substantially all of the mining infrastructure equipment on hand including the required transformers, switchgear, PDUs and portable mining structures. Following a planned upgrade of the electrical service at its location in Spartanburg, South Carolina in late 2022 or early 2023, the Company expects to have 50 megawatts of electrical service available at the site.

In the second quarter of 2022, the Company began to reduce its inventory of older, less efficient mining equipment in order to free up mining capacity for newer more, efficient miners in its order book. The Company expects this trend to continue during the second half of 2022, and the Company may also consider other assets sales, including but not limited to sales of surplus mining infrastructure equipment, to further enhance its liquidity position.

Title V Air Permit

In late June 2022, the New York State Department of Environmental Conservation (“NYDEC”), announced its denial of the Title V air permit renewal for our New York Facility. The Company filed a notice with the NYDEC on July 28, 2022 requesting a hearing on NYDEC’s decision. Having timely completed its application to renew its Title V air permit, the Company is permitted to operate uninterrupted under a State Administrative Procedures Act extension, in full compliance with its existing Title V Air Permit, until four months after final resolution of the adjudicatory hearing process. While no adjudicatory proceedings have been scheduled to date, the Company expects that the appeals process may take a number of years to fully resolve.

Results of Operations - Three Months Ended June 30

The following should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2022 versus the second quarter 2021, unless otherwise specified.

	Three Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Total revenue	$31,339	$16,176	$15,163	94%
Cost of revenue (exclusive of depreciation and amortization shown below)	18,409	4,724	13,685	290%
Selling, general and administrative expenses	11,088	3,627	7,461	206%
Merger and other costs	485	938	(453)	(48%)
Depreciation and amortization	4,867	1,603	3,264	204%
Remeasurement of environmental liability	11,109	-	11,109	N/A
Impairment of long-lived assets	71,500	-	71,500	N/A
(Loss) income from operations	(86,119)	5,284	(91,403)	(1730%)
Other (expense) income:			-
Interest expense, net	(6,910)	(202)	(6,708)	(3321%)
Loss on sale of digital assets	(10)	(154)	144	94%
Gain on sale of assets	629	-	629	N/A
Other income (loss), net	17	(13)	30	N/A
Total other expense, net	(6,274)	(369)	(5,905)	(1600%)
(Loss) income before income taxes	(92,393)	4,915	(97,308)	N/A
Provision for income taxes	15,489	1,397	14,092	1009%
Net (loss) income	$(107,882)	$3,518	$(111,400)	N/A
Adjusted Amounts (a)
Adjusted (loss) income from operations	$(2,937)	$6,222	$(9,159)	N/A
Adjusted operating margin	(9.4%)	38.5%
Adjusted net (loss) income	$(9,644)	$4,198	$(13,842)	N/A
Other Financial Data (a)
EBITDA (loss)	$(80,616)	$6,720	$(87,336)	N/A
as a percent of revenues	(257.2%)	41.5%
Adjusted EBITDA	$2,872	$8,065	$(5,193)	N/A
as a percent of revenues	9.2%	49.9%

(a)
Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Revenue

	Three Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$20,067	$14,064	$6,003	43%
Power and capacity	2,859	2,112	747	35%
Services and other	8,413	-	8,413	N/A
Total revenue	$31,339	$16,176	$15,163	94%

The components of revenue, expressed as a percentage of total revenue were:

	Three Months Ended June 30,
	2022	2021
Cryptocurrency datacenter	64%	87%
Power and capacity	9%	13%
Services and other	27%	N/A
Total revenue	100%	100%

Total revenue increased $15.2 million, or 94%, to $31.3 million during the three months ended June 30, 2022 as compared to the prior year period. The increase in revenue was driven primarily by the Cryptocurrency Datacenter and Power Generation segment, specifically our cryptocurrency datacenter operations. The revenue from our cryptocurrency datacenter operations increased due to our significantly expanded miner fleet over the last year; however, the growth from the miner fleet expansion was significantly offset by lower bitcoin prices. The Support Services segment contributed revenue $8.4 million during the three month period ended June 30, 2022 as compared to the prior year period in which there was no related revenue included as it was prior to the Merger.

Refer to the "Segment Results of Operations - Three Months Ended June 30" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment.

Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$11,664	$2,754	$8,910	324%
Power and capacity	3,172	1,970	1,202	61%
Services and other	3,573	-	3,573	N/A
Total cost of revenue	$18,409	$4,724	$13,685	290%
As a percentage of total revenue	58.7%	29.2%

Total cost of revenue, exclusive of depreciation and amortization, increased $13.7 million, or 290%, to $18.4 million in the three months ended June 30, 2022 as compared to the prior year period due to the significant increase in cryptocurrency datacenter fleet requiring an increase in the use of megawatt hours ("MWh"). Additionally, the cost of revenue per MWh (exclusive of depreciation and amortization) increased significantly for both cryptocurrency datacenter operations and power and capacity operations primarily due to a significant increase in the natural gas cost per dekatherm, which increased approximately 212% in the three months ended June 30, 2022 as compared to the same period of 2021. The Support Services segment added $3.6 million to total cost of revenue for the three months ended June 30, 2022 as compared to the prior year period, in which there were no comparable costs as it was prior to the Merger.

Total cost of revenue as a percentage of total revenue increased due primarily to due to the impact of the higher cost of natural gas combined with the lower price of bitcoin on the Cryptocurrency Datacenter and Power Generation segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.5 million, or 206%, to $11.1 million for the three months ended June 30, 2022 as compared to the prior year period. The increased costs are a result of higher headcount and administrative expenses including professional fees associated with being a public company, The Company has also incurred increased costs associated with permits for the Company’s New York facility. The Support Services segment added $2.8 million to Selling, general and administrative expenses for the three months ended June 30, 2022 as compared to the prior year period, in which there were no comparable costs as it was prior to the Merger.

Merger and other costs

Merger and other costs represented costs associated with the Merger, as well as professional and other fees associated with becoming a publicly traded company during 2021.

Depreciation and amortization

Depreciation and amortization increased $3.3 million, or 204%, to $4.9 million for the three months ended June 30, 2022 as compared to the prior year period primarily due to the purchase and deployment of additional miners. Additionally, the Merger increased depreciation and amortization by $0.3 million for the three months ended June 30, 2022 as compared to the prior year period.

Impairment of long-lived assets

As a result of the significant reduction in the price of bitcoin and increased energy prices during the three months ended June 30, 2022, the Company recognized a nonrecurring, noncash impairment of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach. The excess of the book value over the fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.

As a result of the impairment assessment, the Company has reevaluated the useful lives of the long-lived assets and adjusted the lives of the miners from 5 to 3 years and the lives of plant infrastructure from 15 - 39 years to 10 years effective July 1, 2022.

Remeasurement of environmental liabilities

During the three months ended June 30, 2022, the Company recognized a charge of $11.1 million for the remeasurement of an environmental liability as a result of an update in the cost estimates associated to coal combustion residual ("CCR") liabilities associated with the property of our New York Facility as part of our continuing evaluation of the site.

Income (loss) from operations

Greenidge reported a loss from operations of $(86.1) million for the three months ended June 30, 2022 as compared to income from operations of $5.3 million for the three months ended June 30, 2021. The decline in the income (loss) from operations during the three months ended June 30, 2022 as compared to the prior year period was driven by the nonrecurring, noncash charge of $71.5 million for the impairment of long-lived assets and the $11.1 million charge for the remeasurement of an environmental liability described above, as well as lower gross profit from the cryptocurrency datacenter operations caused by the increased natural gas cost, higher depreciation due to the expansion of the datacenter operations and higher costs to support the growth and cost of becoming a public company.

Adjusted loss from operations was $(2.9) million for the three months ended June 30, 2022 as compared to adjusted income from operations of $6.2 million in the three months ended June 30, 2021. The decline in the Adjusted (loss) income from operations during the three months ended June 30, 2022 of $9.2 million in adjusted operating (loss) income as compared to the same period of 2021 is primarily attributable to higher costs of revenues relative to revenue due to the increased cost of natural gas combined with the decline in the price of bitcoin. Additionally, adjusted (loss) income from operations declined due to higher depreciation and amortization, partially offset by the increased bitcoin mining hash rate. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Other expense, net

During the three months ended June 30, 2022, Greenidge incurred an increase of $5.9 million of other expense, primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.

Provision for income taxes

The Company recognized an income tax provision of $15.5 million, or an effective tax rate of (16.8%) during the three months ended June 30, 2022 and a provision for income taxes of $1.4 million, or an effective tax rate of 28.4%, during the three months ended June 30, 2021 due to the recording of a $15.0 million charge for a valuation allowance during the three months ended June 30, 2022 for deferred tax assets, primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs. The effective tax rates for the three months ended June 30, 2021 include the recognition of a deferred tax liability caused by the reorganization from a limited liability company to a corporation during the three months ended March 31, 2021.

Net (loss) income

As a result of the factors described above, Greenidge incurred a net loss of $(107.9) million for the three months ended June 30, 2022 as compared to net income of $3.5 million for the three months ended June 30, 2021.

On an adjusted basis, excluding the impact of the impairment of long-lived assets, the remeasurement of environmental liabilities, Merger and other costs, expansions costs and the tax charge for a valuation allowance, adjusted net (loss) income during the three months ended June 30, 2022 would have been ($9.6) million as compared to $4.2 million in the same period in 2021. Adjusted net (loss) income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Segment Results of Operations - Three Months Ended June 30

The following summary of Segment revenue and Segment Adjusted EBITDA provides a basis for the discussion that follows. Greenidge evaluates the performance of its reportable segments based on Adjusted EBITDA, which excludes items not indicative of ongoing business trends. The reported amounts in the table below are from the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

	Three Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
REVENUE
Cryptocurrency Datacenter and Power Generation	$22,926	$16,176	$6,750	42%
Support Services	8,413	-	8,413	N/A
Total Revenue	$31,339	$16,176	$15,163	94%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$835	$8,065	$(7,230)	(90%)
Support Services	2,037	-	2,037	N/A
Total Adjusted EBITDA	$2,872	$8,065	$(5,193)	(64%)

Reconciliation to (loss) income before income taxes:
Depreciation and amortization	(4,867)	(1,603)
Stock-based compensation	(306)	(407)
Merger and other costs	(485)	(938)
Expansion costs	(88)	-
Interest expense, net	(6,910)	(202)
Long-lived asset impairment	(71,500)	-
Remeasurement of environmental liabilities	(11,109)	-
Consolidated (loss) income before income taxes	$(92,393)	$4,915

Cryptocurrency Datacenter and Power Generation Segment

The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.

	Three Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2022	2021	$	%
Cryptocurrency datacenter	$20,067	$14,064	6,003	43%
Power and capacity	2,859	2,112	747	35%
Total revenue	$22,926	$16,176	6,750	42%

MWh
Cryptocurrency datacenter	121,302	63,803	57,499	90%
Power and capacity	27,799	41,747	(13,948)	(33%)
Revenue per MWh
Cryptocurrency datacenter	$165	$220	$(55)	(25%)
Power and capacity	$103	$51	$52	102%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$11,664	$2,754	$8,910	324%
Power and capacity	$3,172	$1,970	$1,202	61%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$96	$43	$53	123%
Power and capacity	$114	$47	$67	143%

Cryptocurrency Datacenter Metrics
Bitcoins produced	621	315	306	97%
Average bitcoin price	$32,689	$46,694	(14,005)	(30%)
Average hash rate (EH/s)				193%
Average difficulty				33%

Revenue

Cryptocurrency datacenter

For our cryptocurrency datacenter revenue, we generate electricity on-site from our power plant located at the New York Facility and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue increased by $6.0 million, or 43%, during the three months ended June 30, 2022 as compared to the prior year period. The increase was attributable to our increased mining fleet resulting in a 193% increase in the average hash rate during the three months ended June 30, 2022. The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 621 bitcoins in the second quarter of 2022 as compared to 315 bitcoins in the second quarter of 2021. The increased number of bitcoins produced, despite being offset by the 30% lower average bitcoin price in 2022, resulted in the growth in cryptocurrency datacenter revenue.

Power and capacity

Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $0.7 million, or 35%, to $2.9 million during the second quarter of 2022 as compared to the prior year as a result of higher prices, signified by the higher power and capacity revenue per MWh.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the Cryptocurrency Datacenter and Power Generation segment decreased to $0.8 million for the second quarter 2022 from $8.1 million in the second quarter of 2021. The decrease was driven by the increased cost of natural gas and decline in the price of bitcoin, partially offset by the increased bitcoin mining hash rate.

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

Support Services Segment

Greenidge acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there were no operations included in our consolidated results in the second quarter of 2021. Support Services had revenue of $8.4 million and Segment Adjusted EBITDA of $2.0 million in the three months ended June 30, 2022.

The contract associated with the Support Services segment's largest customer, which accounted for approximately 20% of the Company's consolidated revenue during the three months ended June 30, 2022, expires on December 31, 2022, and there are no assurances that the contract will be renewed beyond that date.

Results of Operations - Six Months Ended June 30

The following table sets forth key components of the results of operations of Greenidge during the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Total revenue	$68,994	$27,239	$41,755	153%
Cost of revenue (exclusive of depreciation and amortization shown below)	34,960	9,146	25,814	282%
Selling, general and administrative expenses	25,480	6,812	18,668	274%
Merger and other costs	698	1,248	(550)	(44%)
Depreciation and amortization	8,845	2,864	5,981	209%
Remeasurement of environmental liability	11,109	-	11,109	N/A
Impairment of long-lived assets	71,500	-	71,500	N/A
(Loss) income from operations	(83,598)	7,169	(90,767)	N/A
Other (expense) income:
Interest expense, net	(10,262)	(368)	(9,894)	2689%
Interest expense - related party	-	(22)	22	N/A
(Loss) gain on sale of digital assets	(15)	141	(156)	N/A
Gain on sale of assets	629	-	629	N/A
Other income, net	57	6	51	850%
Total other expense, net	(9,591)	(243)	(9,348)	(3847%)
(Loss) income before income taxes	(93,189)	6,926	(100,115)	N/A
Provision for income taxes	15,121	2,129	12,992	610%
Net (loss) income	$(108,310)	$4,797	$(113,107)	(2358%)
Adjusted Amounts (a)
Adjusted income from operations	$1,901	$8,417	$(6,516)	(77%)
Adjusted operating margin	2.8%	30.9%
Adjusted net (loss) income	$(7,755)	$5,702	$(13,457)	N/A
Other Financial Data (a)
EBITDA (loss)	$(74,082)	$10,180	$(84,262)	N/A
as a percent of revenues	(107.4%)	37.4%
Adjusted EBITDA	$12,086	$12,491	$(405)	(3%)
as a percent of revenues	17.5%	45.9%

(a) Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Revenue

	Six Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$43,300	$23,061	$20,239	88%
Power and capacity	8,782	4,178	4,604	110%
Services and other	16,912	-	16,912	N/A
Total revenue	$68,994	$27,239	$41,755	153%

The components of revenue, expressed as a percentage of total revenue were:

	Six Months Ended June 30,
	2022	2021
Cryptocurrency datacenter	63%	85%
Power and capacity	13%	15%
Services and other	24%	N/A
Total revenue	100%	100%

Total revenue increased $41.8 million, or 153%, to $69.0 million during the six months ended June 30, 2022 as compared to the prior year period. The increase in revenue was driven primarily by the Cryptocurrency Datacenter and Power Generation segment. The revenue from our cryptocurrency datacenter operations increased due to our significantly expanded miner fleet over the last year; however, the growth from the miner fleet expansion was significantly offset by lower bitcoin prices. The Support Services segment contributed revenue $16.9 million during the six month period ended June 30, 2022 as compared to the prior year period in which there was no related revenue included as it was prior to the Merger.

Refer to the "Segment Results of Operations - Six Months Ended June 30" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment.

Cost of revenue (exclusive of depreciation and amortization)

	Six Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$20,121	$5,150	$14,971	291%
Power and capacity	7,195	3,996	3,199	80%
Services and other	7,644	-	7,644	N/A
Total cost of revenue	$34,960	$9,146	$25,814	282%
As a percentage of total revenue	50.7%	33.6%

Total cost of revenue, exclusive of depreciation and amortization, increased $25.8 million, or 282%, to $35.0 million in the six months ended June 30, 2022 as compared to the prior year period due to the significant increase in cryptocurrency datacenter fleet requiring an increase in the use of MWh. Additionally, the cost of revenue per MWh (exclusive of depreciation and amortization) increased significantly for both cryptocurrency datacenter operations and power and capacity operations primarily due to a significant increase in the natural gas cost per dekatherm, which increased approximately 141% in the six months ended June 30, 2022 as compared to the same period of 2021. The Support Services segment added $7.6 million to total cost of revenue for the six months ended June 30, 2022 as compared to the prior year period, in which there were no comparable costs as it was prior to the Merger.

Total cost of revenue as a percentage of total revenue increased due primarily to due to the impact of the higher cost of natural gas combined with the lower price of bitcoin on the Cryptocurrency Datacenter and Power Generation segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $18.7 million, or 274%, to $25.5 million for the six months ended June 30, 2022 as compared to the prior year period. The increased costs are a result of higher headcount and administrative expenses including professional fees associated with being a public company, The Company has also incurred increased costs associated with permits for the Company’s New York facility. The Support Services segment added $5.4 million to Selling, general and administrative expenses for the six months ended June 30, 2022 as compared to the prior year period, in which there were no comparable costs as it was prior to the Merger.

Merger and other costs

Merger and other costs represented costs associated with the Merger, as well as professional and other fees associated with becoming a publicly traded company during 2021.

Depreciation and amortization

Depreciation and amortization increased $6.0 million or 209%, to $8.8 million for the six months ended June 30, 2022 as compared to the prior year period primarily due to the purchase and deployment of additional miners. Additionally, the Merger increased depreciation and amortization by $0.7 million for the six months ended June 30, 2022 as compared to the prior year period.

Impairment of long-lived assets

As a result of the significant reduction in the price of bitcoin and increased energy prices during the six months ended June 30, 2022, the Company recognized a nonrecurring, noncash impairment of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach. The excess of the book value over the fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.

As a result of the impairment assessment, the Company has reevaluated the useful lives of the long-lived assets and adjusted the lives of the miners from 5 to 3 years and the lives of plant infrastructure from 15 - 39 years to 10 years effective July 1, 2022.

Remeasurement of environmental liabilities

During the six months ended June 30, 2022, the Company recognized a charge of $11.1 million for the remeasurement of an environmental liability as a result of an update in the cost estimates associated to CCR liabilities associated with the Company's New York Facility as part of our continuing evaluation of the site.

Income (loss) from operations

Greenidge reported loss from operations of $(83.6) million for the six months ended June 30, 2022 as compared to income from operations of $7.2 million for the six months ended June 30, 2021. The decline in the (loss) income from operations during the six months ended June 30, 2022, was driven by the nonrecurring, noncash charge of $71.5 million for the impairment of long-lived assets and the $11.1 million expense for the remeasurment of an environmental liability, as well as higher depreciation and amortization.

Adjusted income from operations was $1.9 million for the six months ended June 30, 2022, a decrease of $6.5 million, or 77% as compared to the same period of 2021. The decrease in adjusted operating income is primarily attributable to higher costs of revenues relative to revenue due to the increased cost of natural gas combined with the decline in the price of bitcoin. Additionally, adjusted income from operations declined due to higher depreciation and amortization. These negative impacts on Adjusted income from operations were partially offset by the increased bitcoin mining hash rate. Adjusted income from operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Other expense, net

During the six months ended June 30, 2022 as compared to the prior period, Other expense, net increased $9.3 million primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.

Provision for income taxes

The Company recognized an income tax provision of $15.1 million, or an effective tax rate of (16.2%) during the six months ended June 30, 2022 and a provision for income taxes of $2.1 million, or an effective tax rate of 30.7%, during the six months ended June 30, 2021 due to the recording of a $15.0 million charge for a valuation allowance during the six months ended June 30, 2022 for the deferred tax assets, primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs. The effective tax rates for the six months ended June 30, 2021 include the recognition of a deferred tax liability caused by the reorganization from an LLC to a corporation during the three months ended March 31, 2021.

Net (loss) income

As a result of the factors described above, Greenidge incurred a net loss of $(108.3) million for the six months ended June 30, 2022 as compared to net income of $4.8 million for the six months ended June 30, 2021.

On an adjusted basis, excluding the after-tax impact of the impairment of long-lived assets, the remeasurement of environmental liabilities, Merger and other costs, expansions costs and the tax charge for the recognition of a valuation allowance on deferred tax assets, adjusted net (loss) income during the six months ended June 30, 2022 would have been ($7.8) million as compared to $5.7 million in the same period in 2021. Adjusted net (loss) income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Segment Results of Operations - Six Months Ended June 30

The following summary of Segment revenue and Segment Adjusted EBITDA provides a basis for the discussion that follows. Greenidge evaluates the performance of its reportable segments based on Adjusted EBITDA, which excludes items not indicative of ongoing business trends. The reported amounts in the table below are from the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

	Six Months Ended June 30,		Variance
$ in thousands	2022	2021	$	%
REVENUE
Cryptocurrency Datacenter and Power Generation	$52,082	$27,239	$24,843	91%
Support Services	16,912	-	16,912	N/A
Total Revenue	$68,994	$27,239	$41,755	153%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$8,181	$12,491	$(4,310)	(35%)
Support Services	3,905	-	3,905	N/A
Total Adjusted EBITDA	$12,086	$12,491	$(405)	(3%)

Reconciliation to (loss) income before income taxes:
Depreciation and amortization	(8,845)	(2,864)
Stock-based compensation	(669)	(1,063)
Merger and other costs	(698)	(1,248)
Expansion costs	(2,192)	-
Interest expense, net	(10,262)	(390)
Long-lived asset impairment	(71,500)	-
Remeasurement of environmental liabilities	(11,109)	-
Consolidated (loss) income before income taxes	$(93,189)	$6,926

Cryptocurrency Datacenter and Power Generation Segment

The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.

Revenue

$ in thousands, except $ per MWh	Six Months Ended June 30,		Variance
and average bitcoin price	2022	2021	$	%
Cryptocurrency datacenter	$43,300	$23,061	20,239	88%
Power and capacity	8,782	4,178	4,604	110%
Total revenue	$52,082	$27,239	24,843	91%

MWh
Cryptocurrency datacenter	222,392	112,089	110,303	98%
Power and capacity	81,060	82,075	(1,015)	(1%)
Revenue per MWh
Cryptocurrency datacenter	$195	$206	$(11)	(5%)
Power and capacity	$108	$51	$57	113%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$20,121	$5,150	$14,971	291%
Power and capacity	$7,195	$3,996	$3,199	80%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$90	$46	$44	97%
Power and capacity	$89	$49	$40	82%

Cryptocurrency Datacenter Metrics
Bitcoins produced	1,182	528	654	124%
Average bitcoin price	$36,974	$45,952	(8,978)	(20%)
Average hash rate (EH/s)				222%
Average difficulty				30%

Cryptocurrency datacenter

For its cryptocurrency datacenter revenue, we generate electricity on-site from our power plant located at the New York Facility and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue increased by $20.2 million, or 88%, during the six months ended June 30, 2022 as compared to the prior period. The increase was attributable to our increased mining fleet resulting in a 222% increase in the average hash rate during the six months ended June 30, 2022. The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 1,182 bitcoins in the first six months of 2022 as compared to 528 bitcoins in the first six months of 2021. The increased number of bitcoins produced, partially offset by the lower average bitcoin price in 2022, resulted in the growth in cryptocurrency datacenter revenue.

Power and capacity

Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased 110% to $8.8 million during the first six months of 2022 as a result of higher prices, signified by the higher power and capacity revenue per MWh, and an increase in volume, signified by the increase in power and capacity MWh. Due to more severe weather in the month of January 2022 as compared to 2021, we curtailed cryptocurrency datacenter operations at the New York Facility for a period of time when there was a spike in power demand, which coincided with higher prices for electricity.

Segment Adjusted EBITDA

Segment Adjusted EBITDA for the Cryptocurrency Datacenter and Power Generation segment decreased to $8.2 million for the first six months of 2022 from $12.5 million in the first six months of 2021. The decrease in Segment Adjusted EBITDA was driven by the increased cost of natural gas and lower price of bitcoin, partially offset by the bitcoin mining hash rate.

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

Support Services Segment

Greenidge acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there were no operations included in our consolidated results in the first six months of 2021. Support Services had revenue of $16.9 million and Segment Adjusted EBITDA of $3.9 million in the six months ended June 30, 2022.

The contract associated with the Support Services segment's largest customer, which accounted for approximately 18% of the Company's consolidated revenue during the six months ended June 30, 2022, expires on December 31, 2022, and there are no assurances that the contract will be renewed beyond that date.

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

Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical

Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K for the year ended December 31, 2021 with the exception of those described below.

Environmental Obligations

The Company has coal combustion residual ("CCR") liabilities associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $13.8 million as of June 30, 2022, which includes a charge of $11.1 million during the three months ended June 30, 2022 as a result of an update to the cost estimates as part of the Company's ongoing evaluation of the site. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value.

As a result of the significant reduction in the price of bitcoin and increased energy prices during the three months ended June 30, 2022, the Company recognized a noncash impairment charge of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was based upon a market approach. The excess of the book value over the estimated fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss (income) to EBITDA (loss) and Adjusted EBITDA above and not rely on any single financial measure to evaluate our business.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2022	2021	2022	2021
Adjusted operating income (loss)
(Loss) income from operations	$(86,119)	$5,284	$(83,598)	$7,169
Merger and other costs	485	938	698	1,248
Expansion costs	88	-	2,192	-
Impairment of long-lived assets	71,500	-	71,500	-
Remeasurement of environmental liability	11,109	-	11,109	-
Adjusted (loss) income from operations	$(2,937)	$6,222	$1,901	$8,417
Adjusted operating margin	(9.4%)	38.5%	2.8%	30.9%

Adjusted net (loss) income
Net (loss) income	$(107,882)	$3,518	$(108,310)	$4,797
Merger and other costs, after tax	485	680	698	905
Expansion costs, after tax	88	-	2,192	-
Impairment of long-lived assets, after tax	71,500	-	71,500	-
Remeasurement of environmental liability, after tax	11,109	-	11,109	-
Tax charge for valuation allowance	15,056	-	15,056	-
Adjusted net (loss) income	$(9,644)	$4,198	$(7,755)	$5,702

EBITDA (loss) and Adjusted EBITDA
Net (loss) income	$(107,882)	$3,518	$(108,310)	$4,797
Provision for income taxes	15,489	1,397	15,121	2,129
Interest expense, net	6,910	202	10,262	390
Depreciation and amortization	4,867	1,603	8,845	2,864
EBITDA (loss)	(80,616)	6,720	(74,082)	10,180
Stock-based compensation	306	407	669	1,063
Merger and other costs	485	938	698	1,248
Expansion costs	88	-	2,192	-
Impairment of long-lived assets	71,500	-	71,500	-
Remeasurement of environmental liability	11,109	-	11,109	-
Adjusted EBITDA	$2,872	$8,065	$12,086	$12,491

Liquidity and Capital Resources

On June 30, 2022, we had cash and cash equivalents of $66.4 million. To date, we have primarily relied on debt and equity financing to fund our operations and to meet ongoing working capital needs and to execute on the initial stages of our business plan. During the first half of 2022, we obtained approximately $108 million of additional committed financings, of which approximately $98 million was funded through June 30, 2022, through two different agreements described further below.

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

While we held a relatively small amount of digital assets for an extended period as of June 30, 2022, our current business strategy is to sell digital assets within a short period after earning such assets. We may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Our liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of June 30, 2022, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Debt payments	$220,146	$54,568	$81,104	$84,474	$-
Leases	441	200	241	-	-
Miner and other purchase commitments	31,700	31,700	-	-	-
Environmental obligations	22,415	-	16,500	5,915	-
Natural gas transportation	15,642	948	3,792	3,792	7,110
Total	$290,344	$87,416	$101,637	$94,181	$7,110

The debt payments included in the table above include the principal, interest and risk premium amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments.

At June 30, 2022, we had $92.0 million of cash on deposit for future miner purchases and have significant future commitments related to these purchases included in the table above.

Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas; therefore, we may require additional capital in order to meet the commitments above. During the three months ended June 30, 2022, the Company’s profit and cash flows are impacted significantly by volatility in the prices of bitcoin and natural gas. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has evaluated different options to improve its liquidity to fund the Company’s expenses and to support the Company’s debt servicing requirements. These options include, but are not limited to:

•
selling or monetizing certain assets, including but not limited to sales of additional miners, sales of surplus mining infrastructure equipment, or sales of unannounced and undeveloped locations the Company was evaluating for expansion;
•
issuances of equity, including but not limited to issuances under the Equity Purchase Agreement;
•
migrating certain of its equipment to lower cost locations; and
•
negotiating with lenders to modify the terms of certain of the Company’s existing financings.

In the Company's efforts to further improve liquidity, Greenidge and the Noteholder amended the Secured Promissory Note on August 10, 2022. The amendment is discussed further below under "Secured Promissory Note". The Company has received proceeds of $57.3 million since October 2021 from sales of common stock under the original and amended Equity Purchase Agreements, of which $2.4 million proceeds, net of discounts, was received during the three months ended June 30, 2022. Additionally, the Company has sold certain of its miners and other assets during the three months ended June 30, 2022 for proceeds of $1.9 million.

While the Company believes it will be successful in its efforts to implement the options to improve liquidity, which will allow it to meet its financial commitments for at least the next twelve months, there can be no assurance that these efforts will be successful. Management's ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions (including if further COVID-19 outbreaks require further statewide shutdowns) and the other matters identified in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q.

Summary of Cash Flow

The following table provides information about our net cash flow (in thousands) for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
$ in thousands	2022	2021
Net cash provided by operating activities	$3,155	$9,402
Net cash used in investing activities	(103,748)	(29,581)
Net cash provided by financing activities	84,376	53,017
Net change in cash and cash equivalents	(16,217)	32,838
Cash and cash equivalents at beginning of year	82,599	5,052
Cash and cash equivalents at end of period	$66,382	$37,890

Operating Activities

Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2022, as compared to $9.4 million for the six months ended June 30, 2021. The decrease in the operating cash flow during the first six months of 2022 as compared to 2021 was driven primarily by the lower profits caused by the decrease in the price of bitcoin and the higher cost of power in 2022 than in 2021.

Investing Activities

Net cash used in investing activities was $103.7 million for the six months ended June 30, 2022, as compared to $29.6 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, purchases of and deposits for property and equipment significantly increased as compared to the prior year due to the expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations.

Financing Activities

Net cash provided by financing activities was $84.4 million for the six months ended June 30, 2022, as compared to $53.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the net cash provided by financing activities consisted of $96.6 million of net proceeds from debt and $5.9 million of net proceeds from issuance of common stock, offset by $18.0 million of payments of debt principal and finance lease obligations. For the six months ended June 30, 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock, $17.1 million of net proceeds from debt and finance lease obligations and $1.0 million of proceeds from stock options exercised, partially offset by $2.2 million of payments debt principal and capital lease obligations.

Master Equipment Finance Agreement

On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”) entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $70.9 million through June 30, 2022 to finance the acquisition of certain bitcoin miners and related equipment (the “Financed Equipment”). The Borrower’s obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers including without limitation the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment.

Secured Promissory Note

In addition to the NYDIG Financing Agreement, on March 18, 2022, Greenidge also issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the “Noteholder”), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to the Company (the “Secured Promissory Note”). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note bears interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions that may be elected by Greenidge provided no Event of Default (as defined therein) has occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the Noteholder. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at the South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.

On August 10, 2022, Greenidge and the Noteholder agreed to amend the terms of the Secured Promissory Note, by extending the maturity to June 2023, reducing scheduled monthly amortization payments and revising the interest rate to 7.5%. The Exit Fees associated with the four 30-day extensions subsequent to August 10, 2022, were accelerated and added to the principal balance as of that date. The principal balance following the amendment was $16.4 million as of August 10, 2022. Additionally mandatory repayments of the Secured Promissory Note were revised, such that 65% of the net cash proceeds received from sales of stock under the 2022 Purchase Agreement shall be paid to Noteholder to repay the Secured Promissory Note.

Refer to Note 7, Debt, to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a further discussion of the Company's debt.

Off-Balance Sheet Arrangements

None.

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

Item 4. Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserts, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. On April 7, 2022, the Supreme Court denied the petition with prejudice, upholding the Town of Torrey’s site plan review on multiple, independent grounds. A notice of appeal has been filed but the appeal has not yet been perfected. The petitioners have until October 20, 2022, to do so, at which point, the appeal will proceed before the Appellate Division, Fourth Department. If they fail to do so, the appeal will be deemed abandoned. If the appeal proceeds, it may be time-consuming and costly, divert management resources, require us to change, postpone or halt the construction of our planned cryptocurrency datacenter expansion, or have other adverse effects on our business. In addition, costly and time-consuming litigation could be necessary to enforce our approved building rights.

Item 1A. Risk Factors

In evaluating our company and our business, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 together with updates to those risk factors or new risk factors contained in this Quarterly Report on Form 10-Q below and any other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties included in our Annual Report on Form 10-K, summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.

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

The number of bitcoin and other cryptocurrency datacenter companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency datacenter companies seek to grow mining capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of existing cryptocurrency datacenter companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our cryptocurrency datacenter facility in New York from our captive 106 MW power generation facility. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency datacenter businesses or electricity generating power plants. We acquired and commenced operations at our Spartanburg, SC facility in December 2021; however, there can be no assurance that additional expansions will commence or that the expected benefits and advantages of such expansion will be realized. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long-term growth prospects, which could materially adversely affect our results of operations, strategy and financial performance.

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

On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserts, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. On April 7, 2022, the Supreme Court denied the petition with prejudice, upholding the Town of Torrey’s site plan review on multiple, independent grounds. A notice of appeal has been filed but the appeal has not yet been perfected. The petitioners have until October 20, 2022, to do so, at which point, the appeal will proceed before the Appellate Division, Fourth Department. If they fail to do so, the appeal will be deemed abandoned. If the appeal proceeds, it may be time-consuming and costly, divert management resources, require us to change, postpone or halt the construction of our planned cryptocurrency datacenter expansion, or have other adverse effects on our business. In addition, costly and time-consuming litigation could be necessary to enforce our approved building rights.

Our substantial level of indebtedness and our current liquidity constraints could adversely affect our financial condition and our ability to service our indebtedness, which could negatively impact your ability to recover your investment in our common stock.

Liquidity risk is the risk that we will not be able to meet our financial obligations as they fall due. We currently settle our financial obligations out of cash and cash equivalents. We have a planning and budgeting process to help determine the funds required to support our normal spending requirements on an ongoing basis and our expansion plans.

We have a substantial amount of indebtedness, which requires significant interest payments. As of June 30, 2022, we and our subsidiaries had approximately $183 million aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•
our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•
our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•
there are significant constraints on our ability to generate liquidity through incurring additional debt; and
•
we may be more vulnerable to economic downturn, further declines in the price of bitcoin or increases in the price of natural gas, and other adverse developments in our business.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the agreements governing our indebtedness. To the extent new indebtedness is added to our debt levels, the related risks that we now face could intensify.

Our ability to meet our expenses and to make future principal and interest payments in respect of our debt depends on, among other factors, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Given current industry and economic conditions, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

Risk Related to Bitcoin and Cryptocurrency Industry

Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.

Our operating results depend significantly on the price of bitcoin because it is the only cryptocurrency asset that we currently mine. Specifically, our revenues from our cryptocurrency datacenter operations are based principally on two factors: (1) our mining payouts from our third-party mining pools; and (2) the price of bitcoin. Accordingly, a decrease in the price of bitcoin will result in a decrease in our revenues. Moreover, the price of bitcoin has historically been subject to wide swings and significant volatility. This means that our operating results may be subject to significant volatility. Bitcoin prices have historically been volatile and impacted by a variety of factors, including market perception, the degree to which bitcoin is accepted as a means of payment, the volume of purchases and sales of bitcoin by market participants, real or perceived competition from alternative cryptocurrencies as well as other risks and uncertainties described in this Quarterly Report on Form 10-Q. For example, the price of bitcoin ranged from a low of approximately $30,000 to a high of approximately $68,000 during 2021, and has ranged from approximately $19,000 to approximately $48,000 year-to date as of June 30, 2022. Ongoing depressed cryptocurrency prices, including the recent decrease in the price of bitcoin, have resulted in, and could further result in, adverse effects on our business, financial condition, results of operations and growth prospects, which could significantly impact our ability to continue as a going concern or to pursue our strategy at all.

While some retail and commercial outlets accept bitcoin as a means of payment, consumers’ payment by bitcoin to such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoin. Many industry commentators believe that bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit bitcoin’s acceptance as transactional currency. A lack of expansion by bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a further reduction in the price of bitcoin, either of which could adversely affect our results of operations.

As a result of the depressed price of bitcoin as compared to its historical high, the cryptocurrency industry has experienced increased credit pressures that could result in additional demands for credit support by third parties or decisions by banks, surety bond providers, investors or other companies to reduce or eliminate their exposure to bitcoin and the cryptocurrency industry as a whole, including our company. These credit pressures have had, and may continue to have, a material impact on our business, including, for example, banks, investors and other companies reducing or eliminating their exposure to the cryptocurrency industry, which could materially and adversely impact our business, financial condition and results of operations.

Risks Related to our Power Generation Operations

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

On June 30, 2022, the NYSDEC denied our Title V Air Permit renewal application. Our existing Title V Air Permit allows us to fire natural gas to produce electricity in accordance with the permit requirements, which remains valid and in effect until four months after the final resolution of the appeal process. We intend to challenge NYSDEC’s decision, however, this challenge will cause us to incur additional costs and will result in the diversion of management attention, which could adversely affect our business, financial condition and results of operations.

Our inability to procure and comply with the permits and licenses required for these operations, including the Title V Air Permit, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulations, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or eliciting claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.

Risks Related to the Ownership of Our Securities

Because there is a risk as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.

Our ability to continue as a going concern is dependent on our ability to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have experienced periods of losses and negative operating cash flows as a result of decreases in bitcoin prices and increases in natural gas prices, which are currently affecting, and have affected the performance of our business. Additional adverse developments affecting these industries could have a material adverse effect on our business, financial condition and results of operations.

Management has evaluated different options to improve our liquidity to fund our expenses and to support our debt servicing requirements. These options include, but are not limited to, selling or monetizing certain assets; issuances of equity, including but not limited to issuances under the Equity Purchase Agreement; migrating certain of our equipment to lower cost locations; and negotiating with lenders to modify the terms of certain of our existing financings. On August 10, 2022, B. Riley agreed to amend and restate the Promissory Note by extending the maturity to June 2023, reducing scheduled monthly amortization payments and reducing mandatory prepayments. Additionally, we sold certain of our mining equipment during the three months ended June 30, 2022.

While we believe we will be successful in our efforts to implement the options to improve liquidity, which will allow us to meet our financial commitments for at least the next twelve months, there can be no assurance that these efforts will be successful.

The market price, trading volume and marketability of our class A common stock may be significantly affected by numerous factors beyond our control.

The market price and trading volume of our class A common stock may fluctuate and/or decline. Recently, the trading price of our class A common stock has declined significantly. When the price of bitcoin declines, our stock price has historically fallen as well. We may experience similar outcomes in the future if our stock price continues to track the price of bitcoin. Furthermore, if the market for bitcoin company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our class A common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, factors over which we have little or no influence or control.

Additionally, there are many other factors that are beyond our control that may materially adversely affect the market price of our class A common stock, the marketability of our class A common stock and our ability to raise capital through equity financings. These factors include, but are not limited to, the following:

•
the underlying volatility in pricing of, and demand for, energy and/or bitcoin;
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
•
geopolitical factors, including Russia’s invasion of Ukraine;
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
•
speculation in the media or investment community about us or the cryptocurrency industry more broadly; and
•
the occurrence of any of the other risk factors included in this Quarterly Report on Form 10-Q.

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

On April 7, 2022, we entered into a common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement dated as of April 13, 2022 (as amended, the “2022 Purchase Agreement”) with BRPC, pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From April 28, 2022 to June 30, 2022, we issued 553,587 shares of our class A common stock to BRPC under the Purchase Agreement. We intend to use the net proceeds, if any, for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

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
10.1

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

10.6*	Amended and Restated Bridge Promissory Note, dated August 10, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC
10.7*	Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin.
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

Greenidge Generation Holdings Inc.

Date: August 15, 2022	By:	/s/ Jeffrey E. Kirt
Jeffrey E. Kirt
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Robert Loughran
Robert Loughran
Chief Financial Officer