Form 10-Q
period 2022-09-30
Greenidge Generation Holdings Inc.
filed 2022-11-14
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number: 001-40808
________________________________
Greenidge Generation Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(g) of the Act: None
As of November 11, 2022, the registrant had 16,213,043 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,013	$82,599
Restricted cash	10,500	—
Short-term investments	—	496
Digital assets	337	476
Accounts receivable	4,704	5,524
Prepaid expenses	9,694	9,146
Emissions and carbon offset credits	1,259	2,361
Total current assets	54,507	100,602
LONG-TERM ASSETS:
Property and equipment, net	246,071	217,091
Right-of-use assets	222	1,472
Intangible assets, net	2,841	3,537
Goodwill	3,062	3,062
Deferred tax assets	29	15,058
Other long-term assets	615	445
Total assets	$307,347	$341,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,064	$5,923
Accrued emissions expense	5,226	2,634
Accrued expenses	15,560	10,375
Income taxes payable	185	2,481
Long-term debt, current portion	73,218	19,577
Lease obligations, current portion	112	736
Total current liabilities	98,365	41,726
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	96,515	75,251
Lease obligations, net of current portion	137	193
Environmental liabilities	22,415	11,306
Other long-term liabilities	358	368
Total liabilities	217,790	128,844
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 42,964,462 and 40,865,336 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	290,576	281,815
Cumulative translation adjustment	(139)	—
Accumulated deficit	(200,884)	(69,396)
Total stockholders' equity	89,557	212,423
Total liabilities and stockholders' equity	$307,347	$341,267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Cryptocurrency datacenter	$18,272	$31,156	$61,571	$54,217
Power and capacity	3,613	3,077	12,395	7,255
Services and other	7,474	1,521	24,387	1,521
Total revenue	29,359	35,754	98,353	62,993
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency datacenter (exclusive of depreciation and amortization)	14,675	5,974	34,795	11,504
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	3,760	2,831	10,955	6,688
Cost of revenue - services and other (exclusive of depreciation and amortization)	3,660	854	11,304	854
Selling, general and administrative	10,240	5,446	35,720	12,017
Merger and other costs	242	29,847	940	31,095
Depreciation and amortization	13,835	2,667	22,680	5,531
Impairment of long-lived assets	—	—	71,500	—
Remeasurement of environmental liability	—	—	11,109	—
Total operating costs and expenses	46,412	47,619	199,003	67,689
Loss from operations	(17,053)	(11,865)	(100,650)	(4,696)
OTHER EXPENSE, NET:
Interest expense, net	(5,430)	(1,009)	(15,693)	(1,377)
Interest expense - related party	—	—	—	(22)
Gain (loss) on sale of digital assets	—	18	(15)	159
Loss on sale of assets	(759)	—	(130)	—
Other income (loss), net	144	(29)	200	(23)
Total other expense, net	(6,045)	(1,020)	(15,638)	(1,263)
Loss before income taxes	(23,098)	(12,885)	(116,288)	(5,959)
Provision for income taxes	79	(4,989)	15,200	(2,860)
Net loss	(23,177)	(7,896)	(131,488)	(3,099)
Foreign currency translation adjustment	27	—	(139)	—
Comprehensive loss	$(23,150)	$(7,896)	$(131,627)	$(3,099)

Loss per share:
Basic	$(0.55)	$(0.26)	$(3.16)	$(0.13)
Diluted	$(0.55)	$(0.26)	$(3.16)	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share and member unit data)

	Preferred Stock		Common Stock		Additional Paid - In Capital	Common Units		Preferred Units		Senior Priority Units		Total Members' Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount		Number of Units	Members' Capital	Number of Units	Members' Capital	Number of Units	Members' Capital
Balance at January 1, 2022	—	$—	40,865,336	$4	$281,815	—	—	—	—	—	—	$—	$—	$(69,396)	$212,423
Stock-based compensation expense	—	—	—	—	362	—	—	—	—	—	—	—	—	—	362
Issuance of shares, net of issuance costs	—	—	415,000	—	3,791	—	—	—	—	—	—	—	—	—	3,791
Restricted shares award issuance, net of withholdings	—	—	82,601	—	(65)	—	—	—	—	—	—	—	—	—	(65)
Proceeds from stock options exercised	—	—	334	—	2	—	—	—	—	—		—	—	—	2
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		(429)	(429)
Balance at March 31, 2022	—	—	41,363,271	4	285,905	—	—	—	—	—	—	—	(32)	(69,825)	216,052
Stock-based compensation expense	—	—	—	—	306	—	—	—	—	—	—	—	—	—	306
Issuance of shares, net of issuance costs	—	—	553,587	—	2,078	—	—	—		—	—	—	—	—	2,078
Proceeds from stock options exercised	—	—	1,962	—	12	—	—	—	—	—		—	—	—	12
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—		(107,882)	(107,882)
Balance at June 30, 2022	—	—	41,918,820	4	288,301	—	—	—	—	—	—	—	(166)	(177,707)	110,432
Stock-based compensation expense	—	—	—	—	361	—	—	—	—	—	—	—	—	—	361
Issuance of shares, net of issuance costs	—	—	1,045,642	—	1,914	—	—	—		—	—	—	—	—	1,914
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,177)	(23,177)
Balance at September 30, 2022	—	$—	42,964,462	$4	$290,576	—	—	—	—	—	—	$—	$(139)	$(200,884)	$89,557

	Preferred Stock		Common Stock		Additional Paid - In Capital	Common Units		Preferred Units		Senior Priority Units		Total Members' Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount		Number of Units	Members' Capital	Number of Units	Members' Capital	Number of Units	Members' Capital
Balance at January 1, 2021	—	$—	—	$—	$—	750	—	39,228	39,074	10,000	30,202	$69,276	$—	$(24,916)	$44,360
Contribution of GGH Preferred Units, GGH Senior Priority Units, and notes payable to related party for GGHI Common Stock	—	—	26,800,300	3	72,888	—	—	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	—	—	3,615
Contribution of GGH Common Units for GGHI Common Stock	—	—	1,199,700	—	—	(750)	—	—	—	—	—	—	—	—	—
Proceeds from sale of preferred stock, net of stock issuance costs of $3,387	1,620,000	1	—	—	37,112	—	—	—	—	—	—	—	—	—	37,113
Stock-based compensation expense	—	—	—	—	1,063	—	—	—	—	—	—	—	—	—	1,063
Proceeds from stock options exercised	—	—	160,000	—	1,000	—	—	—	—	—	—	—	—	—	1,000
Stock issued to purchase miners	—	—	160,000	—	991	—	—	—	—	—	—	—	—	—	991
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,797	4,797
Balance at June 30, 2021	1,620,000	1	28,320,000	3	113,054	—	—	—	—	—	—	—	—	(20,119)	92,939
Shares issued to Support.com shareholders upon Merger, net of issuance costs of $2,296	—	—	2,960,731	—	91,588	—	—	—	—	—	—	—	—	—	91,588
Issuance of shares for investor fee associated with successful completion of Merger	—	—	562,174	—	17,826	—	—	—	—	—	—	—	—	—	17,826
Issuance of warrants to advisor in connection with completion of Merger	—	—	—	—	8,779	—	—	—	—	—	—	—	—	—	8,779
Conversion of preferred stock	(1,620,000)	(1)	6,480,000	1	—	—	—	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	344,800	—	2,155	—	—	—	—	—	—	—	—	—	2,155
Stock-based compensation expense	—	—	—	—	411	—	—	—	—	—	—	—	—	—	411
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,896)	(7,896)
Balance at September 30, 2021	—	$—	38,667,705	$4	$233,813	—	—	—	—	—	—	$—	$—	$(28,015)	$205,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(131,488)	$(3,099)
Adjustments to reconcile net loss to net cash flow from operating activities:
Depreciation and amortization	22,680	5,531
Deferred income taxes	15,016	(2,945)
Impairment of long-lived assets	71,500	—
Amortization of debt issuance costs	3,059	54
Impairment of digital assets	85	—
Loss on sale of assets	130	—
Remeasurement of environmental liability	11,109	170
Stock-based compensation expense	1,029	1,474
Investor fee paid in common stock	—	17,826
Advisor fee paid in warrants	—	8,779
Changes in operating assets and liabilities:
Accounts receivable	820	272
Emissions and carbon offset credits	1,102	107
Prepaids and other assets	(548)	(5,955)
Accounts payable	(1,559)	(455)
Accrued emissions	2,592	(408)
Accrued expenses	5,185	5,315
Income taxes payable	(2,296)	—
Other	358	—
Net cash flow used for operating activities	(1,226)	26,666
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(127,374)	(65,757)
Proceeds from sale of assets	4,802	—
Proceeds from sale of marketable securities	496	—
Cash received in merger	—	27,113
Net cash flow used for investing activities	(122,076)	(38,644)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock, net of issuance costs	—	37,113
Proceeds from issuance of common stock, net of issuance costs	7,783	—
Proceeds from stock options exercised	14	1,000
Proceeds from warrants exercised	—	2,155
Issuance costs associated with shares issued for Support acquisition	—	(2,296)
Restricted stock unit awards settled in cash for taxes	(65)	—
Proceeds from debt, net of issuance costs	107,105	25,112
Principal payments on debt	(35,258)	(4,440)
Repayments of lease obligations	(363)	(569)
Net cash flow provided by financing activities	$79,216	$58,075
CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(44,086)	46,097
CASH AND CASH EQUIVALENTS - beginning of year	82,599	5,052
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$38,513	$51,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. (“Greenidge”) and its subsidiaries (collectively, the “Company”) own and operate a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities at two locations: the Town of Torrey, New York and Spartanburg, South Carolina. The Company’s cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company. The earned bitcoin is then exchanged for U.S. dollars. The Company owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator (“NYISO”) power grid. The Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations and comprehensive (loss) income are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The unaudited condensed interim consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles ("GAAP") for complete financial statements.
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

During the second quarter of 2022, the price of bitcoin decreased approximately 57% and the price of natural gas increased approximately 53% and these economic conditions did not improve during the third quarter. The Company’s profit and cash flows are impacted significantly by volatility in the prices of bitcoin and natural gas, and the volatility in these commodity prices significantly impacted the Company's results during 2022. At September 30, 2022, the Company had $38.5 million of cash and cash equivalents, including restricted cash, and $0.6 million of bitcoin holdings at fair value, while having $24.9 million of accounts payable and accrued expenses, as well as $88.6 million of principal and interest payments on debt due within the next 12 months.
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has evaluated different options to improve its liquidity to fund the Company’s expenses and to support the Company’s debt servicing requirements. These options include, but are not limited to:
•selling or monetizing certain assets, including but not limited to sales of additional miners, sales of surplus mining infrastructure equipment, or sales of unannounced and undeveloped locations the Company was evaluating for expansion;
•issuances of equity, including but not limited to issuances under the 2022 Purchase Agreement (as defined in Note 9, Stockholders' Equity) and the ATM Agreement (as defined in Note 9, Stockholders' Equity);
•migrating certain of its equipment to lower cost locations; and
•negotiating with lenders to modify the terms of certain of the Company’s existing financings, which could result in various modifications, including but not limited to, the modification of interest rates and/or debt amortization, assignment of collateral and changes to the Company's business model.
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
The Company has received proceeds of $59.8 million since October 2021 from sales of common stock under the 2021 Purchase Agreement (as defined in Note 9, Stockholders' Equity) and the 2022 Purchase Agreement (as defined in Note 9, Stockholders' Equity), of which $2.5 million of proceeds, net of discounts, was received during the three months ended September 30, 2022. In September 2022, Greenidge entered into an ATM Agreement (as defined in Note 9, Stockholders' Equity), and since September 30, 2022 through November 11, 2022, the Company received proceeds of $1.6 million from sales of common stock under the ATM Agreement.
The Company sold assets, including certain miners and other assets during the nine months ended September 30, 2022 for proceeds of $4.8 million; however, demand for miners has continued to decline during the third quarter of 2022.
The Company anticipates that existing cash resources will be depleted by the end of the first quarter of 2023. Depending on its assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, management cannot predict when or if bitcoin prices will recover to prior levels, or when energy costs may decrease. While the Company continues to work to implement the options to improve liquidity, there can be no assurance that these efforts will be successful.
Management's ability to successfully implement these options could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Given the lack of improvement in the above mentioned factors in the third quarter of 2022, there is uncertainty regarding the Company’s financial condition and substantial doubt about its ability to continue as a going concern for a reasonable period of time.
Restricted Cash
The Company has agreed to certain restrictions on $10.5 million of cash received associated with certain financings made during the three months ended September 30, 2022. The Company agreed to certain restrictions associated with this cash which is classified as restricted as of September 30, 2022.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements, Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As an emerging growth company, the Company has elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and the adoption did not materially impact the Company's condensed consolidated financial statements.
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
Results of Support.com Operations Since the Merger
For the three months ended September 30, 2022, the acquired Support.com business contributed $7.5 million in revenue and $1.0 million of operating income, which includes approximately $0.2 million of amortization expenses of acquired intangible assets. For the nine months ended September 30, 2022, the acquired Support.com business contributed $24.4 million in revenue and $4.3 million of operating income, which includes approximately $0.7 million of amortization expenses of acquired intangible assets.
Supplemental Pro Forma Financial Information
In accordance with ASC 805, the following supplemental unaudited pro forma information gives effect to the Merger as if it had occurred on January 1, 2021. The unaudited pro forma financial information reflects certain adjustments related to the acquisition, such as:
•Conforming the accounting policies of Support.com to those applied by Greenidge;
•Recording certain incremental expenses resulting from purchase accounting adjustments, such as amortization expense in connection with fair value adjustments to intangible assets; and
•Recording the related tax effects of pro forma adjustments.

$ in thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$42,448	$87,830
Net loss	$(11,783)	$(12,602)
The pro forma results for three and nine months ended September 30, 2021 include $30.0 million and $32.4 million, respectively, of transaction costs for both Greenidge and Support.com $24.5 million and $26.9 million after tax, respectively), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021.
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
The table below presents information about reportable segments for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Revenues:
Cryptocurrency Datacenter and Power Generation	$21,885	$34,233	$73,966	$61,472
Support Services	7,474	1,521	24,387	1,521
Total Revenues	$29,359	$35,754	$98,353	$62,993

Segment Adjusted EBITDA (loss)
Cryptocurrency Datacenter and Power Generation	$(3,669)	$20,973	$3,886	$33,464
Support Services	1,381	204	5,282	204
Total Segments Adjusted EBITDA (loss)	$(2,288)	$21,177	$9,168	$33,668

In addition, the table below provides a reconciliation of the total of the Segments Adjusted EBITDA to the consolidated (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Total Segments Adjusted EBITDA (loss)	$(2,288)	$21,177	$9,168	$33,668
Depreciation and amortization	(13,835)	(2,667)	(22,680)	(5,531)
Stock-based compensation	(361)	(411)	(1,029)	(1,474)
Merger and other costs	(242)	(29,847)	(940)	(31,095)
Expansion costs	(183)	(128)	(2,375)	(128)
Interest expense, net	(5,430)	(1,009)	(15,693)	(1,399)
Loss on sale of assets	(759)	—	(130)	—
Long-lived asset impairment	—	—	(71,500)	—
Remeasurement of environmental liability	—	—	(11,109)	—
Consolidated loss before income taxes	$(23,098)	$(12,885)	$(116,288)	$(5,959)
5. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021:

$ in thousands	Estimated Useful Lives	September 30, 2022	December 31, 2021
Plant infrastructure	10 years	$10,226	$34,725
Miners	3 years	176,309	48,121
Miner facility infrastructure	10 years	32,368	15,143
Land	N/A	8,460	8,460
Equipment	5 years	1,012	1,660
Software	3 years	636	636
Coal ash impoundment	4 years	—	2,410
Construction in process	N/A	26,076	25,856
Miner deposits	N/A	27,281	98,110
		282,368	235,121
Less: Accumulated depreciation		(36,297)	(18,030)
		$246,071	$217,091
The Company has reevaluated the useful lives of the assets and adjusted the lives of the miners from 5 years to 3 years and the lives of plant infrastructure from 15 - 39 years to 10 years effective July 1, 2022. Total depreciation expense was $13.6 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $22.0 million and $5.5 million for the nine months ended September 30, 2022 and 2021, respectively.
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
As a result of the significant reduction in the price of bitcoin and increased energy prices during the nine months ended September 30, 2022, the Company recognized a noncash impairment charge of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach. The excess of the book value over the estimated fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.
6. INTANGIBLE ASSETS
As described in Notes 1 and 3, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any intangible assets.
The following is a summary of finite-lived intangible assets:

$ in thousands
As of September 30, 2022	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$3,320	$(867)	$2,453
Tradename	490	(102)	388
Total	$3,810	$(969)	$2,841

As of December 31, 2021	Intangible Assets	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$3,320	$(244)	$3,076
Tradename	490	(29)	461
Total	$3,810	$(273)	$3,537
Amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. There was less than $0.1 million of amortization expense for both the three and nine months ended September 30, 2021.
Future amortization expense is as follows:

$ in thousands	Amortization
2022 (for the remainder of)	$232
2023	928
2024	928
2025	684
Thereafter	69
Total	$2,841

7. DEBT
The Company has entered into equipment finance agreements that are secured by the purchased miner equipment. These agreements generally require monthly payments of principal, interest and a risk premium fee. The following table provides information on the equipment financing agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	September 30, 2022	December 31, 2021
Equipment Financings:
A	December 2020	June 2022	17.0%	$4,482	$—	$1,245
B	December 2020	June 2022	17.0%	428	—	95
C	March 2021	November 2022	17.0%	2,229	248	1,362
D	April 2021	December 2022	17.0%	4,012	669	2,674
E - H	May 2021	October 2023	15.0%	15,724	12,235	15,513
I	July 2021	January 2023	17.0%	4,457	1,238	3,468
J	July 2021	March 2023	17.0%	2,717	604	1,962
K	October 2021	June 2023	17.0%	2,223	864	1,976
L	March 2022	April 2024	13.0%	81,375	74,690	—
Bonds Payable	October 2021/December 2021	October 2026	8.5%	72,200	72,200	72,200
Secured Promissory Note	March 2022	June 2023	7.5%	26,500	13,410	—
Total debt					176,158	100,495
Less: Debt discount and issuance costs					(6,425)	(5,667)
Total debt at book value					169,733	94,828
Less: Current portion					(73,218)	(19,577)
Long-term debt, net of current portion and deferred financing fees					$96,515	$75,251
The Company incurred interest expense of $5.4 million and $1.0 million during the three months ended September 30, 2022 and 2021, respectively, and $15.7 million and $1.4 million during the nine months ended September 30, 2022 and 2021, respectively, under the terms of these financings.
Minimum future principal payments on debt as of September 30, 2022 were as follows:

$ in thousands
Remainder of 2022	$20,404
2023	66,479
2024	17,075
2025	—
2026	72,200
Total	$176,158
Master Equipment Financing Agreement
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”), entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC ("NYDIG"), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through September 30, 2022, to finance the acquisition of certain miners and related equipment (the “Financed Equipment”). The Borrowers' obligations under the NYDIG Financing

Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, will be subject to certain covenants and restrictive provisions which will, among other things: limit the Borrowers’ ability to incur additional indebtedness for borrowed money; limit additional liens on the collateral or the equity interests of any of the Borrowers; limit consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); limit disposing of the collateral or any portion of the collateral with certain exceptions; limit the Borrowers’ ability to make certain restricted payments and investments; and limit the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which are subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement cannot be voluntarily partially prepaid, but may be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: L."
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
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $176.2 million and $139.2 million, respectively, at September 30, 2022. The notional value does not include unamortized discounts and debt issuance costs of $6.4 million at September 30, 2022. The estimated fair value of the Bonds Payable, representing the fair value of our 8.50% senior secured notes due 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the Equipment Financings and Secured Promissory Note, the Company believes the notional values approximate their fair values.
8. RELATED PARTY TRANSACTIONS
Letters of Credit
The Company's controlling stockholder, Atlas Holdings LLC ("Atlas"), obtained a letter of credit from a financial institution in the amount of $5.0 million at September 30, 2022, payable to the New York State Department of Environmental

Conservation ("NYSDEC"). This letter of credit guarantees the current value of the Company’s landfill environmental liability (see Note 13).
Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at September 30, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 13).
Guarantee
An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty is limited to $1.0 million.
Other
Affiliates of Atlas from time to time incur certain expansion costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. The amount of costs reimbursed by Greenidge during the nine months ended September 30, 2022 was less than $0.1 million.
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
On April 7, 2022, Greenidge entered into a new common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022 (as amended, the “2022 Purchase Agreement”) with the Investor. Pursuant to the 2022 Purchase Agreement, Greenidge has the right to sell to the Investor up to $500 million in shares of its class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022.
The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the 2022 Purchase Agreement will be determined by reference to the volume weighted average price of the class A common stock (“VWAP”) during the full primary (or “regular”) trading session on Nasdaq on the applicable purchase date, calculated in accordance with the 2022 Purchase Agreement, or, if the total aggregate number (or “volume”) of class A common stock traded on Nasdaq reaches a certain threshold amount (calculated in accordance with the 2022 Purchase Agreement) prior to the official close of the regular trading session on Nasdaq on such purchase date, then the VWAP will be calculated only for the period beginning at the official open (or “commencement”) of the regular trading session and ending at the time the volume of class A common stock traded on Nasdaq reaches such threshold amount

(such period for each purchase, the “Purchase Valuation Period”), less a fixed 5% discount to the VWAP for the Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200 million from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.
The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor in an intraday purchase pursuant to the 2022 Purchase Agreement will be calculated in the same manner as in the case of a regular purchase, provided that the VWAP for such intraday purchase will be measured during the portion of the normal trading hours on Nasdaq on the applicable purchase date that will begin 30 minutes after the latest of (i) the time that the applicable intraday purchase notice is timely received by the Investor, (ii) the time that the Purchase Valuation Period for any prior regular purchase effected on the same purchase date (if any) has ended and (iii) the time that the Intraday Purchase Valuation Period (defined below) for the most recent prior intraday purchase effected on the same purchase date (if any) has ended, and ending at the earlier of (x) the official close of the regular trading session on Nasdaq on such purchase date and (y) the time the volume of shares of class A common stock traded on Nasdaq reaches a certain threshold amount calculated in accordance with the 2022 Purchase Agreement (such period for each intraday purchase, the “Intraday Purchase Valuation Period”), less a fixed 5% discount to the VWAP for the Intraday Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200 million from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.
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
From the Effective Date to September 30, 2022, Greenidge issued 1,599,229 shares of class A common stock to the Investor pursuant to the 2022 Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts.
At The Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into an at market issuance sales agreement (the "ATM Agreement") with B. Riley Securities, Inc. ("B. Riley") and Northland Securities, Inc. ("Northland"), relating to shares of Greenidge’s class A common stock. Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s class A common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent, in an amount equal to up to 5.0% of the gross proceeds of all class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its class A common stock up to a maximum aggregate offering price of $22,800,000.

From October 1, 2022 through November 11, 2022, Greenidge issued 1,634,964 shares, which B. Riley sold for $1.6 million of net proceeds to Greenidge.
10. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors.
Restricted Common Stock Unit Awards
During the nine months ended September 30, 2022, the Company awarded 55,870 restricted common stock units (“RSUs”) under the 2021 Equity Plan to employees, which are generally eligible to vest over a three-year period.
The Company’s unvested RSU awards activity for the nine months ended September 30, 2022 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	516,987	$6.80
Granted	55,870	$5.70
Vested	(90,704)	$6.25
Unvested at September 30, 2022	482,153	$6.77
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the nine months ended September 30, 2022, the fair market value of the awards granted totaled $0.3 million, and as of September 30, 2022, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.02 years.
Common Stock Options
The Company’s common stock options activity for the nine months ended September 30, 2022 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	583,080	$6.01	9.2	$5,854
Exercised	(2,296)	$6.25
Forfeited	(9,554)	$6.77
Expired	(667)	$6.25
Outstanding at September 30, 2022	570,563	$6.00	8.38	$-
Exercisable as of September 30, 2022	447,930	$5.89	8.35	$8,386
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. As of September 30, 2022, there was approximately $0.2 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.49 years.
Stock-based Compensation
The Company recognized stock-based compensation expense of $0.4 million and $0.4 million during the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $1.5 million during the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income.
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
The Company's effective tax rate was (0.3)% and (13.1)% for the three and nine months ended September 30, 2022, respectively.
The Company continued to evaluate the realizability of deferred tax assets and due to continued reduced profitability as a result of the declines in bitcoin prices ,concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result there was no net income tax benefit for pretax losses of the U.S. operations in the three months ended September 30, 2022.
The effective tax rate for the nine months ended September 30, 2022 was different from the U.S. federal statutory rate of 21% primarily due to a charge of $15.0 million for the recognition of a valuation allowance during the second quarter of 2022 for deferred tax assets. Deferred tax assets primarily relate to historical net operating loss carryforwards of the Support.com business that was acquired in 2021.
The Company's effective tax rate was 38.7% and 48.0% for the three and nine months ended September 30, 2021, respectively. The effective tax rates for the three and nine months ended September 30, 2021 include the recognition of a deferred tax liability caused by the reorganization from a limited liability company to a corporation during the three months ended March 31, 2021.

12. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended September 30:		Nine Months Ended September 30:
$ in thousands, except per share amounts	2022	2021	2022	2021
Numerator
Net loss	$(23,177)	$(7,896)	$(131,488)	$(3,099)
Less: Net income attributable to the member units before the reorganization	—	—	—	(648)
Net loss attributable to Greenidge	$(23,177)	$(7,896)	$(131,488)	$(3,747)
Denominator
Basic weighted average shares outstanding	42,239	30,116	41,620	28,949
Diluted weighted average shares outstanding	42,239	30,116	41,620	28,949
(Loss) earnings per share
Basic	$(0.55)	$(0.26)	$(3.16)	$(0.13)
Diluted	$(0.55)	$(0.26)	$(3.16)	$(0.13)

For the nine months ended September 30, 2021, basic (loss) earnings per share is applicable only for the period from January 29, 2021 through September 30, 2021, which is the period following the reorganization of Greenidge Generation Holdings LLC (" GGH") into Greenidge and presents the period that the Company had outstanding common stock. Prior to the reorganization, there were no shares of common stock outstanding, and the limited liability structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these condensed consolidated financial statements.
For the three and nine months ended September 30, 2022, there was no impact of dilution from any of the outstanding 482,153 RSUs or 570,563 common stock options due to the net loss, since inclusion of any impact from these awards would be anti-dilutive. For the three and nine months ended September 30, 2021, there were no shares excluded from the calculation of diluted earnings per share due to the net loss, since inclusion of any impact from these awards would be antidilutive.
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
Environmental Liabilities
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $8.6 million as of September 30, 2022 and December 31, 2021. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions.
The Company has coal combustion residual ("CCR") liabilities associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $13.8 million as of September 30, 2022, which includes a charge of $11.1 million during the nine-months ended September 30, 2022 as a result of an update to the cost estimates as part of the ongoing evaluation of the site. CCRs are subject to federal and state requirements. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
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
Commitments
The Company entered into a contract with Empire in September 2020 that provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

14. CONCENTRATIONS
The Company has one power customer, NYISO, that accounted for 12% and 9% of consolidated revenue for the three months ended September 30, 2022 and 2021, respectively. NYISO accounted for 13% and 12% of consolidated revenue for the nine months ended September 30, 2022 and 2021, respectively.
For cryptocurrency datacenter operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators on a daily basis. Revenue from one of the Company’s pool operator customers accounted for approximately 60% and 62% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and 56% and 37% for the nine months ended September 30, 2022 and 2021, respectively.
The Support Services segment's largest customer accounted for approximately 19% and 18% of the Company's consolidated revenue during the three and nine months ended September 30, 2022, respectively, and also accounted for approximately 69% and 67% of the Company's consolidated accounts receivable balance at September 30, 2022 and December 31, 2021, respectively. The contract with the Support Services segment's largest customer expires on December 31, 2022 and has not been renewed.
The Company has one natural gas vendor that accounted for approximately 67% and 60% of the aggregate cost of revenue- cryptocurrency data center and cost of revenue- power and capacity for the three months ended September 30, 2022 and 2021, respectively and 64% and 59% of cost of revenue for the nine months ended September 30, 2022 and 2021, respectively.
15. SUPPLEMENTAL CASH FLOW INFORMATION
Greenidge had the following noncash investing and financing activities:

	Nine Months Ended September 30,
$ in thousands	2022	2021
Shares issued to Support.com shareholders upon Merger	$—	$93,885
Property and equipment purchases financed with common stock	$—	$991
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock	$—	$72,891
Issuance of shares for investor fee associated with successful completion of Merger	$—	$17,826
Issuance of warrants to advisor in connection with completion of Merger	$—	$8,779
16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 14, 2022, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Management Transition
Effective October 8, 2022, The Board of Directors appointed David Anderson to the position of Chief Executive Officer and Scott MacKenzie to the position of Chief Strategy Officer. Upon assuming the role, Mr. Anderson joined Greenidge's Board of Directors. As an inducement for Messrs. Anderson and MacKenzie to enter into employment with Greenidge, Greenidge's Compensation Committee approved grants of stock options ("Options") to each of Messrs. Anderson and MacKenzie. The Options granted to Mr. Anderson are exercisable for 1,852,812 shares of Greenidge's class A common stock ("Shares") and the Options granted to Mr. MacKenzie are exercisable for 1,224,030 Shares. The options were granted on October 10, 2022 and have an exercise price equal to the closing price of a Share on the grant date. The Options vest in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to Messrs. Anderson's and MacKenzie's continued service through the applicable vesting dates, respectively.

Greenidge also announced the mutual agreement between Greenidge and Jeffrey Kirt that Mr. Kirt would resign from his roles as CEO and Director, effective as of October 7, 2022 and transition to providing consulting services to Greenidge. Mr. Kirt’s consulting services to Greenidge are scheduled to continue through October 10, 2023. Under the terms of the letter agreement that describe the terms of Mr. Kirt’s separation of employment from Greenidge and the terms of his consulting services to Greenidge, Mr. Kirt will receive his base salary of $750,000 during the consulting period, immediate vesting of 229,868 RSUs, and a one-time grant under the Company’s 2021 Equity Incentive Plan of 280,000 restricted stock units that were fully vested at grant on October 10, 2022 and settle in twelve weekly installments beginning on October 14, 2022.

ATM Agreement
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland. Pursuant to the ATM Agreement, Greenidge may offer and sell shares of its class A common stock having an aggregate offering price of $22,800,000. See Note 9, Stockholder's Equity.

Support Services Customer Contract
In October 2022, the Company was informed that the contract associated with the Support Services segment's largest customer, which expires on December 31, 2022, will not be renewed beyond that date. This customer accounted for approximately 19% and 18% of the Company's consolidated revenue during the three and nine months ended September 30, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2021 and 2020 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2021 and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
Cryptocurrency Datacenter and Power Generation Segment
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the “South Carolina Facility” and, together with the New York Facility, the “facilities”). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt (“MW”) natural gas power generation facility. We generate all the power we require for our cryptocurrency datacenter operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. At the South Carolina Facility, we purchase power from a supplier of approximately 60% zero-carbon sourced energy, which results in relatively stable energy cost environment. We believe our competitive advantages include relatively low fixed costs, an efficient mining fleet and in-house operational expertise. We are currently mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.
As of September 30, 2022, we powered approximately 76 MW of mining capacity capable of producing an estimated aggregate hash rate of 2.4 EH/s at our facilities, substantially all of which is dedicated to bitcoin mining. Our Cryptocurrency Datacenter and Power Generation segment generates revenue i) through the exchange of bitcoins earned by application-specific integrated circuit computers ("ASICs" or "miners") as rewards and transaction fees for U.S. dollars and, to a much lesser extent in 2021 through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and ii) through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State’s power grid at prices set on a daily basis through the New York Independent System Operator ("NYISO") wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.
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

Volatility in the natural gas market has impacted and will continue to impact our results of operations and financial performance. Natural gas prices have been on an upward trajectory since June of 2021 and are expected to continue at elevated levels during 2022. During 2022, the volatility in the cost of natural gas resulted in an approximate 121% increase in the weighted average cost of natural gas during the nine months ended September 30, 2022, as compared to the same period in the prior year. This is currently affecting, and has affected, the performance of our business. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of the outbreak or escalation of military hostilities, weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. See “Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
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
Development Plan Update
The Company had mining capacity of approximately 2.4 EH/s from approximately 24,500 active miners at September 30, 2022. The Company is reevaluating its development plan as it works through its plans to improve liquidity.
Beginning in the second quarter of 2022, the Company began to reduce its inventory of older, less efficient mining equipment in order to free up mining capacity for newer more, efficient miners in its order book. The Company expects this trend to continue through the end of 2022, and the Company may also consider other assets sales, including but not limited to sales of surplus mining infrastructure equipment, to further enhance its liquidity position.
Title V Air Permit
In late June 2022, the New York State Department of Environmental Conservation (“NYSDEC”), announced its denial of the Title V air permit renewal for our New York Facility. The Company filed a notice with the NYSDEC on July 28, 2022 requesting a hearing on NYSDEC’s decision. Having timely completed its application to renew its Title V air permit, the Company is permitted to operate uninterrupted under a State Administrative Procedures Act extension, in full compliance with its existing Title V Air Permit, until four months after final resolution of the adjudicatory hearing process. While no adjudicatory proceedings have been scheduled to date, the Company expects that the appeals process may take a number of years to fully resolve.
Water Permit
The New York Facility is subject to SPDES and Water Withdrawal permits issued by NYSDEC for five-year terms, which include state and federal requirements applicable to the cooling water intake structure and discharges from the facility to the Keuka Lake Outlet and Seneca Lake. These permits were renewed by NYSDEC prior to the September 30, 2022 expiration date. As part of this renewal the Company was granted an extension on installing the best technology available for cooling water intake structures until January 2023. The Company is in the process of installing these structures and expects to meet the January deadline.

Results of Operations - Three Months Ended September 30,
The following should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2022 versus the third quarter 2021, unless otherwise specified.

	Three Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Total revenue	$29,359	$35,754	$(6,395)	(18)%
Cost of revenue (exclusive of depreciation and amortization shown below)	22,095	9,659	12,436	129%
Selling, general and administrative expenses	10,240	5,446	4,794	88%
Merger and other costs	242	29,847	(29,605)	(99%)
Depreciation and amortization	13,835	2,667	11,168	419%
Loss from operations	(17,053)	(11,865)	(5,188)	(44%)
Other (expense) income:
Interest expense, net	(5,430)	(1,009)	(4,421)	(438%)
Gain on sale of digital assets	—	18	(18)	N/A
Loss on sale of assets	(759)	—	(759)	N/A
Other income (loss), net	144	(29)	173	N/A
Total other expense, net	(6,045)	(1,020)	(5,025)	(493%)
Loss before income taxes	(23,098)	(12,885)	(10,213)	(79)%
Provision (benefit) for income taxes	79	(4,989)	5,068	102%
Net loss	$(23,177)	$(7,896)	$(15,281)	(194)%
Adjusted Amounts (a)
Adjusted (loss) income from operations	$(16,628)	$18,110	$(34,738)	N/A
Adjusted operating margin	(56.6%)	50.7%
Adjusted net (loss) income	$(21,993)	$12,166	$(34,159)	N/A
Other Financial Data (a)
EBITDA (loss)	$(3,833)	$(9,209)	$5,376	58%
as a percent of revenues	(13.1%)	(25.8)%
Adjusted EBITDA (loss)	$(2,288)	$21,177	$(23,465)	N/A
as a percent of revenues	(7.8)%	59.2%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").
Revenue

	Three Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$18,272	$31,156	$(12,884)	(41)%
Power and capacity	3,613	3,077	536	17%
Services and other	7,474	1,521	5,953	391%
Total revenue	$29,359	$35,754	$(6,395)	(18)%

The components of revenue, expressed as a percentage of total revenue were:

	Three Months Ended September 30,
	2022	2021
Cryptocurrency datacenter	63%	87%
Power and capacity	12%	9%
Services and other	25%	4%
Total revenue	100%	100%
Total revenue decreased $6.4 million, or 18%, to $29.4 million during the three months ended September 30, 2022 as compared to the prior year period. The decrease in revenue was due to the following:
•The revenue from our cryptocurrency datacenter operations decreased $12.9 million, or 41%, to $18.3 million primarily due to bitcoin prices decreasing by 49% compared to prior year and, to a lesser extent, increased difficulty rates. The price decreases were partially offset by a 19% higher volume of bitcoin mined as a result of our expanded fleet which resulted in a 115% increase in hash rate from the prior year comparative period.
•Power and capacity revenue increased $0.5 million, or 17%, to $3.6 million due to an increase in selling price per megawatt hour ("MWh") of 58% offset by a decline in MWh capacity sold to the power grid of 26%.
•The Services and other segment included a full three months of operations in 2022 compared to 16 days of operations in 2021 following the acquisition on September 14, 2021. This resulted in an increase in revenue of $6.0 million, or 391%, to $7.5 million during the three months ended September 30, 2022.
Refer to the "Segment Results of Operations - Three Months Ended September 30" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment.
Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$14,675	$5,974	$8,701	146%
Power and capacity	3,760	2,831	929	33%
Services and other	3,660	854	2,806	329%
Total cost of revenue	$22,095	$9,659	$12,436	129%
As a percentage of total revenue	75.3%	27.0%

Total cost of revenue, exclusive of depreciation and amortization, increased $12.4 million, or 129%, to $22.1 million in the three months ended September 30, 2022 as compared to the prior year period. The following were the main contributors to the increase in cost of revenue:
•The cost of revenue per MWh (exclusive of depreciation and amortization) increased for both cryptocurrency datacenter and power and capacity operations due to a significant increase in the natural gas cost per dekatherm, which increased approximately 104% in the three months ended September 30, 2022 as compared to the same period of 2021.
•Cryptocurrency datacenter cost of sales increased 146% due to the significant increase in cryptocurrency datacenter fleet requiring an increase in the use of megawatt hours.
•Services and other cost of revenue increased $2.8 million, or 329%, to $3.7 million for the three months ended September 30, 2022 as compared to the prior year period primarily resulting from inclusion of the full three months of operations of Support.com in 2022 compared to only 16 days of operations included in the comparable period of the prior year.

Total cost of revenue as a percentage of total revenue was significantly higher due to the higher cost of natural gas combined with the lower price of bitcoin in the Cryptocurrency Datacenter and Power Generation segment.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $4.8 million, or 88%, to $10.2 million for the three months ended September 30, 2022 as compared to the prior year period. The main drivers of the increase in selling, general and administrative expenses were:
•Total employee costs increased $1.1 million, or 550%, as a result of increased headcount, including the addition and expansion of executive level positions required to operate as a public company as well as increases in order to match the growth in the operational footprint of the business.
•Increased legal and professional fees of $1.7 million, or 636%, due to increased legal and regulatory costs associated with permit renewals and environmental matters at the New York plant, legal and consulting costs associated with potential expansion opportunities and other accounting and consulting fees associated with being a public company .
•The Support Services segment added $2.2 million to Selling, general and administrative expenses for the three months ended September 30, 2022 due to inclusion of the full three months of operations of Support.com in 2022 compared to only 16 days of operations included in the comparable period of the prior year.
Merger and other costs
Merger and other costs included professional and other fees associated with the merger transaction and becoming a public company. These costs decreased $29.6 million, or 99%, to $0.2 million, as these were primarily non-recurring transaction costs in 2021.
Depreciation and amortization
Depreciation and amortization increased $11.2 million, or 419%, to $13.8 million for the three months ended September 30, 2022 as compared to the prior year period primarily due to the purchase and deployment of additional miners and associated infrastructure, as well as a change in depreciable lives effective July 1, 2022, resulting in higher depreciation expense. Additionally, the Merger increased depreciation and amortization by $0.3 million for the three months ended September 30, 2022 as compared to the prior year period.
Income (loss) from operations
Loss from operations increased $5.2 million, or 44%, to $17.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase is primarily related to lower cryptocurrency datacenter revenue as a result of lower bitcoin prices, increases to input costs for the Cryptocurrency and datacenter and Power and capacity segments as a result of higher natural gas costs, higher depreciation due to the expansion of the datacenter operations and higher selling, general and administrative costs.
Adjusted loss from operations was $16.6 million for the three months ended September 30, 2022 as compared to adjusted income from operations of $18.1 million in the three months ended September 30, 2021. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Other expense, net
During the three months ended September 30, 2022, Greenidge incurred an increase of $5.0 million of other expense, primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet and, to a lesser extent, a loss on sale of assets.

Provision (benefit) for income taxes
The Company recognized an income tax provision of $0.1 million, or an effective tax rate of (0.3)% during the three months ended September 30, 2022 and a benefit for income taxes of $(5.0) million, or an effective tax rate of 38.7%, during the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 was impacted by pretax losses with no associated income tax benefit as a result of a valuation allowance on net operating loss carryforwards. The effective income tax rates for the three months ended September 30, 2021 benefited from a higher tax base for the deductibility of the equity-based success fees associated with the Merger.
Net (loss) income
As a result of the factors described above, Greenidge incurred a net loss of $23.2 million for the three months ended September 30, 2022 as compared to a net loss of $7.9 million for the three months ended September 30, 2021.
On an adjusted basis, excluding the impact of merger and other costs and expansions costs, adjusted net (loss) income during the three months ended September 30, 2022 would have been $(22.0) million as compared to $12.2 million in the same period in 2021. Adjusted net (loss) income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Segment Results of Operations - Three Months Ended September 30
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

	Three Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
REVENUE
Cryptocurrency Datacenter and Power Generation	$21,885	$34,233	$(12,348)	(36)%
Support Services	7,474	1,521	5,953	391%
Total Revenue	$29,359	$35,754	$(6,395)	(18)%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$(3,669)	$20,973	$(24,642)	N/A
Support Services	1,381	204	1,177	577%
Total Adjusted EBITDA	$(2,288)	$21,177	$(23,465)	N/A

Reconciliation to loss before income taxes:
Depreciation and amortization	(13,835)	(2,667)
Stock-based compensation	(361)	(411)
Merger and other costs	(242)	(29,847)
Expansion costs	(183)	(128)
Interest expense, net	(5,430)	(1,009)
Loss on sale of assets	(759)	-
Consolidated loss before income taxes	$(23,098)	$(12,885)

Cryptocurrency Datacenter and Power Generation Segment
The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.

	Three Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2022	2021	$	%
Cryptocurrency datacenter	$18,272	$31,156	(12,884)	(41)%
Power and capacity	3,613	3,077	536	17%
Total revenue	$21,885	$34,233	(12,348)	(36)%

MWh
Cryptocurrency datacenter	158,040	87,111	70,929	81%
Power and capacity	33,262	44,915	(11,653)	(26%)
Revenue per MWh
Cryptocurrency datacenter	$116	$358	$(242)	(68%)
Power and capacity	$109	$69	$40	58%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$14,675	$5,974	$8,701	146%
Power and capacity	$3,760	$2,831	$929	33%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$93	$69	$24	35%
Power and capacity	$113	$63	$50	79%

Cryptocurrency Datacenter Metrics
Bitcoins produced	866	729	137	19%
Average bitcoin price	$21,269	$41,937	(20,668)	(49%)
Average hash rate (EH/s)				115%
Average difficulty				83%
Revenue
Cryptocurrency datacenter
For our cryptocurrency datacenter revenue, we generate electricity on-site from our power plant located at the New York Facility and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars. Our cryptocurrency datacenter revenue decreased by $12.9 million, or 41%, during the three months ended September 30, 2022 as compared to the prior year period. The decrease was primarily attributable to the 49% decline in average bitcoin price as compared to the prior year. This decrease was partially offset by an increase in hash rate from our increased mining fleet resulting in a 115% increase in the average hash rate during three months ended September 30, 2022. The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 866 bitcoins in the third quarter of 2022 as compared to 729 bitcoins in the third quarter of 2021. The increased number of bitcoins produced was more than offset by the 49% lower average bitcoin price in 2022, resulted in the decline in cryptocurrency datacenter revenue.

Power and capacity
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $0.5 million, or 17%, to $3.6 million during the third quarter of 2022 as compared to the prior year as result of an increase in selling price per MwH of 58% compared to the same period in the prior year, offset by a 26% decline in MWhs provided to the power grid as compared to prior year.
Segment Adjusted EBITDA (loss)
Segment Adjusted EBITDA (loss) for the Cryptocurrency Datacenter and Power Generation segment decreased to $(3.7) million for the third quarter 2022 from $21.0 million in the third quarter of 2021. The variance was driven by the decline in the price of bitcoin and increase in natural gas input costs, partially offset by the increased bitcoin mining hash rate.
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
Support Services Segment
Greenidge acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there were only 16 days of operations included in our consolidated results in the third quarter of 2021. Support Services had revenue of $7.5 million and Segment Adjusted EBITDA of $1.4 million in the three months ended September 30, 2022.
The contract associated with the Support Services segment's largest customer, which accounted for approximately 19% of the Company's consolidated revenue during the three months ended September 30, 2022, expires on December 31, 2022 and has not been renewed beyond that date. This customer also accounted for 73% of Support Service's segment revenue for the three months ended September 30, 2022. During the fourth quarter of 2022, the Company will review the goodwill and other intangible assets totaling $5.9 million as of September 30, 2022 for impairment in light of this contract not being renewed beyond December 31, 2022.

Results of Operations - Nine Months Ended September 30
The following table sets forth key components of the results of operations of Greenidge during the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Total revenue	$98,353	$62,993	$35,360	56%
Cost of revenue (exclusive of depreciation and amortization shown below)	57,054	19,046	38,008	200%
Selling, general and administrative expenses	35,720	12,017	23,703	197%
Merger and other costs	940	31,095	(30,155)	(97%)
Depreciation and amortization	22,680	5,531	17,149	310%
Impairment of long-lived assets	71,500	—	71,500	N/A
Remeasurement of environmental liability	11,109	—	11,109	N/A
(Loss) income from operations	(100,650)	(4,696)	(95,954)	2043%
Other (expense) income:
Interest expense, net	(15,693)	(1,377)	(14,316)	(1040)%
Interest expense - related party	—	(22)	22	N/A
(Loss) gain on sale of digital assets	(15)	159	(174)	N/A
Loss on sale of assets	(130)	—	(130)	N/A
Other income, net	200	(23)	223	N/A
Total other expense, net	(15,638)	(1,263)	(14,375)	(1138%)
(Loss) income before income taxes	(116,288)	(5,959)	(110,329)	(1851)%
Provision (benefit) for income taxes	15,200	(2,860)	18,060	N/A
Net (loss) income	$(131,488)	$(3,099)	$(128,389)	(4143%)
Adjusted Amounts (a)
Adjusted (loss) income from operations	$(14,726)	$26,527	$(41,253)	N/A
Adjusted operating margin	(15.0)%	42.1%
Adjusted net (loss) income	$(30,378)	$17,868	$(48,246)	N/A
Other Financial Data (a)
EBITDA (loss)	$(77,915)	$971	$(78,886)	N/A
as a percent of revenues	(79.2%)	1.5%
Adjusted EBITDA	$9,168	$33,668	$(24,500)	(73%)
as a percent of revenues	9.3%	53.4%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Revenue

	Nine Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$61,571	$54,217	$7,354	14%
Power and capacity	12,395	7,255	5,140	71%
Services and other	24,387	1,521	22,866	1503%
Total revenue	$98,353	$62,993	$35,360	56%
The components of revenue, expressed as a percentage of total revenue were:

	Nine Months Ended September 30,
	2022	2021
Cryptocurrency datacenter	62%	86%
Power and capacity	13%	12%
Services and other	25%	2%
Total revenue	100%	100%
Total revenue increased $35.4 million, or 56%, to $98.4 million during the nine months ended September 30, 2022 as compared to the prior year period. The increase in revenue was due to the following:
•The revenue from our cryptocurrency datacenter operations increased $7.4 million, or 14%, to $61.6 million primarily due to higher mining capacity resulting in an increase of in total bitcoin mined of 63% and a hash rate increase of 166% . This increase was offset by lower average bitcoin prices, with prices decreasing by 29% compared to prior year and, to a lesser extent, increased difficulty rates.
•Power and capacity revenue increased $5.1 million, or 71%, to $12.4 million due to an increase in selling price per MWh of 89% offset by a 10% decline in MWh capacity sold to the power grid.
•The Services and other segment included a full nine months of operations in 2022 compared to 16 days of operations in 2021 following the acquisition on September 14, 2021. This resulted in an increase in revenue of $22.9 million, or 1503%, to $24.4 million during the nine months ended September 30, 2022.
Refer to the "Segment Results of Operations - Nine Months Ended September 30" of this MD&A for a more detailed discussion of revenues from the Cryptocurrency Datacenter and Power Generation segment and the Support Services segment.
Cost of revenue (exclusive of depreciation and amortization)

	Nine Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$34,795	$11,504	$23,291	202%
Power and capacity	10,955	6,688	4,267	64%
Services and other	11,304	854	10,450	1224%
Total cost of revenue	$57,054	$19,046	$38,008	200%
As a percentage of total revenue	58.0%	30.2%
Total cost of revenue, exclusive of depreciation and amortization, increased $38.0 million, or 200%, to $57.1 million in the nine months ended September 30, 2022 as compared to the prior year period. The following were the main contributors to the increase in cost of revenue:

•The cost of revenue per MWh (exclusive of depreciation and amortization) increased for both cryptocurrency datacenter and power and capacity operations due to a significant increase in the natural gas cost per dekatherm, which increased approximately 121% in the nine months ended September 30, 2022 as compared to the same period of 2021.
•Cryptocurrency datacenter cost of sales also increased as a result of a 91% increase in overall MWh usage due to the increased mining fleet, including the South Carolina expansion which began in Q4 2021.
•Services and other cost of revenue increased $10.5 million, or 1224%, to $11.3 million for the nine months ended September 30, 2022 as compared to the prior year period primarily resulting from inclusion of the full nine months of operations of Support.com in 2022 compared to only 16 days of operations included in the comparable period of the prior year.
Total cost of revenue as a percentage of total revenue increased primarily due to the impact of the higher cost of natural gas combined with the lower price of bitcoin on the Cryptocurrency Datacenter and Power Generation segment.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $23.7 million, or 197%, to $35.7 million for the nine months ended September 30, 2022 as compared to the prior year period. The main drivers of the increase in selling, general and administrative expenses were:
•Total employee-related costs increased $4.9 million, or 258%, as a result of increased headcount, including the addition and expansion of executive level positions required to operate as a public company as well as increases in order to match the growth in the operational footprint of the business.
•Increased legal and professional fees of $7.6 million, or 436%, due to increased legal and regulatory costs associated with permit renewals and environmental matters at the New York plant, legal and consulting costs associated with potential expansion opportunities and other accounting and consulting fees associated with being a public company.
•Increased Insurance costs of $3.6 million, or 325%, due to increased premiums for new policies entered into at the time of the merger as well as increased premiums on property insurance as a result of 2022 capital expenditures and the addition of the South Carolina facility in Q4 2021, increasing the asset base.
•The Support Services segment added $7.6 million to Selling, general and administrative expenses for the nine months ended September 30, 2022 due to inclusion of the full nine months of operations of Support.com in 2022 compared to only 16 days of operations included in the comparable period of the prior year.
Merger and other costs
Merger and other costs decreased $30.2 million, or 97%, to $0.9 million resulting from costs associated with the Merger, as well as professional and other fees associated with becoming a publicly traded company during 2021.
Depreciation and amortization
Depreciation and amortization increased $17.1 million, or 310%, to $22.7 million for the nine months ended September 30, 2022 as compared to the prior year period primarily due to the purchase and deployment of additional miners. Additionally, the Merger contributed $1.0 million of depreciation and amortization for the nine months ended September 30, 2022 as compared to the prior year period.
Impairment of long-lived assets
As a result of the significant reduction in the price of bitcoin and increased energy prices during the nine months ended September 30, 2022, the Company recognized a nonrecurring, noncash impairment of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach. The excess of the book value over the fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.

As a result of the impairment assessment, the Company has reevaluated the useful lives of the long-lived assets and adjusted the lives of the miners from 5 to 3 years and the lives of plant infrastructure from 15 - 39 years to 10 years effective July 1, 2022.
Remeasurement of environmental liabilities
During the nine months ended September 30, 2022, the Company recognized a charge of $11.1 million for the remeasurement of an environmental liability as a result of an update in the cost estimates associated to CCR liabilities associated with the Company's New York Facility as part of our continuing evaluation of the site.
Income (loss) from operations
Greenidge reported loss from operations of $100.7 million for the nine months ended September 30, 2022 as compared to a loss from operations of $4.7 million for the nine months ended September 30, 2021. The increase in loss from operations during the nine months ended September 30, 2022, was driven by the nonrecurring, noncash charge of $71.5 million for the impairment of long-lived assets and the $11.1 million expense for the remeasurement of an environmental liability, as well as higher depreciation and amortization.
Adjusted loss from operations was $14.7 million for the nine months ended September 30, 2022, compared to adjusted income from operations of $26.5 million for the nine months ended September 30, 2021. The $41.3 million unfavorable variance is primarily attributable to higher costs of revenues relative to revenue due to the increased cost of natural gas combined with the decline in the price of bitcoin. Additionally, adjusted income (loss) from operations declined due to higher depreciation and amortization. These negative impacts on Adjusted income (loss) from operations were partially offset by the increased bitcoin mining hash rate. Adjusted income from operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Other expense, net
During the nine months ended September 30, 2022 as compared to the prior period, Other expense, net increased $14.4 million primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.
Provision (benefit) for income taxes
The Company recognized an income tax provision of $15.2 million, or an effective tax rate of (13.1)%, during the nine months ended September 30, 2022 and a benefit for income taxes of $2.9 million, or an effective tax rate of 48.0%, during the nine months ended September 30, 2021 due to the recording of a $15.0 million charge for a valuation allowance during the nine months ended September 30, 2022 for the deferred tax assets. This was primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, reduced profitability caused by the declines in the price of bitcoin and increased power costs. The effective tax rates for the nine months ended September 30, 2021 include the recognition of a deferred tax liability caused by the reorganization from an LLC to a corporation during the three months ended March 31, 2021.
Net (loss) income
As a result of the factors described above, Greenidge incurred a net loss of $131.5 million for the nine months ended September 30, 2022 as compared to a net loss of $3.1 million for the nine months ended September 30, 2021.
On an adjusted basis, excluding the after-tax impact of the impairment of long-lived assets, the remeasurement of environmental liabilities, merger and other costs, expansions costs and the tax charge for the recognition of a valuation allowance on deferred tax assets, adjusted net (loss) income during the nine months ended September 30, 2022 would have been $30.4 million as compared to $17.9 million in the same period in 2021. Adjusted net (loss) income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Segment Results of Operations - Nine Months Ended September 30
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

	Nine Months Ended September 30,		Variance
$ in thousands	2022	2021	$	%
REVENUE
Cryptocurrency Datacenter and Power Generation	$73,966	$61,472	$12,494	20%
Support Services	24,387	1,521	22,866	1503%
Total Revenue	$98,353	$62,993	$35,360	56%

SEGMENT ADJUSTED EBITDA
Cryptocurrency Datacenter and Power Generation	$3,886	$33,464	$(29,578)	(88%)
Support Services	5,282	204	5,078	2489%
Total Adjusted EBITDA	$9,168	$33,668	$(24,500)	(73%)

Reconciliation to loss before income taxes:
Depreciation and amortization	(22,680)	(5,531)
Stock-based compensation	(1,029)	(1,474)
Merger and other costs	(940)	(31,095)
Expansion costs	(2,375)	(128)
Interest expense, net	(15,693)	(1,399)
Loss on sale of assets	(130)	—
Long-lived asset impairment	(71,500)	—
Remeasurement of environmental liabilities	(11,109)	—
Consolidated loss before income taxes	$(116,288)	$(5,959)

Cryptocurrency Datacenter and Power Generation Segment
The following table provides a summary of key metrics associated with the Cryptocurrency Datacenter and Power Generation segment.
Revenue

$ in thousands, except $ per MWh and average bitcoin price	Nine Months Ended September 30,		Variance
	2022	2021	$	%
Cryptocurrency datacenter	$61,571	$54,217	$7,354	14%
Power and capacity	12,395	7,255	5,140	71%
Total revenue	$73,966	$61,472	$12,494	20%

MWh
Cryptocurrency datacenter	380,432	199,200	181,232	91%
Power and capacity	114,322	126,990	(12,668)	(10%)
Revenue per MWh
Cryptocurrency datacenter	$162	$272	$(110)	(40%)
Power and capacity	$108	$57	$51	89%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$34,795	$11,504	$23,291	202%
Power and capacity	$10,955	$6,688	$4,267	64%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$91	$58	$33	57%
Power and capacity	$96	$53	$43	82%

Cryptocurrency Datacenter Metrics
Bitcoins produced	2,048	1,257	791	63%
Average bitcoin price	$31,666	$44,614	$(12,948)	(29%)
Average hash rate (EH/s)				166%
Average difficulty				45%
Cryptocurrency datacenter
For its cryptocurrency datacenter revenue, we generate electricity on-site from our power plant located at the New York Facility and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue increased by $7.4 million, or 14%, during the nine months ended September 30, 2022 as compared to the prior period. The increase was attributable to our increased mining fleet resulting in a 166% increase in the average hash rate during the nine months ended September 30, 2022. The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 2,048 bitcoins in the first nine months of 2022 as compared to 1,257 bitcoins in the first nine months of 2021. Revenue increases as a result of increased mining volume were offset by the 29% lower average bitcoin price in 2022.
Power and capacity
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the

NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $5.1 million, or 71%, to $12.4 million during the first nine months of 2022. This was a result of 89% higher price per MWh sold to the power grid in 2022, as compared to the prior period, partially offset by a 10% decline in volume as more MWh were utilized by the Cryptocurrency datacenter. Due to more severe weather in the month of January 2022 as compared to 2021, we curtailed cryptocurrency datacenter operations at the New York Facility for a period of time when there was a spike in power demand, which coincided with higher prices for electricity. This January revenue accounted for approximately 37% of the increase in Power capacity revenue for first nine months of 2022 as compared to the prior period.
Segment Adjusted EBITDA
Segment Adjusted EBITDA for the Cryptocurrency Datacenter and Power Generation segment decreased to $3.9 million for the first nine months of 2022 from $33.5 million in the first nine months of 2021. The decrease in Segment Adjusted EBITDA was driven by the increased cost of natural gas and lower price of bitcoin, partially offset by the higher bitcoin mining hash rate.
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
Support Services Segment
Greenidge acquired Support.com, which constitutes the Support Services segment as of close of business on September 14, 2021. As such, there were only 16 days of operations included in our consolidated results in the first nine months of 2021. Support Services had revenue of $24.4 million and Segment Adjusted EBITDA of $5.3 million in the nine months ended September 30, 2022.
The contract associated with the Support Services segment's largest customer, which accounted for approximately 19% of the Company's consolidated revenue during the nine months ended September 30, 2022, expires on December 31, 2022, and has not been renewed beyond that date. This customer also accounted for 73% of Support Service's segment revenue for the nine months ended September 30, 2022.
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
Environmental Obligations
The Company has coal combustion residual liabilities associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of

$13.8 million as of September 30, 2022, which includes a charge of $11.1 million during the nine months ended September 30, 2022 as a result of an update to the cost estimates as part of the Company's ongoing evaluation of the site. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
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
As a result of the significant reduction in the price of bitcoin and increased energy prices during the nine months ended September 30, 2022, the Company recognized a noncash impairment charge of $71.5 million for the assets associated with the Cryptocurrency Datacenter and Power Generation segment to reduce the net book value of the long-lived assets to fair value. Fair value was based upon a market approach. The excess of the book value over the estimated fair value was allocated to the long-lived assets of the Cryptocurrency and Power Generation segment.
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
EBITDA and Adjusted EBITDA
“EBITDA” is defined as earnings before interest, taxes, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to costs associated with the Merger, costs of becoming a public company (which included the costs of corporate reorganization from a limited liability company, public registration of shares and associated costs), business expansion costs, fair value adjustments for certain financial liabilities (including asset retirement obligations), costs associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2022	2021	2022	2021
Adjusted operating income (loss)
(Loss) income from operations	$(17,053)	$(11,865)	$(100,650)	$(4,696)
Merger and other costs	242	29,847	940	31,095
Expansion costs	183	128	2,375	128
Impairment of long-lived assets	—	—	71,500	—
Remeasurement of environmental liability	—	—	11,109	—
Adjusted (loss) income from operations	$(16,628)	$18,110	$(14,726)	$26,527
Adjusted operating margin	(56.6%)	50.7%	(15.0)%	42.1%

Adjusted net (loss) income
Net loss	$(23,177)	$(7,896)	$(131,488)	$(3,099)
Merger and other costs, after tax	242	19,969	940	20,874
Expansion costs, after tax	183	93	2,375	93
Loss on sale of assets, after tax	759	—	130	—
Impairment of long-lived assets, after tax	—	—	71,500	—
Remeasurement of environmental liability, after tax	—	—	11,109	—
Tax charge for valuation allowance	—	—	15,056	—
Adjusted net (loss) income	$(21,993)	$12,166	$(30,378)	$17,868

EBITDA (loss) and Adjusted EBITDA (loss)
Net loss	$(23,177)	$(7,896)	$(131,488)	$(3,099)
Provision for income taxes	79	(4,989)	15,200	(2,860)
Interest expense, net	5,430	1,009	15,693	1,399
Depreciation and amortization	13,835	2,667	22,680	5,531
EBITDA (loss)	(3,833)	(9,209)	(77,915)	971
Stock-based compensation	361	411	1,029	1,474
Merger and other costs	242	29,847	940	31,095
Expansion costs	183	128	2,375	128
Loss on sale of assets	759	—	130	—
Impairment of long-lived assets	—	—	71,500	—
Remeasurement of environmental liability	—	—	11,109	—
Adjusted EBITDA (loss)	$(2,288)	$21,177	$9,168	$33,668
Liquidity and Capital Resources
On September 30, 2022, we had cash and cash equivalents and restricted cash of $38.5 million. To date, we have primarily relied on debt and equity financing to fund our operations and to meet ongoing working capital needs and to execute on the initial stages of our business plan. During the first nine months of 2022, we obtained approximately $110.3 million of additional committed financings through two different agreements described further below.
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
While we held a relatively small amount of digital assets for an extended period as of September 30, 2022, our current business strategy is to sell digital assets within a short period after earning such assets. We may choose to change this strategy in the future. The average period between receipt of bitcoin and the subsequent conversion to cash is less than one day because at least 95% of the bitcoin mined each day is liquidated the same day it is mined. Our liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of September 30, 2022, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2022	2023-2024	2025-2026	Thereafter
Debt payments	$212,089	$24,824	$102,791	$84,474	$-
Leases	273	32	241	—	—
Environmental obligations	22,415	—	16,500	5,915	—
Natural gas transportation	15,168	474	3,792	3,792	7,110
Total	$249,945	$25,330	$123,324	$94,181	$7,110
The debt payments included in the table above include the principal, interest and risk premium amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas, and based on the current price of bitcoin and electricity cost, we expect that we will require additional capital in order to meet the commitments above. During the nine months ended September 30, 2022, the Company’s profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has evaluated different options to improve its liquidity to fund the Company’s expenses and to support the Company’s debt servicing requirements. These options include, but are not limited to:
•selling or monetizing certain assets, including but not limited to sales of additional miners, sales of surplus mining infrastructure equipment, or sales of unannounced and undeveloped locations the Company was evaluating for expansion;
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement;
•migrating certain of its equipment to lower cost locations; and
•negotiating with lenders to modify the terms of certain of the Company’s existing financings, which could result in various modifications, including but not limited to, the modification of interest rates and/or debt amortization, assignment of collateral and changes to the Company's business model.
In the Company's efforts to further improve liquidity, Greenidge and the Noteholder amended the Secured Promissory Note on August 10, 2022. The amendment is discussed further below under "Secured Promissory Note".
The Company has received proceeds of $59.8 million since October 2021 from sales of common stock under the original and amended Equity Purchase Agreements, of which $8.9 million proceeds, net of discounts, was received during the nine months ended September 30, 2022. In September 2022, Greenidge entered into an ATM Agreement (defined and discussed further below under "ATM Agreement"), and since September 30, 2022 through November 11, 2022, the Company received proceeds of $1.6 million from sales of common stock under the ATM Agreement.
Additionally, the Company has sold certain of its miners and other assets during the nine months ended September 30, 2022 for proceeds of $4.8 million.
The Company anticipates that existing cash resources will be depleted by the end of the first quarter of 2023. Depending on its assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, management cannot predict when or if bitcoin prices will recover to prior levels, or when energy costs may decrease. While the Company continues to work to implement the options to improve liquidity, there can be no assurance that these efforts will be successful.
Management's ability to successfully implement these options could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. Given the lack of improvement in the above mentioned factors in the third quarter of 2022, there is uncertainty regarding the Company’s financial condition and substantial doubt about its ability to continue as a going concern for a reasonable period of time.
Summary of Cash Flow
The following table provides information about our net cash flow for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
$ in thousands	2022	2021
Net cash (used for) provided by operating activities	$(1,226)	$26,666
Net cash used in investing activities	(122,076)	(38,644)
Net cash provided by financing activities	79,216	58,075
Net change in cash and cash equivalents and restricted cash	(44,086)	46,097
Cash and cash equivalents at beginning of year	82,599	5,052
Cash and cash equivalents and restricted cash at end of period	$38,513	$51,149
Operating Activities
Net cash (used for) provided by operating activities was $(1.2) million for the nine months ended September 30, 2022, as compared to $26.7 million for the nine months ended September 30, 2021. The variance in the operating cash flow during the first nine months of 2022 as compared to 2021 was driven primarily by the lower profits caused by the decrease in the price of bitcoin and the higher cost of power in 2022 than in 2021.
Investing Activities
Net cash used in investing activities was $122.1 million for the nine months ended September 30, 2022, as compared to $38.6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, purchases of and deposits for property and equipment significantly increased as compared to the prior year due to the expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations.
Financing Activities
Net cash provided by financing activities was $79.2 million for the nine months ended September 30, 2022, as compared to $58.1 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the net cash provided by financing activities primarily consisted of $107.1 million of net proceeds from debt and $7.8 million of proceeds from issuance of common stock, net of issuance costs, partially offset by $35.3 million of payments of debt principal. For the nine months ended September 30, 2021, the net cash provided by financing activities consisted of $37.1 million in proceeds from issuance of preferred stock, $25.1 million of net proceeds from debt obligations and $1.0 million of proceeds from stock options exercised, partially offset by $4.4 million of principal payments on debt.
Master Equipment Finance Agreement
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the “Borrowers”) entered into a Master Equipment Finance Agreement (the “NYDIG Financing Agreement”) with NYDIG ABL LLC (“NYDIG”), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules to finance the acquisition of certain bitcoin miners and related equipment (the “Financed Equipment”). The Borrower’s obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers including without limitation the Financed Equipment and proceeds thereof (including bitcoin). The partially funded loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules are interest-only for a specified period and otherwise payments on loan schedules include both an interest and principal payment.
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
ATM Agreement
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into an at market issuance sales agreement (the "ATM Agreement") with B. Riley Securities, Inc. ("B. Riley") and Northland Securities, Inc. ("Northland"). Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on our behalf the shares of our class A common stock requested to be sold by us, consistent with its normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. B. Riley may sell our class A common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent in the sale of our class A common stock. B. Riley will be entitled to compensation in an amount equal to up to 5.0% of the gross proceeds of all class A common stock sold through it as sales agent under the ATM Agreement. Under the registration statement filed registering shares to be sold under the ATM Agreement, In no event shall Greenidge issue or sell through B. Riley such number of Placement Shares that exceeds up to a maximum aggregate offering price of $22,800,000 of class A common stock of Greenidge.
From October 1, 2022 through November 11, 2022, Greenidge issued 1,634,964 shares, which B. Riley sold for $1.6 million of net proceeds to Greenidge.

Off-Balance Sheet Arrangements
None.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart our Business Startups Act ("JOBS Act"). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:
•have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
•submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and
•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.
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
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserts, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. On April 7, 2022, the Supreme Court denied the petition with prejudice, upholding the Town of Torrey’s site plan review on multiple, independent grounds. A notice of appeal was filed but the appeal was not perfected by the October 20, 2022 deadline; therefore, the appeal is deemed abandoned.
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
Management has evaluated different options to improve our liquidity to fund our expenses and to support our debt servicing requirements. These options include, but are not limited to, selling or monetizing certain assets; issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and the ATM Agreement; migrating certain of our equipment to lower cost locations; and negotiating with lenders to modify the terms of certain of our existing financings. On August 10, 2022, B. Riley agreed to amend and restate the Promissory Note by extending the maturity to June 2023, reducing scheduled monthly amortization payments and reducing mandatory prepayments. We received proceeds of $59.8 million since October 2021 from sales of common stock under the original and amended Equity Purchase Agreements, of which $8.9 million proceeds, net of discounts, was received during the nine months ended September 30, 2022. In September 2022, Greenidge entered into an ATM agreement and since September 30, 2022 through November 11, 2022, the Company received proceeds of $1.6 million sales of common stock under the ATM Agreement. Additionally, we sold certain of our mining equipment and other assets during the nine months ended September 30, 2022 for proceeds of $4.8 million, however, the value of miners has continued to decline during the third quarter of 2022.
We anticipate that existing cash resources will be depleted by the end of the first quarter of 2023. Depending on our assumptions regarding the timing and ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, management cannot predict when or if bitcoin prices will recover to prior levels, or when energy costs may decrease. While we continue to work to implement the options to improve liquidity, there can be no assurance that these efforts will be successful. Management's ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 and this section entitled "Risk Factors" of this Quarterly Report on Form 10-Q. Given the lack of improvement in the above mentioned factors in the third quarter of 2022, there is uncertainty regarding our financial condition and substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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
Additionally, there are many other factors that are beyond our control that may materially adversely affect the market price of our class A common stock, the marketability of our class A common stock and our ability to raise capital through equity financings. These factors include, but are not limited to, the following:
•the underlying volatility in pricing of, and demand for, energy and/or bitcoin;
•price and volume fluctuations in the stock markets generally which create highly variable and unpredictable pricing of equity securities;
•actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;
•significant volatility in the market price and trading volume of securities of companies in the sectors in which our business operates, which may not be related to the operating performance of these companies and which may not reflect the performance of our businesses;
•loss of a major funding source;
•operating performance of companies comparable to us;

•changes in regulations or tax law, including those affecting the holding, transferring or mining of cryptocurrency;
•share transactions by principal stockholders;
•the Company’s continued listing on the Nasdaq;
•recruitment or departure of key personnel;
•geopolitical factors, including Russia’s invasion of Ukraine;
•general economic trends and other external factors including inflation and interest rates;
•increased scrutiny by governmental authorities or individual actors or community groups regarding our business, our competitors or the industry in which we operate;
•publication of research reports by analysts and others about us or the cryptocurrency mining industry, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•sentiment of retail investors about our class A common stock and business generally (including as may be expressed on financial trading and other social media sites and online forums);
•speculation in the media or investment community about us or the cryptocurrency industry more broadly; and
•the occurrence of any of the other risk factors included in this Quarterly Report on Form 10-Q.

Our failure to meet the minimum closing bid price requirement of Nasdaq could result in a de-listing of our class A common stock.
If we fail to satisfy the minimum closing bid price requirement of Nasdaq, steps may be taken by Nasdaq to de-list our securities. Such a de-listing would likely have a negative effect on the price of our class A common stock and would impair our ability to sell or purchase our class A common stock when we wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our class A common stock to become listed again, stabilize the market price or improve the liquidity of our class A common stock, or prevent our class A common stock from dropping below the Nasdaq minimum bid price requirement.
Risks Related to Our Business Generally
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
We have a substantial amount of indebtedness, which requires significant interest payments. As of September 30, 2022, we and our subsidiaries had approximately $176 million aggregate principal amount of indebtedness outstanding. Our substantial level of indebtedness and the current constraints on our liquidity could have important consequences, including the following:
•we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which reduces or will reduce funds available to us for other purposes, such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
•our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
•there are significant constraints on our ability to generate liquidity through incurring additional debt; and

•we may be more vulnerable to economic downturn, further declines in the price of bitcoin or increases in the price of natural gas, and other adverse developments in our business.
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
We have been, and may be in the future, the subject of legal proceedings, including governmental investigations, relating to our products or services.
On December 17, 2020, certain parties filed an Article 78 petition with the Supreme Court of the State of New York, Yates County, that challenges the Town of Torrey’s site plan review for the planned expansion of our cryptocurrency datacenter. We were joined in the petition as a necessary party. The petition asserted, among other things, a violation of the State of New York Environmental Quality Review Act for failing to identify all areas of environmental concern or appropriately review the potential environmental impacts of the planned expansion of our data center. On April 7, 2022, the Supreme Court denied the petition with prejudice, upholding the Town of Torrey’s site plan review on multiple, independent grounds. A notice of appeal was filed but the appeal was not perfected by the October 20, 2022 deadline; therefore, the appeal is deemed abandoned. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business

Risk Related to Bitcoin and Cryptocurrency Industry
Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
Our operating results depend significantly on the price of bitcoin because it is the only cryptocurrency asset that we currently mine. Specifically, our revenues from our cryptocurrency datacenter operations are based principally on two factors: (1) our mining payouts from our third-party mining pools; and (2) the price of bitcoin. Accordingly, a decrease in the price of bitcoin will result in a decrease in our revenues. Moreover, the price of bitcoin has historically been subject to wide swings and significant volatility. This means that our operating results may be subject to significant volatility. Bitcoin prices have historically been volatile and impacted by a variety of factors, including market perception, the degree to which bitcoin is accepted as a means of payment, the volume of purchases and sales of bitcoin by market participants, real or perceived competition from alternative cryptocurrencies as well as other risks and uncertainties described in this Quarterly Report on Form 10-Q. For example, the price of bitcoin ranged from a low of approximately $30,000 to a high of approximately $68,000 during 2021, and has ranged from approximately $18,000 to approximately $48,000 year-to date as of September 30, 2022. Ongoing depressed cryptocurrency prices, including the recent decrease in the price of bitcoin, have resulted in, and could further result in, adverse effects on our business, financial condition, results of operations and growth prospects, which could significantly impact our ability to continue as a going concern or to pursue our strategy at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 7, 2022, we entered into a common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement dated as of April 13, 2022 (as amended, the “2022 Purchase Agreement”) with B. Riley Principal Capital, LLC (“BRPC”), pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From April 28, 2022 to November 11, 2022, we issued 3,234,193 shares of our class A common stock to BRPC under the 2022 Purchase Agreement. We intend to use the net proceeds for general corporate purposes, including funding capital expenditures, future acquisitions, investments and working capital and repaying indebtedness.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions and appropriate legends were placed upon the stock certificates issued in these transactions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed on October 31, 2022)
10.1
Amended and Restated Bridge Promissory Note, dated August 10, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 15, 2022)

10.2
Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin. (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 15, 2022)

10.3
Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 4, 2022)

10.4
At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed on September 19, 2022)

31.1*
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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenidge Generation Holdings Inc.

Date: November 14, 2022	By:	/s/ David Anderson
David Anderson
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Robert Loughran
Robert Loughran
Chief Financial Officer