Form 10-K
period 2022-12-31
Greenidge Generation Holdings Inc.
filed 2023-03-31
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Based on the closing stock price of $2.54 on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $35,114,779.

As of March 30, 2023, the Registrant had 31,271,755 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND SUMMARY OF RISK FACTORS
This report includes certain statements that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as "anticipate," "believe," "continue," "foresee," "expect," "intend," "plan," "may," "will," "would," "could" and "should" and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders are forward-looking statements. As used herein, "we," "us," "our," "Greenidge" and "Company" refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K, as well as statements about or relating to or otherwise affected by:
•our ability to successfully maintain our power and hosting arrangements, on acceptable terms or, our operations may be disrupted, and our business results may suffer which could have a material adverse effect on our business, financial condition and results of operations;
•fluctuations and volatility in the price of bitcoin and other cryptocurrencies;
•any failure by us to obtain acceptable financing with regard to our growth strategies or operations;
•the ability to negotiate or execute definitive documentation with respect to potential expansion sites on terms and conditions that are acceptable to Greenidge, whether on a timely basis or at all;
•changes in applicable laws, regulations or permits affecting our operations or the industries in which we operate, including regulation regarding power generation, cryptocurrency usage and/or cryptocurrency mining;
•loss of public confidence in, or use cases of, bitcoin and other cryptocurrencies;
•the potential of cryptocurrency market manipulation;
~~•~~the economics of hosting cryptocurrency miners, including as to variables or factors affecting the cost, efficiency and profitability of our hosting arrangement;
•the availability, delivery schedule and cost of equipment necessary to maintain and grow our business and operations, including datacenter equipment and equipment meeting the technical or other specifications required to achieve our growth strategy;
•the possibility that we may be adversely affected by other economic, business or competitive factors, including factors affecting the industries in which we operate or upon which we rely and are dependent;
•the ability to expand successfully to other facilities, mine other cryptocurrencies or otherwise expand our business;
•changes in tax regulations applicable to us, our assets or cryptocurrencies, including bitcoin;
•any litigation involving us;
•costs and expenses relating to cryptocurrency transaction fees and fluctuation in cryptocurrency transaction fees; and

•the condition of our physical assets, including that our operating facility may realize material, if not total, loss and interference as a result of equipment malfunction or break-down, physical disaster, data security breach, computer malfunction or sabotage.
Consequently, all of the forward-looking statements made in this report are qualified by the information contained herein, including the information contained under this caption and the information in Part I, Item 1A. "Risk Factors" of this Annual report on Form 10-K. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
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
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could impact our results of operations, financial condition or cash flows or cause a decline in the price of our class A common stock:
•Because there is a risk as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
•We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
•We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs, as well as expansion plans, we will resume operating losses, which could negatively impact our results of operations, strategy and financial performance.
•Our class A common stock is subject to delisting proceedings from the Nasdaq Global Select Market.
•A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders or other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.
•We have a single hosting customer and are exposed to customer concentration risk, as well as exposed to counterparty nonperformance risk for our hosting arrangement.
•We are at an early stage of development of our hosting business, currently have limited sources of revenue and may not become profitable in the future.
•It may take significant time, expenditure or effort for us to grow our business, including our bitcoin datacenter operations, through acquisitions, and our efforts may not be successful.
•The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our results of operations, strategy and financial performance.
•We have been, are currently, and may be in the future, the subject of legal proceedings, including governmental investigations, relating to our products or services.

•While we have multiple sources of revenue from our business and operations, our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
•We may not be able to compete effectively against other companies, some of whom have greater resources and experience.
•As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.
•Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.
•The properties utilized by us in our cryptocurrency datacenter and hosting may experience damage, including damage not covered by insurance.
•If bitcoin or other cryptocurrencies are determined to be investment securities, and we hold a significant portion of our assets in such cryptocurrency, investment securities or non-controlling equity interests of other entities, we may inadvertently violate the Investment Company Act or other securities laws. We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business prospects, our results of operations and financial condition.
•We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to host bitcoin miners and to mine bitcoin.
•Maintenance, expansion and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows and financial condition.
•We have material environmental liabilities and cost of compliance with existing and new environmental laws could have a material adverse effect on us.
•Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to cryptocurrency investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.
•The impact of geopolitical and economic events on the supply and demand for bitcoin is uncertain.
•Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain and difficulty and cost in obtaining new hardware.
•We may not adequately respond to rapidly changing technology.
•A failure to properly monitor and upgrade the bitcoin network protocol could damage the bitcoin network which could, in turn, have an adverse effect on our business.
•Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue datacenter operations.

•Our operations and financial performance may be impacted by fuel supply disruptions, price fluctuations in the wholesale power and natural gas markets, and fluctuations in other market factors that are beyond our control.
The risks described above should be read together with the text of the full risk factors described in Part I, Item 1A. "Risk Factors" and the other information set forth in this report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. Our business, prospects, results of operations or financial condition could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in "Risk Factors" are forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" above.

PART I
ITEM 1. BUSINESS.
Overview
Greenidge is a vertically integrated cryptocurrency datacenter and power generation company that owns and operates facilities at two locations with a mining capacity of 76 MW: the Town of Torrey, New York (the "New York Facility") and Spartanburg, South Carolina (the "South Carolina Facility, together with our New York Facility, the "facilities"). In 2022, our continuing operations were comprised of two primary revenue sources.
Cryptocurrency Datacenters. As of the year ended December 31, 2022 and through the signing of Hosting Agreements (as defined below) on January 30, 2023, our cryptocurrency datacenter operations generated revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by us. We converted substantially all of our earned bitcoin into U.S. dollars.
On January 30, 2023, as part of an overall debt restructuring, Greenidge transferred ownership of miners with capacity of approximately 2.8 EH/s to its lender, NYDIG ABL LLC ("NYDIG"), in exchange for a reduction of debt. Concurrently, Greenidge and certain NYDIG affiliates entered into hosting agreements, whereby Greenidge agreed to host, power and provide technical support services, and other related services to NYDIG's affiliates miners at its two facilities (the "Hosting Agreements"). See "Hosting Agreements" for further details.
Greenidge owns approximately 10,000 miners with a capacity of approximately 1.1 EH/s. Greenidge is actively pursuing opportunities to install and operate these miners, which may be in arrangements where those miners would be hosted by a third party. Greenidge’s ownership of these miners did not change as a result of the aforementioned debt restructuring.
Hosting Agreements. On January 30, 2023, Greenidge entered into the Hosting Agreements, which resulted in a material change to our business strategy with us largely operating miners owned by NYDIG affiliates. Under these agreements, we agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at certain Greenidge facilities for a term of five years. The terms of such arrangements requires NYDIG affiliates to pay a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee as well as a gross profit-sharing arrangement. Under the Hosting Agreements, NYDIG affiliates are required to provide Greenidge an upfront security deposit, pay a configuration fee for the setup of new or relocated miners, and pay for repairs and parts consumed in non-routine maintenance (i.e., units that are out of service for more than 12 hours). Greenidge shall pay NYDIG a portion of capacity revenue, as well as a portion of the gross margin from any energy sales in excess of mining requirement. Additionally, when market conditions dictate shutting down mining and making market sales of energy, Greenidge shall pay NYDIG the expected value that it would have received as if the cryptocurrency datacenter had operated and a portion of gross margin from energy sales above normal mining requirements. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. The arrangement covers all of our current mining capacity at the New York and South Carolina facilities. Greenidge expects to deploy its approximately 10,000 miners, with capacity of approximately 1.1 EH/s, disclosed above at third-party hosted facilities during 2023.
Independent Electric Generation. We own and operate a 106 MW power generation facility that is connected to the New York Independent Systems Operator (the "NYISO"), which operates New York state’s power grid. The aforementioned debt restructuring did not alter our ownership of this facility and we plan to continue to operate such facility. We sell electricity to the NYISO at all times when the plant is running and we increase or decrease the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. Based upon levels of demand and prevailing prices for electricity, we may temporarily curtail operations at our cryptocurrency datacenter located at our power generation facility in order to meet the demand for electricity. Revenue generated from the wholesale power market is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market and the prevailing price of natural gas. In addition, we receive revenues from the sale of our capacity and ancillary services in the NYISO wholesale market. Through these sales, we generate three revenue streams:
◦Energy revenue: When dispatched by the NYISO, we receive energy revenue based on the hourly price of power.
◦Capacity revenue: We receive capacity revenue for committing to sell power to the NYISO when dispatched.
◦Ancillary services revenue: When selected by the NYISO, we receive compensation for the provision of operating reserves.

Our datacenter operations in New York are powered by electricity generated directly by our power plant, which is referred to as "behind-the-meter" power as it is not subject to transmission and distribution charges from local utilities. As of December 31, 2022, our owned ASICs at the New York Facility had the capacity to consume approximately 56 MW of electricity. We have approval from NYISO to utilize 64 MW of electricity behind-the-meter.

Support Services. On September 14, 2021, GGH Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. ("Support.com"), with Support.com continuing as the surviving corporation (the "Merger") and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the "Merger Agreement"), among Greenidge, Support.com and Merger Sub. At the effective time of the Merger, we issued 2,960,731 shares of class A common stock in exchange for all shares of common stock, par value $0.0001, of Support.com and all outstanding stock option and restricted stock units of Support.com. Support.com’s results of operations and balance sheet have been consolidated effective with the Merger. See Note 3, "Merger with Support.com", in the Notes to Consolidated Financial Statements for a further discussion of the Merger.
Effective September 14, 2021, following the completion of the Merger, Support.com began operating as a separate operating and reporting segment. Our Support Services segment provided solutions and technical programs to customers delivered by home-based employees. The Support Services segment provided customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. The Support Services segment also earned revenues for end-user software products provided through direct customer downloads and sale via partners. The Support Services segment operated primarily in the United States, but maintained international operations that included staff providing support services.
Support.com’s largest customer elected to not renew their contract with Support.com upon its expiration on December 31, 2022. As a result of this development, management and the Board of Directors decided to strictly focus on its cryptocurrency datacenter and power generation operations and made the determination to consider various strategic alternatives for the Support.com segment, including but not limited to the potential disposition of assets. We have classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of a strategic shift at the parent level to strictly focus on our cryptocurrency datacenter and power generation operations, including pursuant to the Hosting Agreements. On January 17, 2023, Greenidge completed the sale of certain assets of Support.com for net proceeds of approximately $2.6 million as the first step in the disposal of the Support.com segment assets. The Company is actively pursuing the sale of the remaining portion of the Support.com business which includes the existing active customer contracts, information technology platforms including the website, and the remaining workforce.
Corporate History and Structure
In 2014, Atlas Holdings LLC and its affiliates ("Atlas") formed Greenidge Generation Holdings LLC ("GGH") and purchased all of the equity interests in Greenidge Generation LLC ("Greenidge Generation"), which owned an idled power plant in the Town of Torrey, New York.
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
On September 14, 2021, we acquired Support.com pursuant to the Merger and it began to operate as our wholly-owned subsidiary. Subsequent to the Merger, our shares of class A common stock were listed on the Nasdaq Global Select Market and currently trade under the symbol "GREE." On December 13, 2022, we received a letter from the listing qualifications department of the Nasdaq Stock Market ("Nasdaq") notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules. We have until June 12, 2023 to regain compliance or we may be eligible for an additional 180 calendar days to comply with the Bid Price Requirement (as defined below), subject to Nasdaq approval. See "Risk Factors—Risks Related to the Ownership of Our Securities—Our class A common stock is subject to delisting proceedings from the Nasdaq Global Select Market."
Throughout 2021, we increased our datacenter capacity from 0.4 EH/s to approximately 1.4 EH/s, and in 2022, we increased our active mining capacity to 2.4 EH/s, with a total fleet capacity with a nameplate of 3.9 EH/s as of December 31, 2022.
On December 31, 2022, we classified the Support.com business as held for sale and discontinued operations.
On January 30, 2023, we entered into a debt restructuring agreement with our primary lender NYDIG, which included the transfer of approximately 2.8 EH/S of bitcoin mining equipment to NYDIG. Concurrently, we entered into bitcoin mining hosting agreements with NYDIG's affiliates to host, power and provide technical support services, and other related services, to NYDIG's mining equipment at data centers operated by us for a period of five years, unless earlier terminated in accordance with the terms of the Hosting Agreements.
Cryptocurrency Datacenter Industry
Introduction to Bitcoin, the Bitcoin Network and Bitcoin Mining
Bitcoin is a digital asset created and transmitted through the operations of a peer-to-peer network of computers, known as the bitcoin network. The bitcoin network is decentralized, meaning that no single entity owns or operates the bitcoin network, and that no governmental authority, financial institution, or financial intermediary is required to create, transmit or determine the value of bitcoin. Instead, the infrastructure of the bitcoin network is owned and maintained by a decentralized user base. The bitcoin network allows people to exchange digital tokens of value, called bitcoins, which are recorded on a publicly distributed transaction ledger known as a blockchain. The bitcoin blockchain is a digital, publicly distributed bookkeeping ledger that holds a record of every bitcoin transaction since the inception of bitcoin, with each block containing information relating to a group of bitcoin transactions.
Bitcoin is created and allocated by the bitcoin network protocol as a reward for validating and verifying bitcoin transactions, securing transaction blocks and adding those transaction blocks to the bitcoin blockchain using computer processing power to solve complex algorithms based on cryptographic protocols. The aforementioned actions are often referred to as "mining" as those performing the actions are paid in newly created bitcoin. The persons or machines that are rewarded in newly created bitcoin are often referred to as "miners." Each unique block in the bitcoin blockchain can be solved and added to the bitcoin blockchain by only one miner. Once a miner solves a block, the rest of the miners in the network verify the solution and confirm the block to the blockchain.
As an incentive to incur the time and computational costs of mining, the miner who correctly solves the algorithm resulting in a block being added to the bitcoin blockchain is rewarded in newly created bitcoin (known as a block reward) and will also receive any transaction fees paid by transferors whose transactions are recorded in the block. An infinite amount of blocks can be solved; however, the amount of block rewards paid to miners is on a managed distribution schedule which will result in the last block reward payout occurring approximately in 2140. At that time, miners will be incentivized to maintain the network solely based on transaction fees.
Performance Metrics—Network Hash Rate and Difficulty
In bitcoin mining, the processing speed of a bitcoin miner is measured by its "hash rate" or "hashes per second." "Hash rate" is the speed at which a miner can take any set of information and process it via the algorithm used on the bitcoin network, also known as a "hash." Therefore, a miner’s hash rate refers to how many algorithmic computations the miner can perform per second on the bitcoin network.

An individual mining company like ours has a hash rate measured across the total number of the miners it deploys in its datacenter operations. Generally, an individual miner’s expected success rate in solving blocks and realizing bitcoin rewards over time is correlated with its proportion of the total network hash rate over the same period.
"Difficulty" is a measure of the relative complexity of the algorithmic solution required to create a block and receive a bitcoin award. The bitcoin network protocol adjusts the network difficulty periodically based on the aggregate amount of hashing power deployed by the network with a goal of it requiring 10 minutes, on average, to create a new bitcoin block. At each interval of 2,016 blocks (which takes roughly two weeks), the network re-analyzes the interval and revises the difficulty index, if needed. If the block formation time for the preceding 2,016 blocks exceeds the 10-minute average goal, the network automatically reduces the degree of difficulty and vice versa.
Mining Pools
A significant portion of the global hash rate on the bitcoin network has been contributed to a number of "mining pools." In a typical bitcoin mining pool, groups of miners combine their resources, or hash rate, and earn bitcoin together. Mining pools help to smooth the variability of the revenue stream of individual miners by combining the hash rate from multiple miners and then paying each miner a pro rata share of the aggregate bitcoin rewards generated by the combined pool.
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
The profitability of a bitcoin mining operation largely depends on:
•the price of bitcoin;
•the cost of electricity;
•the efficiency of mining equipment;
•a miner's proportionate share of the global hash rate; and
•a miner's other fixed and variable costs including labor, overhead and fixed and variable fees paid to third parties, if any, associated with bitcoin mining operations.
Electricity Cost Structure
Our power plant is strategically located in the Town of Torrey, New York and is connected to the Empire Pipeline. The Empire Pipeline provides our power plant with ready access to the Millennium Pipeline price hub, which provides relatively low market rates for natural gas. As a result of our strategic geographic location, we have access to a regular supply of relatively lower-cost natural gas to power our electricity generation. We entered into a contract for firm gas transportation on the Empire Pipeline, ensuring we have uninterrupted access to fuel. Further, the Millennium Pipeline price hub is a liquid market that allows us to hedge our purchases of this natural gas fuel opportunistically, mitigating the risk to our business from price fluctuations.
Our data center in South Carolina is set on a 175-acre site which currently has approximately 20 MW of mining capacity. We purchase power from a supplier of approximately 60% zero-carbon sourced energy, which results in a relatively stable energy and cost environment.
Mining Pool Participation
As part of our mining operations, we currently contribute our hash rate to certain mining pools, subject to their terms of service. Such participation is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pool. The mining pools in which we currently participate allocate their bitcoin to us on a daily basis. This bitcoin revenue is delivered to us electronically, and we liquidate it into U.S. dollars within a relatively short time following receipt. We had stored some bitcoin at a third-party custody provider using electronic storage not connected to the internet, or "cold storage," but we liquidated this previously stored bitcoin into U.S. dollars in early 2023.
Products and Services
Cryptocurrency Datacenter Operations
We began mining bitcoin in 2019 with the construction of a pilot datacenter to operate approximately 9 PH/s of bitcoin mining capacity located at our New York Facility. We launched a commercial data center for bitcoin mining and blockchain services in January 2020, and as of December 31, 2022, we had approximately 24,200 miners deployed on our two sites capable of producing an aggregate hash rate capacity of approximately 2.4 EH/s. Although the number of miners deployed provides a sense of scale of cryptocurrency datacenter operations as compared to our peers, management believes that hash rate, or the number of hashes a miner can perform in each second, typically expressed in EH/s or terahash per second ("TH/s") and used as a measure of computational power or mining capacity used to mine and process transactions on a blockchain such as bitcoin, provides a more comparable measure of a cryptocurrency datacenter fleet’s ability to process cryptocurrency transactions as compared to other bitcoin mining operations.
On January 30, 2023, we signed the Hosting Agreements and will generate revenue through hosting fees, which include a profit sharing component. As of January 30, 2023, we continue to own approximately 10,000 miners with a capacity of approximately 1.1 EH/s, and we will be evaluating options to install these miners at facilities that are hosted by third parties.
Power Generation Operations
We sell capacity, energy and ancillary services from our approximately 106 MW nameplate capacity power generation facility and sell power that we generate, at wholesale, to the NYISO when dispatched, based on the NYISO’s daily supply and demand needs. We began our energy sales in 2017 when our power generation facility came back online after converting from a coal-fired to a natural gas-fired facility. We sell a contractual minimum amount of electricity to NYISO at all times our New York Facility is operating. We participate in the daily power bidding process and will increase the amount of power sold to the grid when the market rates are favorable to do so. At times, we curtail mining to increase the amount of capacity sold to the grid when it is the more profitable revenue stream based on the daily market rates.
We have a contract with Empire Pipeline Inc., which provides for the firm transportation to our pipeline of up to 15,000 dekatherms of natural gas per day. The natural gas is transported to our captive lateral pipeline through which this gas is transported 4.6 miles to our power plant. We have contracts with Emera Energy covering both the purchase of natural gas and the bidding and sale of electricity through the NYISO.
These sales accounted for approximately 18% and 10% of our total revenue for the years ended December 31, 2022 and 2021, respectively.

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
Competition
Competition in Datacenter Operations and Power Generation Segment
Datacenter Operations
The cryptocurrency industry is a highly competitive and evolving industry, and new competitors or emerging technologies could enter the market and affect our competitiveness in the future. Operators of bitcoin miners can range from individual enthusiasts to commercial mining operations with dedicated datacenters. Miners often organize themselves in mining pools. We compete with several public and private companies that focus all or a portion of their activities on bitcoin mining and hosting.
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
We compete against all other NYISO generation resources, which as of Summer 2022 included approximately 41,000 MW of installed capacity consisting of gas and oil-fired thermal generation, as well as nuclear, hydro, wind, and other renewable generation. Our competitiveness is based on our variable cost compared to the marginal price in the energy markets as set by the bid of the highest- price resource required to satisfy load requirements. The primary determinants of our variable cost are its efficiency (e.g. how much gas is required to produce a given unit of power) and fuel cost.
Our variable cost relative to the marginal energy price determines how much power we sell. The marginal energy price increases as demand for power increases and as more expensive generation resources are required to satisfy load requirements. We benefit from retirements of less expensive generation resources in the NYISO and conversely, become less competitive as more efficient generation capacity is added.
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

Competitive Advantages
Electricity is the largest input cost for most cryptocurrency datacenter operations, and we believe owning a power generation facility provides us with a competitive advantage in our cryptocurrency datacenter operations. We believe that our business benefits from the following additional competitive advantages:
•Vertical integration. We believe there are relatively few other public companies in the United States with cryptocurrency datacenter operations of scale in the United States currently using power generated from their own power plants.
~~•~~Hosting arrangements. The terms of our hosting arrangements require NYDIG to pay a hosting fee that covers the cost of power and a hosting fee associated with direct costs of mining facilities management, as well as a gross profit-sharing arrangement. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
•Low power costs. Through access to the Millennium Pipeline price hub that provides relatively low market rates for natural gas and the relatively cool climate where our power plant is located, we are able to produce our energy at competitive rates and largely avoid the extra cost of active cooling of the cryptocurrency datacenter operations. Our hosting arrangements have reduced the downside risk to us from cost increases related to natural gas.
•Power market upside. Being online 24/7 allows us to optimize between hosting, power and cryptocurrency datacenter revenue.
•Self-reliance. All of the power that we use in our New York state cryptocurrency datacenter operations is provided by behind-the-meter generation with no reliance on third-party power purchase agreements that can be modified or revoked at any time.
•Cryptocurrency experience. We have been active as operators of cryptocurrency datacenters for over two years which we believe provides us with a competitive advantage over new entrants that have not commenced commercial cryptocurrency datacenter operations. Having engineers and electricians on staff has enabled us to design our own mining architecture, which in turn allows us to operate and maintain our mining operations. We believe this leads to better performance.
•Institutional backing. Our controlling stockholder, Atlas, is affiliated with an investment firm with more than $6.8 billion of assets under management and prior experience owning and operating more than 2,000 MW of power generation assets.
Intellectual Property
We do not currently own any patents, trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights in connection with our existing and planned bitcoin mining related operations.
Environmental, Social, Governance
We are committed to making progress on the issues that matter in the environmental, social, and governance areas, and more specifically to serving as a community partner in the locations in which we operate. This is a critical part of our plan for growth and value creation as we develop our business. In 2022, we donated to local community developments including the construction of a new playground in Dresden, NY and to initiatives for the preservation of Yates County history, as well as numerous other sponsorships of local initiatives.
We participate in the Regional Greenhouse Gas Initiative ("RGGI"), a market-based program in which participating states sell carbon dioxide ("CO2") allowances through auctions and invest proceeds in energy efficiency, renewable energy, and other consumer benefit programs to spur innovation in the clean energy economy and create local green jobs. We purchase RGGI allowances each year to cover 100% of our CO2 emitted from power generation and have done so since we began gas-fired operations in 2017.
The RGGI requires, by law, that we remit credits to offset 50% of our annual emission expense in the following year, for each of the years in the three year control period (i.e., the Fourth Control period being January 1, 2018 to December 31, 2020). In February 2021, we remitted emissions allowances for the control period. We continue to remit credits in accordance with RGGI under the current three-year control period (i.e., the Fifth Control Period being January 1, 2021 to December 31, 2023). We recognize expense on a per ton basis, where one ton is equal to one RGGI credit. RGGI credits are recorded on a first in, first out basis. We incurred emissions expenses of $4.5 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively, which was allocated between cost of revenue - cryptocurrency datacenter and cost of revenue - power and capacity, based on the relative percentage of MWH consumed for each, in the accompanying consolidated statements of operations.
We completed the installation of cylindrical wedge wire screens at the water intake system for our New York Facility. The completion of the wedge wire screens represents another critical milestone in Greenidge’s extensive efforts to meet or exceed all of New York State’s nation-leading environmental standards. We began work on the project in 2017, shortly after receiving a water discharge permit from New York State Department of Environmental Conservation ("NYSDEC"). Greenidge was required to meet strict deadlines established by NYSDEC over the course of the project, including years of detailed study, comprehensive sampling, a pilot study, development of a verification monitoring plan and more. Additionally, the U.S. Army Corps of Engineers has reviewed relevant components of the project and issued approval. We met all government deadlines throughout the extensive regulatory process and were permitted to complete the installation of the wedge wire screens after final NYSDEC and Federal approvals were granted on September 26, 2022 and October 7, 2022, respectively. We invested more than $6 million in the required processes, including the study, design and installation, necessary to complete the wedge wire screen project, which reflect the Best Technology Available according to NYSDEC, and other Greenidge State Pollutant Discharge Elimination System ("SPDES") permit requirements. The construction work was completed by workers from local unions, including members of the International Brotherhood of Electrical Workers Local 840, Dockbuilders and Timbermen Local 1556, Carpenters Western New York Local Union 276, International Union of Operating Engineers Local 158 & 150 and Millwrights Local 1163.
From time to time we have purchased voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to reduce our carbon footprint. During the year ended December 31, 2022, we purchased $1.0 million of voluntary carbon offset credits.
Seasonality
Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hash rate at a given point in time relative to the total hash rate of bitcoin. Our power revenue may vary due to external factors impacting supply and demand of electricity in the region including demand due to seasonal weather.
Human Capital Management
As of December 31, 2022, we had 347 employees, of which Greenidge employed 65 and Support.com employed 282. We had 132 employees based outside of the United States. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is satisfactory.
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
Government Regulation
Greenidge Generation holds a Certificate of Public Convenience and Necessity issued by the NYS Public Service Commission (the "PSC") under section 68 of the Public Service Law. In addition, it has been granted lightened regulation by the PSC and Market Based Rate Authority by the Federal Energy Regulatory Commission (the "FERC")authorizing it to enter into sales of power in interstate commerce at market-based rates. It is connected to the New York State Electric & Gas Corporation ("NYSEG") transmission system by virtue of the Large Generation Interconnection Agreement among Greenidge Generation, the NYSEG and the NYISO. All environmental permits are set forth below.
We are a Public Utility Holding Company under the Public Utility Holding Company Act of 2005 ("PUHCA"), and have applied for and received exemption from the record keeping and records inspection regulations of PUHCA.
One of our subsidiaries, Greenidge Pipeline LLC ("Greenidge Pipeline"), operates pursuant to a Certificate of Environmental Compatibility and Public Need issued by the PSC under Article VII of the Public Service Law. It is exempt from regulation by the FERC, under the National Gas Act ("NGA") pursuant to Section 1(c) of the NGA , due to the fact that all of the gas transmitted through the pipeline is delivered within the State of New York and the rates for delivery are regulated by the PSC. There are no environmental permits associated with the operation of the pipeline.
Below is a summary of the material regulations that currently apply to our business. Regulations may substantially change in the future, and it is presently not possible to know how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC, and other federal or state agencies, which may affect our cryptocurrency datacenter, power generation and other related activities. For additional discussion regarding about the potential risks existing and future regulation pose to our business, see "Risk Factors—Risks Related to Our Business" herein.
Regulations Applicable to Cryptocurrency Datacenter Business
On November 22, 2022, New York State signed Bill S6486D into law which prohibits permits being issued for two years to proof-of-work cryptocurrency mining operations that are operated through electric generating facilities that use a carbon-based fuel. The bill prohibits the issuance of new permits and does not address existing permit renewal applications that predate the law’s effective date. Our permit application was accepted by the NYSDEC in September 2021. See "Permits" for further details.
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
Regulations may substantially change in the future, and it is presently not possible to know how new regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other federal or state agencies, which may affect our cryptocurrency datacenter and other related activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see "Risk Factors" herein.
Regulations Applicable to Power Generation Business
We operate our electricity generating business subject to the following regulatory regimes:
The New York State Public Service Commission
Greenidge, GGH LLC and Greenidge Generation are each defined as "electric corporations" subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by electric corporations of "stocks, bonds and other evidence of indebtedness" and the purchase and sale of either the assets of or the ownership interests in electric corporations.

Greenidge Pipeline and Greenidge Pipeline Properties Corporation are "gas corporations" subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by gas corporations of "stocks, bonds and other evidences of indebtedness" and the purchase and sale of either the assets of or the ownership interests in gas corporations. Greenidge Pipeline and Greenidge Pipeline Properties Corporation operate their approximately 4.6 mile gas pipeline under the terms of a certificate of environmental compatibility and public need issued by the PSC. The terms of that certificate govern the safe operation of the facility and minimization of the impacts of that facility on the environment.
Greenidge Generation currently has permission from the PSC to issue up to $50 million in "indebtedness," which may include non-voting stock. To the extent that Greenidge Generation seeks to issue more than $50 million in such instruments (net of the amount of any instruments already issued), approval must be obtained from the PSC. Issuances of any such instruments by Greenidge Generation do not require the PSC’s prior approval, as long as the power generating assets held by Greenidge Generation are not pledged as security under those instruments. Currently these power generating assets are not pledged as a security under any of our outstanding debt agreements.
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
One exception to these requirements is that an electric or gas corporation that is under common ownership with one or more other entities may be merged with such other entities without requiring PSC approval, provided that such transaction does not result in any change in the ultimate ownership of the public utility in question.
The Federal Energy Regulatory Commission
Greenidge Generation is a public utility subject to regulation by the FERC under the Federal Power Act (the "FPA"). Like the PSC, FERC regulates both the issuance of securities and the purchase and sale of assets and ownership interests in public utilities. The FPA generally:
1.Limits public utilities from selling, leasing or otherwise disposing of facilities with a value in excess of $10 million and used for wholesale sales of electric energy or electric transmission ("Jurisdictional Facilities") without the prior authorization of FERC, and dispositions resulting in a direct or indirect change of control over a public utility generally require prior FERC authorization.
2.Prohibits a public utility from merging or consolidating Jurisdictional Facilities with any other public utility’s Jurisdictional Facilities with a value in excess of $10 million, without prior FERC authorization.
3.Requires FERC authorization before a public utility may acquire any security with a value in excess of $10 million of any other public utility.
4.Requires FERC authorization before a public utility may acquire or lease a generation facility with a value in excess of $10 million.
5.Requires FERC approval before a holding company in a system which includes an electric transmission or generation company may acquire any security with a value in excess of $10 million of an electric transmission or generation company or a holding company with a value in excess of $10 million.
6.Requires FERC authorization before a holding company in a system which includes an electric transmission or generation company may merge or consolidate with an electric transmission or generation company or a holding company with a value in excess of $10 million.
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
Because Greenidge Pipeline operates exclusively as a provider of delivery services for gas supplies owned by others, it is not a "gas utility company" under the Public Utility Holding Company Act of 2005 which expands the authority of FERC to oversee transactions and other financial activities of public utility holding companies through grants of access to those companies’ books and records. As a result, purchasers directly or indirectly acquiring 10% or more of the voting securities of Greenidge Pipeline would not become subject to the FERC records keeping and records access requirements of that law. Any such acquisition should be reviewed under FPA Section 203 and the NYPSL Section 70 to determine if an authorization is needed in advance of the transaction.
In addition, we, GGH, and Atlas and certain of its affiliates are all holding companies under the PUHCA, which is also administered by FERC. Each of these entities has filed a Notice with FERC of their exemption from the books and record-keeping requirements of PUHCA 2005 and are therefore not subject to those requirements.
A failure to comply with FERC regulatory requirements can result in penalties and in extreme cases, action to unwind a transaction or to impose criminal sanctions. See "Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations" for further details.
The New York State Independent System Operator
So long as Greenidge Generation remains the owner of the New York facility, we expect that no approvals from the NYISO should be required for any restructuring of the ownership of us or Greenidge Generation. In the event of a transfer of ownership of its facility to a new owner, the interconnection agreement with the NYISO and NYSEG currently held by Greenidge Generation can be assigned to the new owner, so long as the assignee in such a transaction directly assumes in writing all rights, duties and obligations arising under that agreement and agrees to comply with all of the NYISO’s applicable market rules.
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
The New York State Department of Environmental Conservation
The operations of each of Greenidge Generation and the landfill owned by another subsidiary of Greenidge, Lockwood Hills LLC ("Lockwood Hills"), are subject to numerous NYSDEC and EPA regulations and requirements. Lockwood Hills operates a landfill and leachate management facility (the "Landfill"). Most of the EPA requirements that Greenidge Generation and Lockwood Hills are subject to are delegated to the NYSDEC and are regulated through permits issued by NYSDEC. Future laws or regulations may require the addition of environmental controls or impose restrictions on Greenidge Generation and Lockwood Hills operations, which could affect our operations.
Complying with environmental laws often involves significant capital and operating expenses. See "Risk Factors—Risks Related to Our Business—Risks Related to our Datacenter and Power Generation Operations" for further details.
Permits
Greenidge Generation’s operations are subject to the following NYSDEC-issued permits: Clean Air Act Title IV and Title V permits, Clean Water Act SPDES, and New York State Water Withdrawal Permit. Greenidge Generation also holds a Petroleum Bulk Storage registration issued by NYSDEC, which includes requirements applicable to the petroleum storage tanks located at the facility. The Landfill is subject to the following NYSDEC-issued permits: SPDES Permit and Part 360 Solid Waste Management Permit.
Air
The Clean Air Act Title IV and Title V permits authorize Greenidge Generation to fire natural gas (with up to 19% biomass co-firing) to produce electricity in accordance with the requirements of these permits. These permits regulate air emissions associated with our operations and include all applicable Clean Air Act and New York State requirements. Greenidge Generation is also subject to the RGGI, which is a multi-state cap and trade program for carbon dioxide emissions that requires Greenidge Generation to purchase one RGGI allowance for every ton of CO2 emitted from the facility. RGGI allowances are offered in quarterly auctions and are available from third parties. In 2019, New York State passed the Climate Leadership and Community Protection Act ("CLCPA"), which requires the NYSDEC and PSC to promulgate regulations and programs for the state to meet greenhouse gas emission reduction requirements and targets. NYSDEC and PSC have not fully implemented the CLCPA.
In late June 2022, the NYSDEC announced its denial of the Title V air permit renewal for our New York Facility. We filed a notice with the NYSDEC on July 28, 2022 requesting a hearing on NYSDEC’s decision. Having timely completed our application to renew our Title V air permit, we are permitted to operate uninterrupted under a State Administrative Procedures Act extension, in full compliance with our existing Title V Air Permit, until final resolution of the adjudicatory hearing process. The adjudicatory hearing process is in its early stages, with no ruling yet on party status or the issues to be adjudicated. While no adjudicatory proceedings have been scheduled to date, we expect that the appeals process may take a number of years to fully resolve.
Water
The New York Facility is subject to SPDES and Water Withdrawal permits issued by NYSDEC for five-year terms, which include state and federal requirements applicable to withdrawal of water from Seneca Lake and discharge of process and stormwaters from the facility to the Keuka Lake Outlet and Seneca Lake. A request for renewal has been made prior to the expiration of these permits and has been deemed timely and sufficient by NYSDEC. This allows uninterrupted operation of the New York Facility under the State Administrative Procedures Act. In September 2022, NYSDEC modified our SPDES permit which granted an extension to install Best Technology Available for cooling water intake structures. We completed the installation of the Best Technology Available and began successful operation in January 2023.
The Landfill, which is located approximately 0.4 miles from the Greenidge Generation facility, discharges stormwater and treated leachate to the Keuka Lake Outlet in accordance with a SPDES permit issued by NYSDEC. A reissued SPDES permit was completed in May 2022. This permit establishes effluent limitations and sampling frequency for both stormwater and leachate discharges from the Landfill and specifies a monitoring and reporting structure to the NYSDEC. This permit is valid until June 2027.
Waste
The Landfill is also subject to a Part 360 Solid Waste Management Facility permit issued by NYSDEC. An application to renew and modify the Part 360 permit was submitted in August 2020 to NYSDEC, and NYSDEC is currently processing the application. Due to the operations of the previous owners of the Lockwood Hills landfill, in 2015 NYSDEC alleged that the then-existing Leachate Pond was causing exceedances of New York State groundwater standards. Lockwood Hills entered into a Consent Order with the NYSDEC in 2015, which required remediation of the leachate pond, and installation of a liner and treatment system. The work required by the Consent Order was completed in 2019 as required, and NYSDEC approved of the construction report on July 6, 2020. Applications for modification of the SPDES and Part 360 permits to reflect the implementation of the consent order, which are the final requirements of the consent order, were timely submitted to NYSDEC. Lockwood Hills is subject to EPA’s Coal Combustion Residuals Rule (the "CCR Rule"), as a coal combustion residual ("CCR") landfill. In accordance with the requirements of the CCR Rule, Lockwood has drafted required plans and documents and hosts a publicly available website that makes certain documents available to the public.
Greenidge Generation is also subject to the CCR Rule, which requires that the onsite CCR surface impoundment associated with previous coal-fired operation of the facility, be closed. Greenidge Generation has also drafted the CCR Rule documents associated with closure, and has a publicly available website that makes certain documents available to the public as required by the rule. We have evaluated the impact of the CCR Rule on our consolidated financial position, results of operations, or cash flows and have accrued environmental liabilities under the rule based on current estimates.
Environmental Liability
As required by the NYSDEC, landfills are required to establish and maintain financial assurance mechanism to cover closure, post-closure care, and related expenses. The purpose of the financial assurance mechanism is to ensure the amount of funds assured is sufficient to cover the costs of landfill closure, post-closure care, custodial care, and, if necessary, corrective measures for known releases when needed. The financial assurance amount is based on written estimates, in current dollars, of the cost of hiring a third party to perform the work. The NYSDEC has allowed Atlas and its affiliates to satisfy this financial assurance obligation by maintaining a letter of credit guaranteeing the payment of the landfill liability. As of December 31, 2022, the letter of credit amount was approximately $5.0 million, which guaranteed the payment of a portion of the landfill liability. During 2023, Greenidge expects to contribute $1.3 million into a trust established with NYSDEC as the beneficiary to cover the remainder of the landfill surety requirement.
CCRs are subject to federal and state regulations. Most of our obligations associated with CCR are for the closure of a coal ash pond. The Landfill is in compliance with the CCR requirements applicable to CCR landfills and is not required to close. With regards to our coal ash pond, in accordance with federal law and Accounting Standards Codification ("ASC") 410-20, Environmental Liabilities, we have an environmental liability of $17.5 million as of December 31, 2022.
During the year ended December 31, 2022, we recognized a charge of $16.7 million for the remeasurement of environmental liabilities as a result of an update in the cost estimates associated to CCR liabilities related to the Lockwood landfill and the CCR impoundment as part of our continuing evaluation of the site.
Available Information
Our website is located at www.greenidge.com. Information on our website does not constitute a part of this Annual Report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the Securities and Exchange Commission (the "SEC"). The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Additionally, these materials, including this Annual Report and the accompanying exhibits are available from the SEC’s website http://www.sec.gov.
ITEM 1A. RISK FACTORS.
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled "Cautionary Statement Regarding Forward-Looking Statements".
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
General Risks
Because there is a risk as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity, natural gas and emissions credits, and based on the current price of bitcoin and electricity cost. During the year ended December 31, 2022, our profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. As a result, management took certain actions during the second half of 2022 and during the first quarter of 2023 to improve the Company's liquidity, such as restructuring Greenidge’s debt with NYDIG.
In conjunction with such restructuring, Greenidge also entered into Hosting Agreements with NYDIG affiliates on January 30, 2023, which is expected to improve our liquidity position, as such agreements provide for cost reimbursements for key input costs, while allowing Greenidge to participate in the upside as bitcoin prices rise. The Company anticipates that existing cash resources will be depleted by the end of the first quarter of 2024, which is dependent on completion of certain actions, including our ability sell excess real estate in South Carolina. See "Management’s Discussion And Analysis of Financial Condition And Results Of Operations Management’s Discussion And Analysis Of Financial Condition And Results of Operations For Greenidge—Liquidity And Capital Resources" and Note 6, "Debt", in the Notes to Consolidated Financial Statements for further details.
Depending on its assumptions regarding the timing regarding the ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have begun to recover in the first quarter of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While the Company continues to work to implement the options to improve liquidity, there can be no assurance that these efforts will be successful. Management's ability to successfully implement these options could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding the Company's financial condition and substantial doubt about its ability to continue as a going concern for a reasonable period of time.
We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
We may need to raise additional capital in the future, including to expand our operations and pursue our growth strategies, to respond to competitive pressures or to meet capital needs in response to operating losses or unanticipated working capital requirements. We may not be able to obtain additional debt or equity financing on favorable terms in the future, if at all, which could impair our growth and adversely affect our existing operations. Similarly, in connection with the at market issuance sales agreement entered into on September 19, 2022, as amended on October 3, 2022 by Amendment No.1 to the At Market Issuance Sales Agreements (the "ATM Agreement") among us, B. Riley Securities, Inc. ("B. Riley") and Northland Securities, Inc. ("Northland"), because the purchase price per share to be paid by B. Riley for the shares of class A common stock that we may elect to sell to B. Riley fluctuates based on the market prices of our class A common stock at the time we elect to sell shares, we may not be able to continue to sell shares of class A common stock on favorable terms, or at all.
If we conduct an equity offering, or exercise our right to sell shares of class A common stock to B. Riley under the ATM Agreement, to raise capital or to take advantage of strong capital markets, our stockholders may experience significant dilution of their ownership interests, and the per share value of our class A common stock could materially decline. Under the Promissory Note Amendment (as defined below), we are required to make mandatory monthly debt repayments under the Promissory Note (as defined below) of 15% of the net proceeds of sales under the ATM Agreement. See "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities and Use of Proceeds."
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

We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs as well as expansion plans, we will continue to experience operating losses, which would continue to negatively impact our results of operations, strategy and financial performance.
We began bitcoin mining in May 2019 and have experienced recurring losses from operations in prior years. Bitcoin and energy pricing and cryptocurrency datacenter economics are volatile and subject to uncertainty, which has resulted in operating losses in 2022. Our current strategy will continue to expose us to the numerous risks and volatility associated with the cryptocurrency datacenter and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the profitability of our hosting arrangement, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.
If, among other things, the price of bitcoin does not recover from recent declines or mining economics do not return to profitability, we will continue to incur losses Such losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. While we are closely monitoring our cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact our financial performance. There is substantial doubt about the Company’s ability to continue as a going concern and to manage its liabilities in light of its current operating environment, an investment in the Company’s common stock is highly speculative. The Company’s prospects for operating a viable hosting business are uncertain. Additionally, the agreements governing the Company’s indebtedness contain covenants that may limit its ability to take advantage of certain business opportunities advantageous to the Company. See "General Risks—Because there is a risk as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment."
Our class A common stock is subject to delisting proceedings from the Nasdaq Global Select Market.
On December 13, 2022, we received a letter from the listing qualifications department of the Nasdaq/ notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules (the "Bid Price Requirement").

We have until June 12, 2023 to regain compliance or we may be eligible for an additional 180 calendar days to comply with the Bid Price Requirement, subject to Nasdaq approval. If the Company does not regain compliance within the compliance period, including any extensions that may be granted by Nasdaq, the Common Stock will be subject to delisting.

The Company intends to monitor the closing bid price of the Common Stock and will consider available options, including a reverse stock split, to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements.
Such a de-listing would likely have a negative effect on the price of our class A common stock and would impair our ability to sell or purchase our class A common stock when we wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our class A common stock to become listed again, stabilize the market price or improve the liquidity of our class A common stock, or prevent our class A common stock from dropping below the Bid Price Requirement.
A significant portion of our assets are pledged to our senior secured noteholders, and our miners are pledged to certain other lenders. This obligation may limit our ability to obtain additional capital to grow our business and failure to repay obligations to our noteholders or other lenders when due will have a material adverse effect on our business and could result in foreclosure on our assets.
A significant portion of our assets are pledged to our senior secured noteholders. If we were to default on the amounts owed or other terms and conditions of the convertible notes, the noteholders would have the right to exercise rights and remedies to collect, which would include foreclosing on most of our assets. A default would have a material adverse effect on our business and our stockholders could lose their entire investment in us.
In addition, our miners are pledged to certain other lenders in connection with our commercial transactions therewith. Any failure to satisfy our obligations under the arrangements with such lenders could result in foreclosing on our miners, which would have a material adverse effect on our business and results of operations.

Risks Related to Our Business Generally
We have a single hosting customer and are exposed to customer concentration risk, as well as exposed to counterparty nonperformance risk for our hosting arrangement.
We currently depend on one customer to generate all or substantially all of our revenue, which exposes us to the risk of nonperformance by such customer, whether contractual or otherwise. The nonperformance of our sole customer would have a material impact on our liquidity and ability to operate the business. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For further details, see "Business—Overview—Hosting Agreements" for further details. Any significant nonperformance by our sole customer, could have a material adverse effect on our business, prospects, financial condition, and operating results.
We are at an early stage of development of our hosting business, currently have limited sources of revenue and may not become profitable in the future.
Although we began generating revenue from hosting operations when our first co-hosting facility came online in February 2023, we are subject to the risks and uncertainties of a new business, including the risk that we may never develop, complete development or market any of our proposed hosting services.

Accordingly, we have a limited history upon which an evaluation of our prospects and future performance can be made. Hosting revenues are limited to fees from access to space, electricity, technical support services and other related services provided by us. Direct costs of sales from hosting includes operations, maintenance and power related costs. However, any increased hosting revenue or decreased costs, for instance, as a result of economies of scale and additional services provided, or any decrease in demand for our hosting services, for example as a result of increased regulation on cryptoasset mining of our hosting customers or a significant decrease in cryptoasset prices, will significantly change the terms on which we are able to enter into additional agreements necessary to expand our business and thus impact the results of our hosting revenues and direct hosting costs.

If we are unable to successfully implement our development plan or to increase our generation of revenue, we will not become profitable, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There can be no assurances that we will operate profitably.

Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities. Increases in power costs or our inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services and harm our growth prospects and could have a material adverse effect on our business, financial condition and results of operations.
Our growth depends in large part on our ability to successfully mine digital assets and to attract and maintain customers for our hosting capabilities, including the design and construction of new mining sites. We may not be able to attract customers to our hosting capabilities for a number of reasons, including if:
•there is a reduction in the demand for our services due to macroeconomic factors in the markets in which we operate;
•we fail to provide competitive pricing terms or effectively market them to potential customers;
•we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations and connectivity;
•businesses decide to host internally as an alternative to the use of our services;
•we fail to successfully communicate the benefits of our services to potential customers;
•we are unable to strengthen awareness of our brand;
•we are unable to provide services that our existing and potential customers desire; or

•our customers are unable to secure an adequate supply of new generation digital asset mining equipment to host with us.
If we are unable to obtain or maintain hosting customers at favorable pricing terms or at all, it could have a material adverse effect on our business, financial condition and results of operations.
Our success depends on external factors in the cryptomining industry.

We have a single hosting customer in the cryptomining industry. The cryptomining industry is subject to various risks which could adversely affect our current customer’s ability to continue to operate their businesses, including, but not limited to:
•ongoing and future government or regulatory actions that could effectively prevent mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;
•a high degree of uncertainty about cryptoassets’ status as a "security," a "commodity" or a "financial instrument" in any relevant jurisdiction which may subject cryptomining industry to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset- related activities as a result of compliance risk, cost, government regulation or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;
•extreme volatility in the market price of cryptoassets that may harm our customers financial resources, ability to meet their contractual obligations to us or cause them to reduce or cease mining operations;
•use of a ledger-based platform may not necessarily benefit from viable trading markets or the rigors of listing requirements for securities creating higher potential risk for fraud or the manipulation of the ledger due to a control event;
•concentrated ownership, large sales of cryptoassets, or distributions or redemptions by vehicles invested in cryptoassets could have an adverse effect on the demand or, and market price of, such cryptoasset;
•the cryptomining industry could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto, rapidly changing technology or methods of, rules of, or access to, platforms;
•the number of cryptoassets awarded for solving a block in a blockchain could decrease which may adversely affect the incentive to expend processing power to solve blocks and/or continue mining and miners may not have access to resources to invest in increasing processing power when necessary in order to in order to maintain the continuing revenue production of their mining operations;
•intellectual property claims or claims relating to the holding and transfer of cryptoassets and source code, which, regardless of the merit of any such action, could reduce confidence in some or all cryptoasset networks’ long-term viability or the ability of end-users to hold and transfer cryptoassets;
•contributors to the open-source structure of the cryptoasset network protocols are generally not directly compensated for their contributions in maintaining and developing the protocol and may lack incentive to properly monitor and upgrade the protocols;
•a disruption of the Internet on which mining cryptoassets is dependent;
•decentralized nature of the governance of cryptoasset systems, generally by voluntary consensus and open competition with no clear leadership structure or authority, may lead to ineffective decision making that slows development or prevents a network from overcoming emergent obstacles; and
•security breaches, hacking, or other malicious activities or loss of private keys relating to, or hack or other compromise of, digital wallets used to store cryptoassets could adversely affect the ability to access or sell cryptoassets or effectively utilize impacted platforms.
The aforementioned negative impacts to the cryptomining industry may negatively affect our business, financial condition, operating results, liquidity and prospects.
Any disruption in developing our datacenter sites may delay our expansion of hosting services or deployment of miners, which may adversely affect our results of operations and financial performance.
We are in the process of developing other sites and expanding our existing locations for our hosting customer as well as to deploy our mining equipment, and any disruption in developing such sites may delay our efforts.. We may face challenges in obtaining suitable land to build new cryptocurrency datacenter facilities, as we require close cooperation with local power suppliers and local governments of the places where our proposed facilities are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new datacenters not being completed at all. Any delay in completing the expansion of the South Carolina Facility or developing other sites, could delay our ability to expand our hosting services and reduce our debt obligations under our agreement with NYDIG, deploy mining equipment that we own and is currently idle, and materially adversely affect our results of operation, strategy and financial performance. Our business will be negatively impacted if we are unable to run our datacenter operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we may damage our miners and the profitability of our datacenter operations. If we experience significant delays in the supply of power required to support any datacenter expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially adversely affect our business, financial condition and results of operations.
It may take significant time, expenditure or effort for us to grow our business, including our cryptocurrency datacenter operations, through acquisitions, and our efforts may not be successful.
The number of bitcoin and other cryptocurrency datacenter companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency datacenter companies seek to grow their mining or hosting capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of existing cryptocurrency datacenter companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our cryptocurrency datacenter operations from our captive power generation facility located in the Town of Torrey, New York. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency datacenter businesses or electricity generating power plants. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long-term growth prospects, which could materially adversely affect our results of operations, strategy and financial performance.
The loss of any of our management team, an inability to execute an effective succession plan, or an inability to attract and retain qualified personnel could adversely affect our results of operations, strategy and financial performance.
Our operations, strategy and business depend to a significant degree on the skills and services of our management, including David Anderson, our Chief Executive Officer; Dale Irwin, our President; Robert Loughran, our Chief Financial Officer; Scott Mackenzie, our Chief Strategy Officer and Terence Burke, our General Legal Counsel.
At present, our management team is small, and we will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed. Additionally, our Chief Executive Officer and our Chief Strategy Officer currently maintain similar roles at another company, which may cause them to not have enough time to provide the appropriate level of attention and focus on their roles at Greenidge.
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
Cyber-attacks and security breaches of our own or our third-party providers may disrupt or adversely impact our results of operations and financial condition, and damage our reputation or otherwise materially harm our business.
We rely on information technology systems across our operations to manage our business including, but not limited to, our accounting, finance, and datacenter and power operations. Our information technology is provided primarily through third party cloud computing arrangements. Further, our business involves the use, processing, storage and transmission of information about customers, vendors, creditors and employees using such information technology systems. Our ability to effectively operate our business depends on the security, reliability and capacity of these systems.
Like most corporations, we experience cyberattacks, including phishing or ransomware attacks, from time to time, and we expect to be the target of such cyberattacks in the future. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations, as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of business, remediation and increased insurance costs, and interference with regulatory compliance. In the event of an attack, our costs and any impacted assets may not be partially or fully recoverable. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures. To date, we have not experienced a material cyber-event. However, we have experienced, and expect to continue to experience, these types of cybersecurity threats and risks.
We have put in place training and security measures designed to protect against cyberattacks, phishing, security breaches and misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. In addition, some insurers are currently reluctant to provide cybersecurity insurance for cryptocurrency. Despite these efforts, we may not be able to prevent cyberattacks and other security breaches and such events could materially adversely affect our business, financial condition and results of operations. Further, as the majority of our information technology are third party cloud-computing arrangements, a disruption occurring at one of those third-parties for the above risks, or other causes outside of our control, could materially adversely affect our business, financial condition and results of operations.
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
We operate a single source natural gas power generation facility in New York that presently comprises and supports the vast majority of our business and operations. While we realize multiple sources of revenue from our business and operations, our revenues are largely dependent on the continuing operation of our natural gas power generation facility in the Town of Torrey, New York. Power plants involve complex operations and equipment, much of which is subject to wear and tear in the normal course of operation. Further, equipment used in the operations of the power plant may also suffer breakdown or malfunction, physical disaster and sabotage. Substantially all of our operations are operated with computer systems that may be subject to data security breaches, computer malfunction and viruses, and generally require continual software updates and maintenance. Repairing, replacing or otherwise fixing or addressing any of these or other issues may require the allocation of significant time, capital or other resources, such as technical capability, and during such period of time, we would be unable to operate our power plant and generate revenue. We may not have the adequate capital or other resources to fix or otherwise address these factors or issues in a timely manner or at all, and we may not have access to the necessary parts or equipment that are required to fix or otherwise address such factors or issues.
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
Risks Related to our Datacenter and Power Generation Operations
Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
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
The properties utilized by us in our cryptocurrency datacenter and hosting may experience damage, including damage not covered by insurance.
Our current cryptocurrency datacenter operations in the Town of Torrey, New York and Spartanburg, South Carolina are, and any future cryptocurrency datacenter operations that we establish or host will be, subject to a variety of risks relating to physical condition and operation, including:
•the presence of construction or repair defects or other structural or building damage;
•any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements;
•any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms;
•damage caused by criminal actors, such as cyberattacks, vandalism, sabotage or terrorist attacks; and

•claims by employees and others for injuries sustained at our properties.
Any of these could render our cryptocurrency datacenter, hosting and/or power generation operations inoperable, temporarily or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Our property insurance covers approximately $197 million per occurrence on plant, including business interruption, and $75 million for bitcoin mining equipment in all cases, subject to certain deductibles. Our insurance may not be adequate to cover the losses we suffer as a result of these risks, which could materially adversely impact our results of operations and financial condition.
We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to host bitcoin miners and to mine bitcoin.
In general, bitcoin and our business of hosting bitcoin miners and mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations and have an adverse effect on the price of bitcoin and our ability to meet the minimum uptime requirements in our hosting agreement and mine bitcoin, which could, depending on the duration of the disruption, materially and adversely impact our results of operations.
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
Additionally, as technology evolves, we may need to acquire newer models of miners to remain competitive in the market. New miners can be costly and may be in short supply. Given the long production period to manufacture and assemble bitcoin miners and the current global semiconductor chip shortage, there can be no assurance that we can acquire enough bitcoin mining computers or replacement parts on a cost-effective basis – or at all – for the maintenance and expansion of our cryptocurrency datacenter operations. We rely on third parties to supply us with bitcoin miners and shortages of bitcoin miners or their component parts, material increases in bitcoin miner costs, or delays in delivery of our orders, including due to trade restrictions, and other global events that may create supply chain disruptions, could significantly interrupt our plans for expanding our bitcoin mining capacity in the near term and future.
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

Separate from supply, market prices for power, capacity, ancillary services, natural gas, and oil are volatile, unpredictable and tend to fluctuate substantially. Disruptions in our fuel supplies may require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices and our costs are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. We buy significant quantities of fuel on a short-term or spot market basis. Prices for the natural gas that we purchase fluctuate, sometimes rising or falling significantly over a relatively short period of time. The price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. Further, any changes in the costs of natural gas or transportation rates, changes in the relationship between such costs and the market prices of power, or an inability to procure fuel for physical delivery at prices that we consider favorable could all adversely affect our operations, the costs of meeting our obligations, and the profitability of our cryptocurrency datacenter, and thus, our operations and financial performance. Volatility in market prices for fuel and electricity may result from a number of factors outside of our control, including:
•changes in generation capacity in our markets, including the addition of new supplies of power as a result of the development of new plants, expansion of existing plants, the continued operation of uneconomic power plants due to state subsidies, or additional transmission capacity;
•disruption to, changes in or other constraints or inefficiencies of electricity, fuel or natural gas transmission or transportation;
•electric supply disruptions, including plant outages and transmission disruptions;
•changes in market liquidity;
•weather conditions, including extreme weather conditions and seasonal fluctuations, including the effects of climate change;
•changes in commodity prices and the supply of commodities, including but not limited to natural gas and oil;
•changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools and practices, distributed generation, and more efficient end-use technologies;
•development of new fuels, new technologies and new forms of competition for the production of power;
•fuel price volatility;
•changes in capacity prices and capacity markets.
•federal, state and foreign governmental environmental, energy and other regulation and legislation, including changes therein and judicial decisions interpreting such regulations and legislation;
•the creditworthiness and liquidity of fuel suppliers and/or transporters and their willingness to do business with us; and
•general economic and political conditions.
Such factors and the associated fluctuations in power and natural gas prices have affected our wholesale power generation profitability and cost of power for cryptocurrency datacenter activities in the past and will continue to do so in the future.
Changes in technology may negatively impact the value of our Town of Torrey, New York power plant and any future power plants.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills and photovoltaic (solar) cells, the development of which are currently being subsidized and expanded by the State of New York, where we currently operate (as well as by state or local governments in areas where we may operate in the future), to address global climate change concerns. It is possible that technological advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our power plant located in the town of Torrey, New York. As a result of these factors, we may experience material declines in our power generation revenue.

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
We are required to maintain, through either allocations by regulators or purchases on the open market, sufficient emission allowances to account for emissions of SO2, CO2 and NOx attributable to our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. A material increase in the price of allowances we need to purchase would adversely impact our financial condition, cash flows or results of operations.
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
Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and or costly litigations before the agencies and/or in state of federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with datacenter operations, and compliance with, or opposing such regulation, may be costly.
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
We and our affiliates are required to obtain, and to comply with, numerous permits and licenses from federal, state and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex, requiring up to months or years for approval depending on the nature of the permit or license and such process could be further complicated or extended in the event regulations change. In addition, obtaining such permit or license can sometimes result in the establishment of conditions that create a significant ongoing impact to the nature or costs of operations or even make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure, failure to comply with environmental, health and safety laws and regulations or permit conditions, local community, political or other opposition and executive, legislative or regulatory action. For example, in June 2022 the NYSDEC denied the renewal of our air permit known as a Title V permit, one of our most significant environmental permits, on the basis of a New York environmental law. While we have appealed this denial and are able during the pendency of the appeal to continue to operate under our existing Title V permit, the outcome of the appeal is uncertain.
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

We have material environmental liabilities and cost of compliance with existing and new environmental laws could have a material adverse effect on us.
We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the "EPA"), and state environmental agencies and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil or criminal liabilities and fines.
Existing environmental regulations could be revised or reinterpreted, new laws and regulations could be adopted or become applicable to us or our facilities, and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, all of which could result in significant additional costs beyond those currently contemplated to comply with existing requirements. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. There is no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs and potential production curtailments. These costs could have a material adverse effect on our results of operations and financial condition.
We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain or comply with any such approval or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification or additional costs could have a material adverse effect on our results of operations and financial condition.
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
Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our Environmental, Social and Governance ("ESG") policies may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In March 2020, the SEC proposed a sweeping new rule to enhance climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender or other industry shareholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer, which would have a material adverse effect on our business, financial condition and results of operations.
We could be materially and adversely affected if current regulations are implemented or if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.
There is attention and interest nationally and internationally about global climate change and how greenhouse gas emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology and federal renewable portfolio standards. A number of federal court cases have been filed in recent years asserting damage claims related to greenhouse gas emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce greenhouse gas emissions. Our results of operations and financial condition could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions attributable to our operations.
Risks Related to Bitcoin and Cryptocurrency Industry
As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.
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
If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains over 50% of the processing power dedicated to mining bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also "double-spend," or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.
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
Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), a company may be deemed an investment company if the value of our investment securities is more than 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. At the present time, the SEC does not deem the bitcoin that we own, acquire or mine as an investment security, and we do not believe any of the bitcoin we own, acquire or mine to be securities. Additionally, we do not currently hold a significant portion of our assets in bitcoin. However, SEC rules and applicable law are subject to change, especially in the evolving world of cryptocurrency, and further, the Investment Company Act analysis may not be uniform across all forms of cryptocurrency that we might mine or hold.
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
The Commodity Exchange Act, as amended (the "CEA"), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the Commodity Futures Trading Commission ("CFTC"), the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.
However, the CEA imposes requirements relative to certain transactions involving bitcoin and other digital assets that constitute a contract of sale of a commodity for future delivery (or an option on such a contract), a swap, or a transaction involving margin, financing or leverage that does not result in actual delivery of the commodity within 28 days to persons not defined as "eligible contract participants" or "eligible commercial entities" under the CEA (e.g., retail persons). Changes in the CEA or the regulations promulgated by the CFTC thereunder, as well as interpretations thereof and official promulgations by the CFTC, may impact the classification of bitcoins and, therefore, may subject them to additional regulatory oversight by the agency.
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
While we record digital assets as indefinite-lived intangible assets in accordance with ASC 350, there is currently no authoritative guidance under the accounting principles generally accepted in the United States of America which specifically addresses the accounting for digital assets, including digital currencies.
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
In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the Commodity Futures Trading Commission, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department ("FinCEN"), and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the use cases of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
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
The impact of geopolitical and economic events on the supply and demand for cryptoassets, including bitcoin, is uncertain.
Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptoassets, which could increase the price of bitcoin and other cryptoassets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions limitations, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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
Over time, incentives for bitcoin miners to continue to contribute processing power to the bitcoin network may transition from a set reward to transaction fees. If the incentives for bitcoin mining are not sufficiently high, we and our hosting customers may not have an adequate incentive to continue to mine.
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
Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term "halving." For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. It is expected that the next halving will likely occur in 2024. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140.
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
The use of cryptocurrencies to, among other things, buy and sell goods and services and complete transactions, is part of a new and rapidly evolving industry that employs cryptocurrency assets, including bitcoin, based upon a computer-generated mathematical and/or cryptographic protocol. Large-scale acceptance of bitcoin as a means of payment has not, and may never, occur. The growth of this industry in general, and the use of bitcoin in particular, is subject to a high degree of uncertainty, and the slowing or stopping of the development or acceptance of developing protocols may occur unpredictably. The factors include, but are not limited to:
•continued worldwide growth in the adoption and use of bitcoin as a medium to exchange;
•governmental and quasi-governmental regulation of bitcoin and its use, or restrictions on or regulation of access to and operation of the bitcoin network or similar cryptocurrency systems;
•changes in consumer demographics and public tastes and preferences;
•the maintenance and development of the open-source software protocol of the network;
•the increased consolidation of contributors to the bitcoin blockchain through bitcoin mining pools;
•the availability and popularity of other cryptocurrencies and other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•the use of the networks supporting cryptocurrencies for developing smart contracts and distributed applications;
•general economic conditions and the regulatory environment relating to cryptocurrencies;
•environmental restrictions on the use of electricity to mine bitcoin and a resulting decrease in global bitcoin mining operations;
•an increase in bitcoin transaction costs and a resultant reduction in the use of and demand for bitcoin; and
•negative consumer sentiment and perception of bitcoin specifically and cryptocurrencies generally.
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
Bitcoin holds a "first-to-market" advantage over other cryptocurrencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure their respective blockchains and transaction verification systems. More users and miners makes a cryptocurrency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens this first-to-market advantage.
Despite the first-to-market advantage of the bitcoin network over other cryptocurrency networks, it is possible that another cryptocurrency could become comparatively more popular. If an alternative cryptocurrency obtains significant market share—either in market capitalization, mining power or use as a payment technology—this could reduce bitcoin’s market share and value. Substantially all of our cryptocurrency datacenter revenue is derived from mining bitcoin and, while we may mine other cryptocurrencies in the future, we have no plans to do so currently and may incur significant costs if we choose to do so. For example, our current application-specific integrated circuit machines (i.e., our "miners") are principally utilized for mining bitcoin and cannot mine other cryptocurrencies that are not mined utilizing the SHA-256 algorithm. As a result, the emergence of a cryptocurrency that erodes bitcoin’s market share and value could have a material adverse effect on our results of operations and financial condition.

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
Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the "proof of work" validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as "sharding," which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of bitcoin and the price of our class A common stock. Any of which could have a material adverse effect on our results of operations.
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

Should such rules and restrictions continue or proliferate, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that many businesses that provide bitcoin and/or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities or a disruption impacting our current banking providers, our results of operations and financial condition could be materially adversely affected.
Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.
We are subject to the rules enforced by The Office of Financial Assets Control of the US Department of Treasury ("OFAC"), including regarding sanctions and requirements not to conduct business with persons named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’S specially designated nationals list. It is possible that the use of cryptocurrencies, including bitcoin, could be a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine. On March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by specially designated nationals or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, which could harm our reputation and adversely affect our results of operations.
Risks Related to the Ownership of Our Securities
Because we are a "controlled company" within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a "controlled company" within the meaning of Nasdaq’s corporate governance standards. As of December 31, 2022, Atlas and its affiliates control 88.5% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a "controlled company", our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.
Atlas and its affiliates may have their interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the "controlled company" exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
The dual class structure of our common stock will have the effect of concentrating voting power with Atlas and its affiliates, which may depress the market value of the class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.
While the economic rights of our common stock are the same, the class A common stock have one (1) vote per share, while class B common stock have ten (10) votes per share. As of December 31, 2022, our class B common stockholders represent approximately 94% of our voting power. Given the 10:1 voting ratio, even a significant issuance of class A common stock, and/or a transaction involving class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.
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
We may continue to raise capital by continuing to exercise our rights under the ATM Agreement to sell shares of class A common stock or through other future equity offerings.
Since October 2021 and through September 2022, we received proceeds of $59.8 million from sales of class A common stock under the original and amended Equity Purchase Agreements, of which $8.9 million proceeds, net of discounts, was received in 2022. In September 2022, Greenidge entered into an ATM Agreement, and since September 30, 2022 through

March 30, 2023, we received net proceeds of $10.2 million from sales of class A common stock under the ATM Agreement. See Note 7, "Stockholder's Equity", in the Notes to Consolidated Financial Statements for further details.
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
The market price and trading volume of our class A common stock may fluctuate and/or decline. Recently, the market price of our class A common stock has declined significantly. When the price of bitcoin declines, our stock price has historically fallen as well. We may experience similar declines on our market price in the future if our stock price continues to track the price of bitcoin. Furthermore, if the overall market for stocks of cryptocurrency-related issuers or the stock market in general experiences a loss of investor confidence, the market price of our stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our class A common stock could be subject to arbitrary pricing factors that are not necessarily associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or business activity levels since the value and price, as determined by the investing public, may be influenced by future anticipated adoption or appreciation in value of cryptocurrencies or blockchains generally, factors over which we have little or no influence or control.
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
•speculation in the media or investment community about us or the cryptocurrency industry more broadly; and
•the occurrence of any of the other risk factors included in this Annual Report on Form 10-K.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies or smaller reporting companies, and stockholders could receive less information than they might expect to receive from larger or more mature public companies.
We qualify to publicly report on an ongoing basis as an "emerging growth company" (as defined in the JOBS Act) and a "smaller reporting company" (as defined in SEC rules) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:
•not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•being permitted to include two, not three, years of audited financials in our Forms 10-K and other reduced financial disclosures;
•being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:
•establish a dual-class common stock structure with ten (10) votes per share for the class B common stock;
•vest solely in our board the power to fix the board and fill any vacancies and newly created directorships;
•provide that directors may only be removed by the majority in voting power of the shares of stock then outstanding and entitled to vote thereon;
•establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by our stockholders at annual stockholder meetings; and
•require, among other things, advance board approval or subsequent approval by the board and holders of 66 2/3% of the outstanding voting stock not owned by the interested stockholder for any business combination with an interested stockholder, which is defined as a person or entity owning 15% or more of our outstanding voting stock or an affiliate or associate of us that owned 15% or more of the voting power of the outstanding voting stock at any time within a period of three years prior to the date of such determination, subject to certain exceptions.

These provisions may frustrate or prevent any attempts by our stockholders to effect a change in control, or to replace or remove our current management by making it more difficult for our stockholders to replace members of the board of directors, which is responsible for appointing the members of management.
We may incur additional indebtedness.
Despite our current level of indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness. If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Notes, in whole or in part. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable obligor prior to applying any such proceeds to the notes. As of December 31, 2022, we had $157.5 million of indebtedness, $72.2 million of which was unsecured.
Our second amended and restated certificate of incorporation designates the Delaware Court of Chancery as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provides that claims relating to causes of action under U.S. federal securities laws may only be brought in U.S. federal district courts, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us, our directors, officers or employees, if any, and could discourage lawsuits against us and our directors, officers and employees, if any.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or the second amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine of the laws of the State of Delaware. Our second amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the U.S. federal district courts shall, to the fullest extent permitted by applicable law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under U.S. federal securities laws.
These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We own the approximately 106 MW nameplate natural gas power generation facility used by our Cryptocurrency Datacenter and Power Generation Segment, which is located on our 162-acre property in the Town of Torrey, New York. Our Town of Torrey mining operations take place at this facility. This property is subject to a lease/leaseback relationship with the Yates County Industrial Development Agency. In consideration for certain incentives provided by the Yates County Industrial Development Agency, we are committed to certain investment and job creation obligations all of which have been fulfilled. The primary obligations are the continuation of employment, including the Yates County Industrial Development Agency as an additional insured on various insurance policies and the completion of annual reporting forms. The payment in lieu of taxes agreement executed by the Yates County Industrial Development Agency and us provides predictability with respect to the increase in the annual real property tax burden on the power plant.
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
We own two parcels of land containing approximately 175 acres of land located in Spartanburg, South Carolina. The property included 750,000 square feet of industrial buildings, a significant portion of which is in the process of being dismantled and sold for scrap metal. We commenced mining operations at the South Carolina Facility in December 2021.
We lease office space in Fairfield, Connecticut.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than set forth in Note 11 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition or operating results.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Our Class A Common Stock
Greenidge’s class A common stock is listed under the ticker symbol "GREE" on the Nasdaq Global Select Market, which is the principal market for such stock. As of December 31, 2022, there were 17,726,407 shares of Greenidge class A common stock issued and outstanding. Our class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of December 31, 2022, we had 26 registered holders of our class A common stock, including Cede & Co., the nominee for the Depository Trust Company and 10 registered holders of our class B common shares. The class A common stock registered holders' number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends, if any, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. Under the Amended and Restated Bridge Promissory Note entered into in August 2022 (the "Promissory Note") that matures on November 20, 2023, the Company cannot pay dividends.
Securities Authorized for Issuance under Equity Compensation Plans
Information about the securities authorized for issuance under our equity compensation plan is set forth under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information."
Recent Sales of Unregistered Securities and Use of Proceeds
On April 7, 2022, we entered into a common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement dated as of April 13, 2022 (as amended, the "Equity Purchase Agreement") with B. Riley Principal Capital ("BRPC"), pursuant to which we have the right to sell to BRPC up to $500 million in shares of class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From April 28, 2022 to March 30, 2023, we issued 1,599,229 shares of our class A common stock to BRPC under the Equity Purchase Agreement.
The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions and appropriate legends were placed upon the stock certificates issued in these transactions.
On September 19, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland. Under the ATM Agreement, B. Riley uses commercially reasonable efforts to sell, on Greenidge’s behalf, shares of Greenidge’s class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell shares of the Company’s class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent, in an amount equal to up to 5.0% of the gross proceeds of all class A common stock sold by B. Riley as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its class A common stock up to a maximum aggregate offering price of $22,800,000. Under the terms of the Promissory Note Amendment (as defined below), Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the Equity Purchase Agreement. See "Management’s Discussion and Analysis of Financial Condition And Results of Operations

Management’s Discussion And Analysis of Financial Condition and Results of Operations For Greenidge—Recent Transactions—B. Riley Promissory Note" for further details.
From October 1, 2022 through March 30, 2023, Greenidge issued 16,334,133 shares which included 1,333,333 shares issued to B. Riley Commercial Capital, LLC (the "Noteholder") on February 1, 2023, as an amendment fee for an amendment to Greenidge's Promissory Note in favor of the Noteholder. See Note 7, "Stockholder's Equity", in the Notes to Consolidated Financial Statements for further details.

The sales made pursuant to the ATM Agreement were made pursuant to a registration statement filed with the SEC.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR GREENIDGE
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with accounting principals generally accepeted in the United States of America ("U.S. GAAP") and are presented in U.S. dollars. The following discussion contains forward‑looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Item 1A—Risk Factors," "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward‑looking statements. You should carefully review the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K.
Overview
Mining Operations
During the year ended December 31, 2022 and through the signing of the Hosting Agreements on January 30, 2023, our cryptocurrency datacenter operations generated revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by us. Following the execution of the Hosting Agreements, our cryptocurrency datacenter operations' primary source of revenue is fees earned, including a gross profit sharing component, from hosting bitcoin miners. See further discussion of the Hosting Agreements under "Recent Transactions" below.

Following the execution of the Hosting Agreements, we continue to own approximately 10,000 miners with a capacity of approximately 1.1 EH/s. We are evaluating alternatives to deploy these miners at third-party hosted sites.
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the "South Carolina Facility" and, together with the New York Facility, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate all the power we require for our cryptocurrency datacenter operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. At the South Carolina Facility, we purchase power from a supplier of approximately 60% zero-carbon sourced energy, which results in relatively stable energy cost environment. We believe our competitive advantages include relatively low fixed costs, efficiently designed mining infrastructure and in-house operational expertise that we believe is capable of maintaining a higher operational uptime of miners. We are mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.
As of December 31, 2022, we powered approximately 76 MW of mining capacity capable of producing an estimated aggregate hash rate of 2.4 EH/s at our facilities, substantially all of which is dedicated to bitcoin mining. During 2022, we completed expansions of our mining capabilities at our New York Facility and completed the addition of mining pods at our South Carolina Facility, which enabled us to increase our mining capacity by approximately 25 MW during the year ended December 31, 2022.
We generated revenue (i) through the exchange of bitcoins earned by ("ASICs" or "miners") as rewards and transaction fees for U.S. dollars and, to a much lesser extent in 2022 through revenue earned from third parties for hosting ASICs owned by third parties and providing operations, maintenance and other blockchain related services to third parties and (ii) through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State’s power grid at prices set on a daily basis through the New York Independent System Operator ("NYISO") wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.
We generated revenue from the sale of our cryptocurrency hash rate, which is the processing speed of a bitcoin miner normally measured by its "hash rate" or "hashes per second," to multiple mining pools and were paid in the form of cryptocurrency. Cryptocurrency datacenter revenue is variable and depends on several factors including but not limited to the price of cryptocurrency, our proportion of global hash rate, transaction volume and the prevailing rewards payouts per new block added to the bitcoin blockchain. For the year ended December 31, 2022, based on our existing fleet, we generated bitcoin revenue at an average rate of approximately $144/MWh.
We converted the cryptocurrency we received to cash on a daily basis using third-party platforms and are subject to the platforms' user agreements. For security purposes, we utilized a proprietary auto-liquidation script to automatically complete the conversion and transfer the cash to our operating bank accounts upon receiving cryptocurrency rewards in our wallets for the majority of our rewards in 2022. For one pool utilized in the fourth quarter of 2022, the pool operator performed this function for us, but effectively achieved a similar result. This process was implemented as a risk mitigation tool to limit the amount of time cryptocurrency and cash are stored on third-party platforms. Fees incurred to convert cryptocurrency to cash are subject to standard rates charged by the third parties’ published tiered pricing tables and represent 0.18% of each transaction as of December 31, 2022. Additionally, we held a nominal amount of bitcoin on our balance sheet, the majority of which was held in electronic storage not connected to the internet (also known as "cold storage") with a third-party custodian. This bitcoin that was held in cold storage as of December 31, 2022, was liquidated during the first quarter of 2023.
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
Volatility in the natural gas market has impacted and will continue to impact our results of operations and financial performance. Natural gas prices have been on an upward trajectory since June of 2021 and continued at elevated levels during 2022. During 2022, the volatility in the cost of natural gas resulted in an approximate 83% increase in the weighted average cost of natural gas, as compared to the prior year. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of the outbreak or escalation of military hostilities, weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers. See "Risk Factors—Risks Related to Our Business—Risks Related to our Power Generation Operations" for further details.

On January 30, 2023, we entered into Hosting Agreements with NYDIG affiliates, which will result in a material change to our current business strategy with us largely operating miners owned by NYDIG affiliates. The terms of the Hosting Agreements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities, as well as a gross profit-sharing arrangement. We believe this reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. See "Recent Transactions" for further details.
Discontinued Operations
On September 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among Greenidge, Support.com and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support.com, the separate corporate existence of Merger Sub ceased and Support.com survived as a wholly-owned subsidiary of Greenidge. At the effective time of the Merger, we issued 2,960,731 shares of class A common stock in exchange for all shares of common stock, par value $0.0001, of Support.com and all outstanding stock option and restricted stock units of Support.com. Support.com’s results of operations and balance sheet have been consolidated effective with the Merger. See Note 3, "Merger with Support.com", in the Notes to Consolidated Financial Statements for a further discussion of the Merger.
Effective September 14, 2021, following the completion of the Merger, Support.com began operating as a separate operating and reporting segment. Support.com provides solutions and technical programs to customers delivered by home-based employees. Support.com provides customer service, sales support, and technical support primarily to large corporations, businesses and professional services organizations. Support.com also earns revenues for end-user software products provided through direct customer downloads and sale via partners. Support.com operates primarily in the United States, but had international operations that included staff providing support services.
The contract for Support.com's largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the Board of Directors made the determination to consider various alternatives for Support.com, including the disposition of assets. We have classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of a strategic shift to strictly focus on our cryptocurrency datacenter and power generation operations. In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million, and is continuing to evaluate alternatives for the remainder of the Support.com assets.
Throughout this Annual Report on Form 10-K, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Note 4, "Discontinued Operations," in the Notes to Consolidated Financial Statements for additional details.
Recent Transactions
NYDIG Agreement
On January 30, 2023, we entered into a number of agreements associated with our secured debt with NYDIG, including a Membership Interest and Asset Purchase Agreement (the "Purchase Agreement"), a Senior Secured Loan Agreement (the "Senior Secured Loan") and a Debt Settlement Agreement (the "Debt Settlement Agreement") regarding our 2021 and 2022 Master Equipment Finance Agreements (the "MEFAs") with NYDIG. The effect of these agreements was to transfer to NYDIG ownership of bitcoin mining equipment that was secured by the MEFAs along with certain credits and coupons that had accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer. The transfer of these assets reduced the principal and accrued interest balance of the secured debt with NYDIG from approximately $75.8 million to approximately $17.3 million, for an aggregate debt reduction of $58.5 million (the "Refinancing"). The Senior Secured Loan allows for a voluntary prepayment of the loan in kind of approximately $10 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG enters into a binding agreement, facilitated by Greenidge, securing rights to a site for a future mining facility by April 30, 2023 (the "Post-Closing Covenant"), which may further reduce the principal balance of the debt to approximately $7 million.

The restructuring of the NYDIG debt is expected to significantly improve Greenidge’s liquidity during 2023 as annual interest payments on the remaining $17.3 million principal balance will be $2.5 million and may be reduced to approximately $1.1 million annually if the Post-Closing Covenant is satisfied. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.

Greenidge provided additional collateral to NYDIG on its remaining mining-related assets, infrastructure assets, equity of its subsidiaries and certain cash balances to secure the remaining debt balance with NYDIG. The Senior Secured Loan contains certain affirmative, negative and financial covenants, including the maintenance of a minimum cash balance of $10 million, early amortization events, and events of default.

NYDIG Hosting Arrangement
On January 30, 2023, we entered into the Hosting Agreements with NYDIG affiliates, which will result in a material change to our current business strategy with us largely operating as a hosting facility and service provider for miners acquired from us by NYDIG affiliates pursuant to the Purchase Agreement. Under these agreements, we agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at our facilities for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee, as well as a gross profit-sharing arrangement. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. The arrangement covers all of our current mining capacity at the New York Facility and South Carolina Facility, and may also cover capacity at a potential third site pursuant to satisfaction of certain post-closing covenants. Our liquidity is also improved by NYDIG’s payment of a security deposit and prepayment of certain amounts.

B. Riley Promissory Note
On January 30, 2023, we also entered into the Consent and Amendment No. 1 to the Promissory Note in favor of B. Riley ("Promissory Note Amendment") regarding $10.5 million of debt, including accrued interest, which included the following terms:
•B. Riley purchased $1 million of our class A common stock on a principal basis at a price of $0.75 per share pursuant to the ATM Agreement;
•Atlas Holdings LLC purchased $1 million of our class A common stock at market prices through B. Riley acting in its capacity as sales agent pursuant to the ATM Agreement;
•Greenidge made a principal payment of $1.9 million to B. Riley in February 2023;
•No further principal or interest payments are required to be made on the Promissory Note until June 2023;
•We are actively pursuing the sale of excess real estate that would be subdivided from the property currently housing mining equipment at the South Carolina Facility in order to apply such net proceeds to repay a portion of the Promissory Note. We estimate that we would repay approximately $6 to $7 million of the Promissory Note, if we were to complete a sale of the excess real estate;
•In the event we repay a principal amount in excess of $6 million prior to June 20, 2023, the monthly loan payment commencing in June 2023 would be approximately $400,000 instead of the currently scheduled monthly amortization payments of $1.5 million;
•The percentage of proceeds required to prepay the Promissory Note from sales of equity by us under the common stock purchase agreement (the "Equity Purchase Agreement") with B. Riley and the ATM Agreement have been reduced to 15%, improving our liquidity; and
•We paid B. Riley a $1 million amendment fee payable by the delivery of our class A common stock to B. Riley, issuable at $0.75 per share, acquired on a principal basis under the ATM Agreement.

Growth Opportunities
Following the Refinancing, we own approximately 1.1 EH/s of mining capacity not being utilized at Greenidge's facilities, as substantially all datacenter capacity is dedicated to hosting as of February 2023. We are evaluating alternatives to deploy these miners at third-party hosted sites.
As part of the agreements with NYDIG, we are proposing on further build outs in partnership with NYDIG in which we will serve as the primary contractor and engineer of the development of the site. We would then serve as the operator of the site under a separately negotiated hosting service agreement.

Results from Continuing Operations
The following table sets forth key components of our results from continuing operations during the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Variance
$ in thousands	2022	2021	$	%
Total revenue	$89,979	$97,325	$(7,346)	(8)%
Cost of revenue (exclusive of depreciation and amortization shown below)	59,839	28,390	31,449	111%
Selling, general and administrative expenses	36,946	23,989	12,957	54%
Depreciation and amortization	35,136	8,474	26,662	315%
Gain on sale of assets	(1,780)	—	(1,780)	N/A
Impairment of long-lived assets	176,307	—	176,307	N/A
Remeasurement of environmental liability	16,694	3,688	13,006	353%
Operating (loss) income	(233,163)	32,784	(265,947)	(811)%
Other (expense) income:
Interest expense, net	(21,575)	(3,689)	(17,886)	(485)%
Interest expense - related party	—	(22)	22	N/A
(Loss) gain on sale of digital assets	(15)	275	(290)	(105)%
Other income, net	14	153	(139)	(91)%
Total other expense, net	(21,576)	(3,283)	(18,293)	(557)%
(Loss) income from continuing operations before taxes	(254,739)	29,501	(284,240)	(963)%
Provision for income taxes	15,002	7,901	7,101	90%
Net (loss) income from continuing operations	$(269,741)	$21,600	$(291,341)	(1349)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(38,898)	$38,834	$(77,732)	(200)%
Adjusted operating margin from continuing operations	(43.2)%	39.9%
Adjusted net (loss) income from continuing operations	$(60,421)	$26,034	$(86,455)	(332)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(198,028)	$41,686	$(239,714)	(575)%
as a percent of revenues	(220.1)%	42.8%
Adjusted EBITDA (loss) from continuing operations	$(1,127)	$51,506	$(52,633)	(102)%
as a percent of revenues	(1.3)%	52.9%
a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this management discussion and analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the years ended December 31, 2022 and 2021.

	Years Ended December 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2022	2021	$	%
Cryptocurrency datacenter	$73,809	$87,897	$(14,088)	(16)%
Power and capacity	16,170	9,428	6,742	72%
Total revenue	$89,979	$97,325	$(7,346)	(8)%
Components of revenue as % of total
Cryptocurrency datacenter	82%	90%
Power and capacity	18%	10%
Total revenue	100%	100%
MWh
Cryptocurrency datacenter	514,332	290,999	223,333	77%
Power and capacity	143,919	157,578	(13,659)	(9)%
Revenue per MWh
Cryptocurrency datacenter	$144	$302	$(158)	(52)%
Power and capacity	$112	$60	$52	87%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$45,933	$19,159	$26,774	140%
Power and capacity	$13,906	$9,231	$4,675	51%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency datacenter	$89	$66	$23	35%
Power and capacity	$97	$59	$38	64%
Cryptocurrency Mining Metrics
Bitcoins produced	2,731	1,866	865	46%
Average bitcoin price	28,237	47,427	(19,190)	(40)%
Average hash rate (EH/s)				132%
Average difficulty				49%
Revenue
Cryptocurrency datacenter revenue
For our cryptocurrency datacenter revenue, we generate electricity on-site from our power plants and use that electricity to power ASIC miners, generating bitcoin that we then exchange for U.S. dollars or hold in our wallet. Our cryptocurrency datacenter revenue decreased by $14.1 million, or 16%, to $73.8 million during the year ended December 31, 2022. The decrease was primarily attributable to 40% decrease in the average bitcoin price and a 49% increase in mining difficulty. Partially offsetting these items that decreased revenue was the expansion of our increased mining fleet resulting in a 132% increase in the average hash rate during the year ended December 31, 2022. We estimate that the change in average bitcoin price and the increase in the network difficulty reduced cryptocurrency datacenter revenue by approximately 62% and 33%, respectively, while the increase in the average hash rate benefited the cryptocurrency datacenter revenue by approximately 80%.
The increased average hash rate, partially offset by a higher average mining difficulty, led to us producing 2,731 bitcoins in 2022 as compared to 1,866 bitcoins in 2021.

Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $6.7 million, or 72%, to $16.2 million in 2022. This was a result of 87% higher price per MWh sold to the power grid in 2022, as compared to the prior period, partially offset by a 9% decline in volume. We estimate that the higher prices benefited the power and capacity revenues by approximately 75%, while the lower volume reduced revenues by approximately 9%. The power revenue in 2022 benefited from more severe weather in 2022. Additionally, power prices for energy provided to the wholesale power grid were higher in 2022 due to the pricing methodology that is based off of the cost of power, which increased in 2022 due to the higher cost of natural gas.
Cost of Revenue

	Years Ended December 31,		Variance
$ in thousands	2022	2021	$	%
Cryptocurrency datacenter	$45,933	$19,159	$26,774	140%
Power and capacity	13,906	9,231	4,675	51%
Total cost of revenue (exclusive of depreciation and amortization)	$59,839	$28,390	$31,449	111%
As a percentage of total revenue	66.5%	29.2%
Total cost of revenue, exclusive of depreciation and amortization, increased $31.4 million, or 111%, to $59.8 million during the year ended December 31, 2022 as compared to the prior year period. The cost of revenue per MWh (exclusive of depreciation and amortization) increased 35% for our cryptocurrency datacenter operations and 64% for our power and capacity operations due to a significant increase in the natural gas cost per dekatherm, which increased 83% during the year ended December 31, 2022 as compared to the same period in 2021. Cryptocurrency datacenter cost of sales also increased as a result of a 77% increase in overall MWh usage due to the expansion of our mining fleet, including the South Carolina expansion which began in December 2021.
Total cost of revenue as a percentage of total revenue increased primarily due to the impact of the higher cost of natural gas combined with the lower price of bitcoin.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $13.0 million, or 54%, to $36.9 million during the year ended December 31, 2022 as compared to the prior year period. The main drivers of the increase in selling, general and administrative expenses were:
•Increased legal and professional fees of $6.5 million due to increased legal and regulatory costs associated with permit renewals and environmental matters at the New York plant, legal and consulting costs associated with potential expansion opportunities and other accounting and consulting fees associated with being a public company.
•Total employee-related costs increased $4.2 million as a result of increased headcount, including the addition and expansion of executive level positions required to operate as a public company as well as increases in order to match the growth in the operational footprint of the business.
•Increased insurance costs of $3.9 million due to increased premiums for new policies entered into at the time of the merger for directors and officers insurance, as well as increased premiums on property insurance as a result of 2022 capital expenditures and the addition of the South Carolina Facility in December 2021, increasing the asset base.
These increases were partially offset by lower share-based compensation of $1.1 million.

Depreciation and amortization
Depreciation and amortization increased $26.7 million, or 315%, to $35.1 million for the year ended December 31, 2022 as compared to the prior year period due to the purchase and deployment of additional miners and associated infrastructure. Additionally, in conjunction with the recognition of an impairment of long-lived assets as of June 30, 2022, we changed our depreciable lives effective July 1, 2022, resulting in higher depreciation expense.
Impairment of long-lived assets
As a result of the significant reduction in the price of bitcoin and increased energy prices during the year ended December 31, 2022, we recognized impairment charges of $176.3 million associated with long-lived assets to reduce the net book value of the Company to fair value. See Note 5, "Property, Plant and Equipment", in the Notes to Consolidated Financial Statements for a further discussion of the impairment.
Remeasurement of environmental liabilities
During the year ended December 31, 2022, we recognized a charge of $16.7 million for the remeasurement of environmental liabilities. The charge consisted of a $14.8 million increase to the coal ash pond liability at our New York facility due to a change in the planned approach as a result of new regulations and new information that became available regarding the site, as well as due to inflationary increases due to higher projected construction costs. The remaining $1.9 million of the charge was associated with an update in the cost estimates associated with our landfill primarily due to inflation driven increases to the remediation cost estimates. See Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements under the "Environmental Liabilities" section for further details.
Operating (loss) income from continuing operations
As a result of the factors described above, operating (loss) income from continuing operations was $(233.2) million for the year ended December 31, 2022 as compared to $32.8 million for the year ended December 31, 2021.
Adjusted operating loss from continuing operations was $38.9 million for the year ended December 31, 2022, compared to adjusted income from continuing operations of $38.8 million for same period in 2021. Adjusted income from continuing operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Other expense, net
During the year ended December 31, 2022, other expense, net increased $18.3 million, or 557%, to $21.6 million primarily due to increased interest expense associated with the incurrence of debt to finance the expansion of the mining fleet.
Provision for income taxes
In 2022, we recognized an income tax provision of $15.0 million, or an effective tax rate of (5.9)% due to the recording of a $15.0 million charge for a valuation allowance for the deferred tax assets.
In 2021, we recognized an income tax provision of $7.9 million, or an effective tax rate of 26.8%, which is not significantly different from the blended federal and state statutory tax rates.
Net (Loss) Income from Continuing Operations
As a result of the factors described above, net (loss) income from continuing operations increased to $(269.7) million for the year ended December 31, 2022 as compared to $21.6 million for the year ended December 31, 2021.
On an adjusted basis, excluding the after-tax impact of the impairment of long-lived assets, the remeasurement of environmental liabilities and the tax charge for the recognition of a valuation allowance on deferred tax assets, adjusted net (loss) income from continuing operations during 2022 would have been $(60.4) million as compared to $26.0 million in the same period in 2021. Adjusted net (loss) income is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Loss from Discontinued Operations
In conjunction with the Company's decision to pursue alternatives, including a sale of Support.com, we have reported the Support.com business as discontinued operations in the consolidated financial statements. Loss from discontinued operations, net of tax was $1.3 million for the year ended December 31, 2022, as compared to a loss of $66.1 million for the year ended December 31, 2021. The loss from discontinued operations during 2021 was driven by a $42.3 million noncash charge for the impairment of goodwill and $32.3 million of merger and other costs, $26.6 million of which was associated with noncash charges for the issuance of common stock and warrants for investor and advisor fees.
Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.
EBITDA (loss) from continuing operations and Adjusted EBITDA (loss) from continuing operations
"EBITDA from continuing operations" is defined as earnings from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss (income) to EBITDA (loss) and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Consolidated Statements of Operations in our Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Years Ended December 31,		Variance
	2022	2021	$	%
Adjusted operating income (loss) from continuing operations
Operating (loss) income from continuing operations	$(233,163)	$32,784	$(265,947)	(811)%
Impairment of long-lived assets	176,307	—	176,307	N/A
Remeasurement of environmental liability	16,694	3,688	13,006	353%
Expansion costs	2,315	2,362	(47)	(2)%
Restructuring	729	—	729	N/A
Gain on sale of assets	(1,780)	—	(1,780)	N/A
Adjusted operating (loss) income from continuing operations	$(38,898)	$38,834	$(77,732)	(200)%
Adjusted operating margin	(43.2%)	39.9%

Adjusted net (loss) income from continuing operations
Net (loss) income from continuing operations	$(269,741)	$21,600	$(291,341)	(1349)%
Impairment of long-lived assets, after tax	176,307	—	176,307	N/A
Remeasurement of environmental liability, after tax	16,694	2,703	13,991	518%
Expansion costs, after tax	2,315	1,731	584	34%
Restructuring, after tax	729	—	729	N/A
Gain on sale of assets, after tax	(1,780)	—	(1,780)	N/A
Tax charge for valuation allowance	15,055	—	15,055	N/A
Adjusted net (loss) income from continuing operations	$(60,421)	$26,034	$(86,455)	(332)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net (loss) income from continuing operations	$(269,741)	$21,600	$(291,341)	(1349)%
Provision for income taxes	15,002	7,901	7,101	90%
Interest expense, net	21,575	3,711	17,864	481%
Depreciation and amortization	35,136	8,474	26,662	315%
EBITDA (loss) from continuing operations	(198,028)	41,686	(239,714)	(575)%
Stock-based compensation	2,636	3,770	(1,134)	(30)%
Impairment of long-lived assets	176,307	—	176,307	N/A
Remeasurement of environmental liability	16,694	3,688	13,006	353%
Expansion costs	2,315	2,362	(47)	(2)%
Restructuring	729	—	729	N/A
Gain on sale of assets	(1,780)	—	(1,780)	N/A
Adjusted EBITDA (loss) from continuing operations	$(1,127)	$51,506	$(52,633)	(102)%
Cryptocurrency datacenter revenue per MWh and power and capacity revenue per MWh are used by management to consider the extent to which we may generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation and amortization) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized. Depreciation and amortization costs are excluded from the cost of revenue (exclusive of depreciation and amortization) per MWh metric; therefore, not all cost of revenues for cryptocurrency datacenter and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation and amortization) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.

Liquidity and Capital Resources
On December 31, 2022, we had cash and cash equivalents of $15.2 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. During 2022, we obtained approximately $107.1 million of additional financings, net of debt issuance costs, through two different agreements described in Note 6, "Debt", in the Notes to Consolidated Financial Statements.
Despite the additional financings obtained during 2022, our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.
Our operating cash flows are affected by several factors including the price of bitcoin, cost of electricity, natural gas and emissions credits. During the year ended December 31, 2022, our profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. As a result, management took certain actions during the second half of 2022 and during the first quarter of 2023 to improve the Company's liquidity.
In our efforts to improve liquidity, on January 30, 2023, we entered into debt restructuring agreements with NYDIG and B. Riley. We also raised equity through issuances of our class A common stock under the ATM Agreement. See "Recent Transactions" for further details.
On January 30, 2023, we entered into the Purchase Agreement, the Senior Secured Loan and the Debt Settlement Agreement regarding our MEFAs with NYDIG. The effect of these agreements was to transfer ownership of bitcoin mining equipment that was secured by the MEFAs and certain credits and coupons that had accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer. The transfer of these assets reduced the principal and accrued interest balance of the secured debt with NYDIG from approximately $75.8 million to approximately $17.3 million, for an aggregate debt reduction of $58.5 million. The Senior Secured Loan allows for a voluntary prepayment of the loan in kind of approximately $10 million by completing the Post-Closing Covenant, which may further reduce the principal balance of the debt to approximately $7 million.

The restructuring of the NYDIG debt is expected to significantly improve Greenidge’s liquidity during 2023 as annual interest payments on the remaining approximately $17.3 million principal balance will be approximately $2.5 million and may be reduced to approximately $1.1 million annually if the Post-Closing Covenant is satisfied. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.
On January 30, 2023, we also entered into the Promissory Note Amendment with B. Riley regarding $10.6 million of debt, including accrued interest, which included the following terms:
•B. Riley purchased $1 million of our class A common stock on a principal basis at a price of $0.75 per share pursuant to the ATM Agreement;
•Atlas Holdings LLC purchased $1 million of our class A common stock at market prices through B. Riley acting in its capacity as sales agent pursuant to the ATM Agreement;
•Greenidge made a principal payment of $1.9 million to B. Riley in February 2023;
•No further principal or interest payments are required to be made on the Promissory Note until June 2023;
•We are actively pursuing the sale of excess real estate that would be subdivided from the property currently housing mining equipment at the South Carolina Facility in order to apply such net proceeds to repay a portion of the Promissory Note. We estimate that we would repay approximately $6 to $7 million of the Promissory Note if we were to complete a sale of the excess real estate;
•In the event we repay a principal amount in excess of $6 million prior to June 20, 2023, the monthly loan payment commencing in June 2023 would be approximately $400,000 instead of the currently scheduled monthly amortization payments of $1.5 million;
•The percentage of proceeds required to prepay the Promissory Note from sales of equity by us under the Equity Purchase Agreement and the ATM Agreement have been reduced to 15%, improving our liquidity; and
•We paid B. Riley a $1 million amendment fee payable by the delivery of our class A common stock to B. Riley issuable at $0.75 per share acquired on a principal basis under the ATM Agreement.

See "Recent Transactions" and Note 6, "Debt", in the Notes to Consolidated Financial Statements for further details.
Since October 2021 and through September 2022, we received proceeds of $59.8 million from sales of class A common stock under the 2021 Purchase Agreement and the Equity Purchase Agreement, of which $8.9 million proceeds, net of discounts, was received in 2022. Since September 30, 2022 through March 30, 2023, we received net proceeds of $10.2 million from sales of class A common stock under the ATM Agreement, of which $2.1 million proceeds, net of commissions, was received in 2022. See Note 7, "Stockholder's Equity", in the Notes to Consolidated Financial Statements for further details. During the first quarter of 2023, we repaid $2.8 million of the Promissory Note, including the $1.9 million repayment mentioned previously, as a result of the net proceeds received from sales of class A common stock under the ATM Agreement.
In addition, we sold equipment, coupons and certain environmental credits for total proceeds of $11.7 million from the second quarter of 2022 through the first quarter of 2023 to raise additional funds.
In conjunction with the Refinancing, we also entered into Hosting Agreements with NYDIG affiliates on January 30, 2023, which is expected to improve our liquidity position, as it provided for cost reimbursements for key input costs, while allowing us to participate in the upside as bitcoin prices rise.
Despite these improvements to our financial condition, we expect we will require additional capital in order to meet the commitments in the table below. Management continues to assess different options to improve liquidity including, but not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement;
•entering into new third-party hosting agreements to house the approximately 1.1 EH/s of owned miners not currently operating since the Hosting Agreements went into effect in February 2023; and
•selling the Company's excess real estate at its South Carolina Facility that is not used in its datacenter operations.
The Company estimates that its cash resources will fall below $10 million by the end of the first quarter of 2024, which would be considered an Event of Default under the Senior Secured Loan that would require the repayment of the loan balance, unless a waiver is obtained from the lender. The Company's estimate of cash resources available to the Company through 2023 and through the first quarter of 2024 is dependent on completion of certain actions, including our ability to sell excess real estate in South Carolina, as mentioned above, as well as the completion of the Post Closing Covenant and bitcoin prices, blockchain difficulty levels and energy prices similar to the those experienced in the first two months of 2023. While bitcoin prices have begun to recover in the first quarter of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in "Risk Factors". Given this uncertainty regarding the Company's financial condition over the next 12 months, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time.
While we held a relatively small amount of digital assets for an extended period as of December 31, 2022, our current business strategy is to sell digital assets within a short period after earning such assets. We may choose to change this strategy in the future. Bitcoin mined each day is liquidated the same day it is mined. Our liquidity is subject to volatility in both number of bitcoins mined and the underlying price of bitcoin.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2022, and the years in which these obligations are due:

$ in thousands	Total	2023	2024-2025	2026-2027	Thereafter
Debt payments	$187,322	$80,251	$29,757	$77,314	$–
Leases	241	130	111	—	—
Environmental obligations	28,000	600	9,500	9,850	8,050
Natural gas transportation	14,694	1,896	3,792	3,792	5,214
Total	$230,257	$82,877	$43,160	$90,956	$13,264
The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Summary of Cash Flow
The following table provides information about our net cash flow for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
$ in thousands	2022	2021
Net cash (used for) provided by operating activities from continuing operations	$(14,485)	$45,256
Net cash used for investing activities from continuing operations	(121,354)	(163,571)
Net cash provided by financing activities from continuing operations	62,137	174,065
Increase in cash and cash equivalents from discontinued operations	6,320	21,797
Net change in cash and cash equivalents	(67,382)	77,547
Cash and cash equivalents at beginning of year	82,599	5,052
Cash and cash equivalents at end of period	$15,217	$82,599
Operating Activities
Net cash used for operating activities from continuing operations was $14.5 million for the year ended December 31, 2022, as compared to cash provided by operating activities from continuing operations of $45.3 million for the year ended December 31, 2021. The variance in the operating cash flow during 2022 as compared to the prior year was driven by lower cash-related income from continuing operations, which primarily resulted from lower revenue caused by a decrease in the price of bitcoin, the higher costs related to the cost of natural gas and higher interest cost on the higher debt level.
Investing Activities
Net cash used for investing activities from continuing operations was $121.4 million for the year ended December 31, 2022, as compared to $163.6 million for the year ended December 31, 2021. For the year ended December 31, 2022, purchases of and deposits for property and equipment were $133.0 million in 2022 as compared to $163.6 million in 2021, as the Company was expanding its mining fleet over both years. During 2022, the Company sold miners and coupons and credits redeemable to a manufacturer of bitcoin miners for proceeds of $11.1 million.

Financing Activities
Net cash provided by financing activities from continuing operations was $62.1 million for the year ended December 31, 2022, as compared to $174.1 million for the year ended December 31, 2021. The decrease is primarily related to higher principal payments on debt of $46.2 million and $75.0 million of lower proceeds from equity issuances during 2022 compared to 2021.
Financing Arrangements
See Note 6, "Debt," and Note 7, "Stockholder's Equity" and Note 15, "Subsequent Events" in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Significant Accounting Policies", in the
Notes to the Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in detail in Note 2, "Significant Accounting Policies", in the Notes to Consolidated Financial Statements for the year ended December 31, 2022 however we consider our critical accounting policies to be those related to revenue recognition, valuation of long-lived assets and environmental obligations.
Revenue Recognition
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
Pool fees paid by miners to pooling operators are based on a fixed percentage of the theoretical bitcoin block reward and network transaction fees received by miners. Pooling fees are netted against daily bitcoin payouts. Greenidge does not expect any material future changes in pool fee percentages paid to pooling operators.
Fair value of the cryptocurrency award received is determined using the quoted price on Greenidge’s primary exchange of the related cryptocurrency at the time of receipt.
There is currently no specific definitive guidance under U.S. GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, Greenidge may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results of operations.

Power and capacity revenue
Greenidge recognizes power revenue at a point in time when the electricity is delivered to the NYISO and its performance obligation is met. Greenidge recognizes revenue on capacity agreements over the life of the contract as its series of performance obligations are met as capacity to provide power is maintained.
Sales tax, value-added tax, and other taxes Greenidge collects concurrent with revenue-producing activities are excluded from revenue. Incidental contract costs that are not material in the context of the delivery of goods and services are recognized as expense. There is no significant financing component in these transactions.
Valuation of Long-Lived Assets
In accordance with ASC 360-10, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value.

During 2023, we determined that triggering events had occurred as of June 30, 2022 and December 31, 2022 due to the negative impact on our cash flows resulting from the significant market declines in the price of bitcoin and increases in natural gas and energy costs during those periods. For the purposes of performing the recoverability test we consider all the long-lived assets of the Company to be a single asset group as we operate as an integrated power and crypto datacenter operations business and this grouping represents the lowest level of identifiable independent cash flows. We concluded that projected undiscounted cash flows did not support the recoverability of the long-lived assets as of June 30, 2022 and December 31, 2022; therefore, a valuation was performed using the market approach in order to determine the fair value of the asset grouping. The carrying value exceeded the fair value of the asset group and impairment loss was recorded for the difference in the carrying value and fair value. The Company recognized a noncash impairment charge of $176.3 million for the year ended December 31, 2022.
Environmental Liability
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2022, we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $28.0 million and $11.3 million as of December 31, 2022 and December 31, 2021, respectively for the remediation of these sites. The Company has estimated the cost of remediation by developing a remediation plan in consultation with environmental engineers, periodically obtaining quotes for estimated construction costs and adjusting estimates for inflationary factors based on the expected timing of the remediation work. Estimates include anticipated post-closure costs including monitoring and maintenance of the site. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional material adjustments to the environmental liability may occur in the future due to required changes to the scope and timing of the remediation, changes to regulations governing the closure and remediation of CCR sites and changes to cost estimates due to inflationary or other economic factors.
Emerging Growth Company Status
We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:
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
•submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay," "say-on-frequency" and pay ratio; and
•disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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
•We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial information required by this Item is set forth in the Index to Consolidated Financial Statements on page F-1 and is filed as part of this Annual Report.
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
Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded, that as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

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
Changes in Internal Control over Financial Reporting
During the three months ended December 31, 2022, we implemented a new enterprise resource system for the purposes of maintaining our general ledger and reporting as well as managing our purchasing and accounts payable process. There were no other changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Set forth below is information regarding our directors and executive officers.

Name	Age	Position
David Anderson	49	Chief Executive Officer and Director
Terence A. Burke	66	General Counsel
Andrew Bursky	66	Director
Timothy Fazio	49	Chairman
David Filippelli	49	Director
Dale Irwin	51	President
Jordan Kovler	43	Director
Jerome Lay	34	Director
Robert Loughran	58	Chief Financial Officer
Timothy Lowe	64	Director
Scott MacKenzie	46	Chief Strategy Officer
Michael Neuscheler	62	Director
Ted Rogers	53	Vice Chairman
Daniel Rothaupt	71	Director
David Anderson. Mr. Anderson has served as our Chief Executive Officer and a member of our board of directors since October 8, 2022. Before joining Greenidge, Mr. Anderson served as President and CEO of Millar Western Forest Products, a privately held, integrated forest products company based in Alberta, Canada, since January 2020, and previous to that in various roles with Millar Western, including as its Chief Operating Officer from 2018 to 2019 and as its Chief Financial Officer from 2016 to 2018. Mr. Anderson also serves as a member of Millar Western’s board of directors. Mr. Anderson earned a Bachelor of Science in Forestry and a Master of Business Administration from the University of Alberta and has been a CFA charterholder since 2016. We believe Mr. Anderson is qualified to serve on our board of directors because of the perspective and experience he brings as our Chief Executive Officer.
Terence A. Burke. Mr. Burke has served as our General Counsel since January 1, 2022. Before joining Greenidge, Mr. Burke served as assistant general counsel at First Solar, Inc. a solar energy company from September, 2014 to December 2021, where he provided counsel to the asset management and O&M groups including with respect to negotiating and advising on construction contracts, sales of solar facilities, regulatory compliance, contracting, and financings. Prior to First Solar, he was an attorney with the FERC. Before joining the FERC, Mr. Burke held senior legal positions at Entergy Corporation, Allegheny Energy, Inc. and Niagara Mohawk Corporation. Mr. Burke holds a Juris Doctorate from the University of Chicago Law School and a Bachelor’s degree from Hamilton College.
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
Dale Irwin. Mr. Irwin has served as our President since Greenidge was acquired by Atlas and its affiliates in February 2014 and began serving solely as President, overseeing day-to-day operations, in March of 2021. He previously also served as our Chief Executive Officer from 2014 until March 2021. Mr. Irwin has more than 20 years of diverse international experience in leading teams and managing projects from idea to execution. In his more than 18 years of experience in the energy sector, Mr. Irwin has managed numerous large and small-scale capital projects, including the conversion of Greenidge from a 1930s era coal-fired power plant to a modern, 21st century natural gas-powered plant and, ultimately, a fully compliant power plant-bitcoin mining company. He provides expertise in powerplant compliance, construction management, outage management, fossil fuel operations and maintenance training. Mr. Irwin holds a Bachelor’s degree in Organizational Management from Keuka College.
Jordan Kovler. Mr. Kovler has served as a member of our Board of Directors since March 2023. Mr. Kovler co-founded and serves as a Managing Director of HKL & Co., LLC since 2016, a consulting and proxy solicitation firm providing investor relations, corporate governance and extraordinary situation consulting related to publicly traded companies, as well as call center services predominantly focused on large municipalities, where he currently serves as a Managing Director. He also serves as an advisor to Genesis Block, a technology services company focusing on the growth of blockchain and Web3 and other private Web3 companies. He was previously employed from 2003 to 2015 in progressively senior roles, including as Senior Vice President, at D.F. King & Co., Inc., a proxy solicitation firm, focused on contested elections, M&A, investor relations, corporate governance consulting and call center services for publicly traded companies. Mr. Kovler is a 2001 graduate of Trinity College with a B.A. in economics. Mr. Kovler brings years of experience in investor relations, corporate governance, M&A and the cryptocurrency industry. We believe Mr. Kovler is qualified to serve on our board of directors given his investor relations, corporate governance, M&A and cryptocurrency knowledge and leadership experience.
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
Scott MacKenzie. Mr. MacKenzie has served as our Chief Strategy Officer since October 8, 2022. Before joining Greenidge, served as the Vice President, Corporate Development for Millar Western since June 2019. From June 2016 to June 2019, Mr. MacKenzie was the Director, Corporate Development and Strategic Planning at Stuart Olson, Inc., a construction services company based in Alberta, Canada. Prior to joining Stuart Olson, Mr. MacKenzie held various senior management roles with the ACTCO Group, an engineering and logistics company listed on the Toronto Stock Exchange. Mr. MacKenzie earned a Bachelor of Engineering from Lakehead University and a Master of Business Administration with a focus in finance and international business from the University of Alberta.
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
Ted Rogers. Mr. Rogers has served as Vice Chairman of our board of directors since March 2021. He has been a respected member of the bitcoin community since 2013 and brings deep experience in cryptocurrency to our operations. Mr. Rogers was the first employee of Xapo, Inc., a bitcoin platform for consumers and institutions. Mr. Rogers managed operations and conducted business development for Xapo, served on the board of directors of Xapo and was a member of its Compliance Committee. As President of Xapo, his responsibilities included supervision of the finance unit and acting as the primary contact for auditors during the period in which the company grew from inception to a GAAP-audited, $80 million revenue firm. Mr. Rogers graduated from Williams College in 1991 and cum laude from the Georgetown University Law Center in 1996. We believe Mr. Rogers is qualified to serve on our board of directors given his deep cryptocurrency industry knowledge and leadership experience.
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
Involvement in Certain Legal Proceedings
To the best of our knowledge none of the directors or executive officers has, during the past ten years, nor has Atlas, our controlling shareholder, during the past five years:
•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
•been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.
Corporate Governance
We have adopted corporate governance policies and committees in a manner that we believe will closely align our interests with those of our stockholders. Notable features of this corporate governance include:
•independent director representation on our audit, compensation and nominating and corporate governance committees, when we can no longer or choose not to take advantage of the "controlled company" exemption outlined below, and regular "executive session" meetings of our independent directors without the presence of our corporate officers or non-independent directors;
•qualification of at least one of our directors as an "audit committee financial expert" as defined by the SEC; and
•adoption of other corporate governance best practices, including limits on the number of directorships held by our directors to prevent "overboarding" and implementation a robust director education program.
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
Controlled Company Exemption
Private investment funds managed by Atlas beneficially own a majority of the voting power of all outstanding shares of our common stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors and (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. For at least some period following the Merger, we may utilize these exemptions and our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a "controlled company" and our shares continue to be listed on Nasdaq, we will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, we may be required to add additional directors to our board in order to achieve such compliance within the applicable transition period. See "Risk Factors—Risks related to the Ownership of our Securities—Because we are a "controlled company" within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies" for further details.
Board Meetings
Our board of directors meets periodically during the year to review significant developments affecting us and to act on matters requiring the approval of our board of directors. Our board of directors met seven times during our last fiscal year. During our last fiscal year, each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she had been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served. We encourage our directors and nominees for director to attend our Annual Meeting.
Committees of the Board of Directors
Our board has established an Audit Committee and a Compensation Committee, each with its own charter posted on our website at https://ir.greenidge.com. These committees aim to strengthen and support our corporate governance structure.
Audit Committee
Our Audit Committee consists of at least three directors determined by the Board of Directors to meet the independence, financial literacy and other requirements of Nasdaq and applicable federal law, including Section 10A(m)(3) of the Exchange Act and the rules and regulations of the SEC. All directors must be "Non-Employee Directors" as defined by Rule 16b-3 under the Exchange Act. The members of the Audit Committee are appointed by our board and may be removed by the board of directors in its discretion. The Audit Committee is entitled to delegate any of its responsibilities to subcommittees as the Audit Committee may deem appropriate, provided the subcommittees are composed entirely of directors who meet the above-listed criteria.
Currently, our Audit Committee consists of Michael Neuscheler, Timothy Lowe and Daniel Rothaupt. Michael Neuscheler serves as the Chairman of our Audit Committee. Messrs. Neuscheler, Lowe and Rothaupt meet the requirements for independence under the Nasdaq listing standards and SEC rules and regulations. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Each member of our audit committee meet the Nasdaq listing standard of financial literacy and sophistication and Mr. Neuscheler is considered an "audit committee financial expert" under SEC rules.
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
The Audit Committee assists our board in its oversight of: (1) the integrity of our financial statements, (2) the independent auditor’s qualifications and independence, (3) the performance of our internal audit function and independent auditors, and (4) our compliance with legal and regulatory requirements not specifically delegated to our other committees. In particular, the Audit Committee has the following duties:
•appointing, compensating, retaining and oversighting the work of any registered public accounting firm engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Greenidge, and each such registered public accounting firm must report directly to the Audit Committee;
•selection and oversight of the Internal Auditor;
•reviewing and approving the appointment and replacement of the head of the internal auditing department;
•advising the head of the internal auditing department that he or she is expected to provide to the Audit Committee summaries of and, as appropriate, the significant reports to management prepared by the internal auditing department and management’s responses thereto;
•recommending and approving the compensation plan for the head of internal audit in consultation with management;
•advising management, the internal auditing department and the independent auditors that they are expected to provide to the Audit Committee a timely analysis of significant financial reporting issues and practices and significant internal audit controls and procedures;
•reviewing and approving the annual audit plan and audit fee submitted by the independent auditors and discussing with the independent auditors the overall approach to and scope of the audit examination with particular attention focused on those areas where either the Audit Committee, the Greenidge board, management or the independent auditors believe special emphasis is desirable;
•reviewing and discussing with the independent auditors and management the audited financial statements, the results of the audit and the independent auditors’ report or opinion on matters related to the performance of such audit;
•reviewing any other financial statements or reports, as requested by management or determined by the Audit Committee, which are required to be filed with any federal, state or local regulatory agency prior to filing with the appropriate regulatory body;
•reviewing and reassessing the adequacy of the Audit Committee charter on an annual basis, and make recommendations as to changed thereto as may be necessary or appropriate; and
•reporting its activities to the full Greenidge board on a regular basis, making such recommendations the Audit Committee deems necessary or appropriate.
Our audit committee reviews the audit committee charter annually. The audit committee held four meetings during the fiscal year 2022.
Compensation Committee
The Compensation Committee consists of at least two members of our board, each of whom, following the time at which we are no longer a "controlled company" as defined under the Nasdaq rules, shall qualify as "independent" under the Nasdaq independence rules and shall also be "Non-Employee Directors" as defined by Rule 16b-3 under the Exchange Act. The members of our Compensation Committee elect a Chairperson to preside at all meetings of the Compensation Committee. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as the Compensation Committee may deem appropriate, provided the subcommittees are composed entirely of directors who meet the above-listed criteria.

Currently, our Compensation Committee consists of Timothy Fazio and Jerome Lay. Timothy Fazio serves as the Chairman of our Compensation Committee. As a "controlled company," our Compensation Committee is not required to be comprised of entirely independent directors.
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
The Compensation Committee is established to discharge certain of our board’s responsibilities relating to compensation of our executive officers and directors. In particular, the Compensation Committee has the following duties:
•Making and approving all option grants and other issuances of our equity securities to our chief executive officer and other executive officers;
•Approving all other option grants and issuances of our equity securities as compensation, and recommending that our full board make and approve such grants and issuances;
•Establishing corporate and individual goals and objectives relevant to compensation of our chief executive officer and other executive officers, and evaluating each such officer’s performance in light of those goals and objectives and certifying achievement of such goals and objectives;
•Determining the compensation of our chief executive officer;
•Determining the compensation of the Chairman of our board and reviewing and making recommendations to our board regarding director compensation;
•Recommending the compensation of our executive officers (other than the chief executive officer) to our board for determination;
•Administering our cash and equity incentive plans;
•Preparing an annual compensation discussion and analysis for inclusion in our annual proxy statement in accordance with applicable SEC rules and regulations, which shall be prepared following discussion of thereof with our management;
•Reviewing and evaluating, at least annually, the Compensation Committee charter and the adequacy of the Compensation Committee charter, as well as the performance of the Compensation Committee; and
•Performing any other duties or responsibilities expressly delegated to the Compensation Committee by our board from time to time.
Our Compensation Committee reviews the compensation committee charter annually. The compensation committee held two meetings during the fiscal year 2022.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee was at any time during the year 2022, or at any other time, one of our officers or employees. We are party to certain transactions described in "Certain Relationships and Related Party Transactions." None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any entity, one of which’s executive officers served as a director of our board or member of our Compensation Committee.
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

Code of Business Conduct
We have adopted a new code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a "code of ethics", as defined in Item 406(b) of Regulation S-K. Please note that our website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of business conduct on our website.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our common stock with the SEC and Nasdaq by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the portion of the year ended December 31, 2022 during which Section 16(a) was applicable to such persons, we are not aware of any late Section 16(a) filings other than one late Form 4 filed by Robert Loughran reporting one transaction.
ITEM 11. EXECUTIVE COMPENSATION.
This section sets forth the compensation of those who served as our principal executive officers in 2022 and our two other most highly compensated executive officers for the year ended December 31, 2022 (our "NEOs"). Our NEOs are:
•David Anderson, our Chief Executive Officer;
•Jeffrey E. Kirt, our former Chief Executive Officer;
•Terence A. Burke, our General Counsel; and
•Scott MacKenzie, our Chief Strategy Officer
As an "emerging growth company" under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. Accordingly, we have not included in this section a compensation discussion and analysis of our executive compensation programs or tabular compensation information other than the "Summary Compensation Table" and the "Outstanding Equity Awards at Fiscal Year-End" table below. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to our stockholders for advisory votes, such as "say-on-pay" and "say‑on‑frequency" votes.

Summary Compensation Table
The following table sets forth the compensation of our NEOs for service in all capacities for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	All Other Compensation ($) (6)	Total Compensation ($)
David Anderson	2022	92,308	—	—	1,855,591	—	1,947,899
Chief Executive Officer

Jeffrey E. Kirt (2)	2022	450,000	—	424,200	—	179,087	1,053,287
Former Chief Executive Officer	2021	157,692	750,000	3,500,860	—	—	4,408,552

Terence A. Burke	2022	400,000	131,972	70,793	—	23,276	626,041
General Counsel

Scott MacKenzie	2022	41,538	—	—	1,225,866		1,267,404
Chief Strategy Officer
________
(1)Mr. Burke commenced employment with the Company in January 2022 and Messrs. Anderson and MacKenzie commenced employment with the Company in October 2022.
(2)Mr. Kirt’s employment with the Company terminated in October 2022. Pursuant to the terms of his Letter Agreement with the Company, as described in "Elements of Executive Compensation—Employment Arrangements with our NEOs—Letter Agreement with Mr. Kirt", Mr. Kirt continues to provide consulting services to the Company through October 10, 2023.
(3)Represents bonus payments made to our NEOs as described in "Elements of Executive Compensation—Bonuses".
(4)Represents the aggregate grant date fair value of stock awards granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("FASB Topic 718"). The stock awards consist of grants of restricted stock units ("RSUs") granted pursuant to the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (the "2021 Equity Incentive Plan"). Terms of the RSUs are summarized in "Elements of Executive Compensation—Equity Awards During 2022". The assumptions made when calculating the amounts reported are found in Note 9: "Equity Based Compensation" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
(5)Represents the aggregate grant date fair value of stock options ("Options") granted, computed in accordance with FASB Topic 718. Terms of the Options are summarized in "Elements of Executive Compensation—Equity Awards During 2022". The assumptions made when calculating the amounts reported are found in Note 9: "Equity Based Compensation" to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report.
(6)For Mr. Kirt, includes payments for his consulting services to the Company from October 2022 through December 31, 2022 equal to $173,076 and the cost of Bloomberg terminal subscription fees equal to $6,010. For Mr. Burke, includes 401(k) matching contributions equal to $12,200 and relocation and temporary housing costs equal to $11,076.
Elements of Executive Compensation
Base Salary
Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. As of December 31, 2022, Mr. Anderson’s base salary was $400,000, Mr. Burke's base salary was $400,000 and Mr. MacKenzie’s base salary was $180,000. Prior to his resignation from the Company in October 2022, Mr. Kirt’s base salary was $750,000, reflecting an increase from $200,000, effective April 1, 2022.
Bonuses
Mr. Burke received a cash bonus of $50,000 for his service to the Company in 2022. Mr. Burke did not receive any component of his bonus for 2022 in the form of Company equity.
In addition, in consideration of the 2021 bonus opportunity forfeited by Mr. Burke upon commencing employment with the Company, Mr. Burke received a one-time cash signing bonus of $81,972. 50% of Mr. Burke’s signing bonus is subject to repayment if Mr. Burke resigns from his employment with the Company for any reason other than for Good Reason (as defined in his employment agreement) or is terminated by the Company for Cause (as defined in his employment agreement) prior to January 4, 2024.
None of Messrs. Anderson, MacKenzie or Kirt received a bonus with respect to his service to the Company during 2022.
Equity Awards During 2022
As described more fully below, during 2022, Messrs. Anderson and MacKenzie were each granted an inducement award of stock options under Nasdaq Listing Rule 5635(c)(4) and Mr. Burke received a one-time grant of RSUs. The Company generally intends to grant annual equity awards pursuant to the 2021 Equity Incentive Plan to its senior management, including our NEOs.
In connection with the termination of his employment and commencement of consulting services with the Company, Mr. Kirt received accelerated vesting of his outstanding unvested RSUs and a new, one-time grant of RSUs. Mr. Kirt’s RSUs are described in "Elements of Executive Compensation—Employment Arrangements with our NEOs—Letter Agreement with Mr. Kirt".
Inducement Stock Options
As an inducement for Messrs. Anderson and MacKenzie to enter into employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4), the Company’s Compensation Committee approved a grant of Options pursuant to a Stock Option Inducement Award Agreement. The Options granted to Mr. Anderson are exercisable for 1,852,812 shares of the Company’s class A common stock and the Options granted to Mr. MacKenzie are exercisable for 1,224,030 shares of the Company’s class A common stock. The Options were granted on October 10, 2022 and have an exercise price of $1.32. The Options will vest in equal annual installments on each of the first, second and third anniversaries of the grant date, subject to continued service to the Company through the applicable vesting dates.

Pursuant to the terms of the Stock Option Inducement Award Agreement, if Mr. Anderson’s or MacKenzie’s service with the Company terminates due to death or Disability or is terminated by the Company other than for Cause (as each term is defined in the 2021 Equity Incentive Plan), the unvested Options will be cancelled and the vested Options will remain exercisable until the earlier of three months (in the case of termination other than for death, Disability or for Cause) or 12 months (in the case of death or Disability) following the termination of service or the expiration date of the Options. If Mr. Anderson’s or MacKenzie’s service is terminated by the Company for Cause, all Options, whether vested or unvested, will be cancelled and cease to be exercisable. In the event of a Change in Control (as defined in the 2021 Equity Incentive Plan), the Compensation Committee of the Board may, in its discretion, cancel the Options and pay to each of Mr. Anderson and MacKenzie, the value of the Options based upon the price per share of our class A common stock received or to be received by our stockholders in the Change in Control.

Burke Restricted Stock Units
In connection with Mr. Burke commencing employment with the Company, he was granted a one-time award of 4,085 RSUs, which vest in equal installments on each of January 3, 2023 and 2024. Except as otherwise provided in his employment agreement with the Company as described in "Elements of Executive Compensation—Employment Arrangements with our NEOs—Employment Agreement with Burke", upon a termination of his employment with the Company for any reason, all unvested RSUs will be forfeited and cancelled.
Employment Arrangements with our NEOs
Offer Letters with Messrs. Anderson and MacKenzie
Messrs. Anderson and MacKenzie each entered into an Offer Letter with the Company, dated October 7, 2022. Pursuant to the Offer Letters, in addition to the inducement stock option awards described in "Elements of Executive Compensation—Equity Awards During 2022—Inducement Stock Options", Messrs. Anderson and MacKenzie each receive a base salary in the amount of $400,000 for Mr. Anderson, and $180,000 for Mr. MacKenzie, and each an annual target bonus equal to 50% of base salary, subject to such terms and performance conditions as determined by the Board.

Employment Agreement with Mr. Burke
On November 15, 2021, the Board approved, and the Company entered into, an Employment Agreement with Mr. Burke, Mr. Burke’s Employment Agreement provides that Mr. Burke will be eligible for (i) an annual base salary of $400,000, (ii) a target annual bonus opportunity of up to 50% of Mr. Burke’s annual base salary, 50% of which will be paid in RSUs under the 2021 Equity Incentive Plan, vesting in equal annual installments on the first three anniversaries of the grant date, subject to Mr. Burke’s continued employment through each vesting date and otherwise subject to approval by the board of directors of the Company and the terms and conditions of the 2021 Equity Incentive Plan , unless otherwise mutually determined by the Board and Mr. Burke, and (iii) a one-time cash signing bonus of up to $81,972, (iv) a grant of RSUs with respect to 4,085 shares of class A common stock, vesting in equal annual installments on the first two anniversaries of the January 3, 2022 and (v) reimbursement for reasonable expenses incurred in connection with Mr. Burke’s relocation (other than expenses incurred in connection with or losses resulting from the sale or purchase of Mr. Burke’s home) and the provision of temporary housing for a period of not less than 30 days.
If Mr. Burke’s employment with the Company is terminated by the Company without Cause or Mr. Burke resigns with Good Reason (as each term is defined in his Employment Agreement), in addition to any accrued base salary through and including the date of termination and any amounts or benefits required to be paid or provided under applicable law or accrued and vested under the benefit plans of the Company (the "Accrued Amounts"), Mr. Burke will be entitled to receive, subject to execution of a release and compliance with restrictive covenants: (i) continued payment of his annual base salary for a period of 12 months following the date of termination; (ii) Company-subsidized COBRA coverage equal to the same portion of the monthly premium the Company pays for active employees until the earlier of (x) the one-year anniversary of the date of termination or (y) the date Mr. Burke becomes eligible for health insurance coverage under the health plan of another employer; (iii) an amount equal to 100% of Mr. Burke’s target annual bonus opportunity for the fiscal year in which the termination of employment occurs, payable on the first anniversary of the date of termination; (iv) any earned but unpaid annual bonus for the completed fiscal year that ended prior to the fiscal year in which the termination of employment occurs, payable on the date such annual bonuses are paid to similarly situated employees of the Company; (v) accelerated vesting of any outstanding unvested RSUs granted to Mr. Burke in connection with his commencement of employment with the Company; and (vi) continued vesting of any other time-vesting RSUs that would have vested in the 12-month period following the date of termination. If Mr. Burke’s employment is terminated due to death or Disability (as defined in his Employment Agreement), Mr. Burke will be entitled to receive, subject to execution of a release and compliance with restrictive covenants, the Accrued Amounts, accelerated vesting of any outstanding unvested RSUs granted to Mr. Burke in connection with his commencement of employment with the Company and pro rata vesting of any other time-vesting RSUs based on the period employed prior to termination.
Letter Agreement with Mr. Kirt
In connection with Mr. Kirt’s resignation from his previous roles with the Company and transition to providing consulting services to the Company, on October 10, 2022, the Board approved and, subsequently, the Company and Mr. Kirt entered into a Letter Agreement that describes the terms of Mr. Kirt’s separation of employment from the Company and the terms of his consulting services to the Company, which are scheduled to continue through October 10, 2023 (the "Consulting Period"). In exchange for Mr. Kirt’s consulting services, and subject to his execution and non-revocation of a general release of claims in favor of the Company and compliance with restrictive covenants, Mr. Kirt will receive payment of $750,000 in equal installments over the Consulting Period and Company coverage of his Bloomberg terminal subscription fees during the Consulting Period, as well as accelerated vesting to October 10, 2022 of his outstanding unvested RSUs and a one-time grant under the 2021 Equity Incentive Plan of 280,000 RSUs that are were vested at grant on October 10, 2022 and settled in 12 weekly installments beginning on October 14, 2022.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by each of our NEOs as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)
David Anderson		1,852,812(2)	1.32	10/10/2032	—		—
Jeffrey E. Kirt		—	—	—	—		—
Terence A. Burke	—	—	—	—	4,085	(3)	1,185
Scott MacKenzie		1,224,030(2)	1.32	10/10/2032	—		—
____________
(1)Calculated based on the closing price of the Company’s class A common stock on December 30, 2022 of $0.29.
(2)Represents Options vesting in equal installments on each of October 10, 2023, 2024 and 2025, subject to the NEO’s continued service to the Company through the applicable vesting date.
(3)Represents RSUs 2,043 of which vested on January 3, 2023 and 2,042 of which will vest January 3, 2024.
Retirement Benefits
Greenidge Generation sponsors a 401(k) plan covering substantially all Company employees, including our NEOs. Employees become eligible to participate in the plan upon one month of service and the attainment of age twenty-one. Eligible employees may elect to make either pre-tax or Roth contributions to the plan, subject to limitations set by the plan and the Internal Revenue Code of 1986, as amended. Greenidge Generation makes safe harbor matching contributions equal to 100% of the first 3% of employees’ eligible earnings and an additional 50% on the next 2% of employees’ eligible earnings. Greenidge Generation may also make a non-elective contribution at its discretion.
Potential Payments Upon Termination of Employment or Change in Control
Descriptions of the severance payments and benefits to be provided to our NEOs, including in respect of equity awards held by our NEOs, in connection with certain terminations of employment both in connection with a change in control and not in connection with a change in control, are set forth in "Elements of Executive Compensation—Equity Awards During 2022" and "Elements of Executive Compensation—Employment Arrangements with our NEOs"
DIRECTOR COMPENSATION
The table below sets forth information regarding non-employee director compensation for the year ended December 31, 2022.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Option Awards ($)	Total ($)
Timothy Fazio	—	—	—	—
Ted Rogers	50,000	—	—	50,000
Andrew M. Bursky	—	—	—	—
Timothy Lowe	30,000	—	—	30,000
Daniel Rothaupt	30,000	—	—	30,000
David Filippelli	—	—	—	—
Jerome Lay	—	—	—	—
Michael Neuscheler	40,000	—	—	40,000
___________
(1)Messrs. Fazio, Bursky, Filippelli and Lay do not receive any compensation from us for their service as members of the Board.

(2)As of December 31, 2022, our directors each held the following number of RSUs: Mr. Rogers—172,400; Mr. Lowe—24,000; Mr. Rothaupt—24,000; and Mr. Neuscheler—51,720.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to beneficial ownership of our common stock as of March 30, 2023 by: (i) each of our directors and named executive officers, (ii) all directors and executive officers as a group, and (iii) each person who is known by us to beneficially own 5% or more of our outstanding common stock. The table below assumes each outstanding share of series A preferred stock will convert into one share of class B common stock.
Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, including the percentage of voting stock, all common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 30, 2023 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each person is c/o Greenidge Generation Holdings Inc. 135 Rennell Drive, 3rd Floor, Fairfield, Connecticut 06890.

	Number of Shares Beneficially Owned
Name and Address of Beneficial Owner	Class A Common Stock	Class B Common Stock	Percent Ownership(1)	Percent Voting Power(2)
Directors and Named Executive Officers:
David Anderson	—	—	*	*
Jeffrey Kirt(3)	574,998	—	*	*
Scott MacKenzie	—	—	*	*
Terence Burke	2,043	—	*	*
Timothy Fazio(4)	1,190,476	26,800,300	47%	85%
Ted Rogers	114,934	160,000	*	*
Andrew M. Bursky(4)	1,190,476	26,800,300	47%	85%
Jerome Lay	—	—	*	*
Timothy Lowe	16,000	71,208	*	*
Michael Neuscheler	19,873	—	*	*
Daniel Rothaupt	12,530	142,420	*	*
David Filippelli	—	—	*	*
Jordan Kovler	4,500	—	*	*
All directors and executive officers, as a group (15 persons)	1,363,813	27,946,372	49%	89%
Principal Stockholders (> 5% of outstanding common stock)
Entities affiliated with Atlas(4)	1,190,476	26,800,300	47%	85%

* Indicates less than 1%
(1)Based on 31,271,755 shares of class A common stock outstanding plus 28,526,372 shares of class B common stock outstanding as of March 30, 2023.
(2)Based on 31,271,755 shares of class A common stock outstanding plus 28,526,372 shares of class B common stock outstanding as of March 30, 2023. Each share of class A common stock is entitled to one vote per share and each share of class B common stock is entitled to ten votes per share.
(3)Mr. Kirt’s employment with the Company terminated on October 7, 2022. Mr. Kirt’s beneficial ownership of Company shares is based on the most recent information available to the Company.
(4)Based solely on the Schedule 13D filed on February 9, 2023. Includes 19,202,652 shares of class B common stock held of record by Atlas Capital Resources (A9) LP, 6,895,120 shares of class B common stock held of record by Atlas Capital Resources (A9-Parallel) LP, 702,528 shares of class B common stock held of record by Atlas Capital Resources (P) LP and 1,190,476 shares of class A common stock held of record by GGH Bridge Investment LP. Atlas Capital Resources GP LP ("ACR GPLP") is the general partner of these entities and Atlas Capital Resources GP LLC ("ACR GP") is the general partner of ACR GPLP, each of which may be deemed to beneficially own the share held by these entities. Mr. Fazio and Mr. Bursky are each a managing partner of ACR GP and may be deemed to have shared voting and investment power over the securities held by these entities. Mr. Fazio and Mr. Bursky each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for Messrs. Fazio and Bursky is c/o Atlas Holdings LLC, 100 Northfield Street, Greenwich, CT 06830.
Equity Compensation Plan Information
The following table sets forth, as of December 31, 2022, certain information related to our compensation plans under which shares of our common stock may be issued.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2021 Equity Incentive Plan	812,294	(1)	$2.05	(2)	1,168,228
Equity compensation plans not approved by security holders	—		—		—
Inducement Stock Option Awards(3)	3,076,842		$1.32		—
Total	3,889,136				1,168,228
___________
(1)Represents 247,286 shares of class A common stock issuable upon settlement of outstanding RSUs and 565,008 shares of class A common stock issuable upon exercise of outstanding options under the 2021 Equity Incentive Plan as of December 31, 2022.
(2)Represents the weighted average exercise price of options outstanding under the 2021 Equity Incentive Plan as of December 31, 2022. The weighted average exercise price does not take into account RSUs outstanding under the 2021 Equity Incentive Plan.
(3)Represents stock option awards approved by our Board as inducements material to the respective individual’s acceptance of employment with us in accordance with Nasdaq Listing Rule 5635(c)(4). These inducement stock options have an exercise price per share equal to the closing price of a share of Class A common stock on the grant date and vest in equal installments on the first, second and third anniversaries of the grant date, subject to the employee’s continued service with the Company through the applicable vesting dates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions with Related Persons
The following includes a brief summary of certain material arrangements, agreements and transactions since January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and in which any person who serves as an executive officer or director has or will have a direct or indirect material interest (other than compensation described under "Executive Compensation" above). As of December 31, 2022, Atlas and its affiliates control 88.5% of the voting power of our outstanding capital stock and have the power to elect a majority of our directors.
Letters of Credit
Atlas and certain of its affiliates obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2022 and 2021, payable to the NYSDEC. This letter of credit guarantees the current value of our environmental trust liability. Atlas Capital Resources LP and Atlas Capital Resources (P) LP also obtained a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2022 and 2021, payable to Empire Pipeline Incorporated ("Empire") in the event we should not make contracted payments for costs related to a pipeline interconnection project we have entered into with Empire. We paid Atlas and certain of its affiliates $0.2 million for each of the years ended December 31, 2022 and 2021, respectively.
On March 18, 2021, we and Atlas and its affiliates entered into an arrangement pursuant to which we agreed, upon request, to direct our bank to issue new letters of credit to replace all or a portion of the letters of credit provided by Atlas and certain of its affiliates, upon the consummation of a potential investment in, financing of, or sale of any assets or our equity or debt securities, which results in net proceeds to us of at least $10.0 million. The consummation of such a financing has occurred.
Guarantee
An affiliate of Atlas has guaranteed the payment obligations of Greenidge Generation in favor of Emera Energy Services, Inc. under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge Generation may enter into various transactions involving the purchase and sale of gas, electricity and other commodities with Emera Energy Services, Inc. This guaranty is limited to $1.0 million.
Spartanburg Facility
In December 2021, we announced that we had entered into a Purchase and Sale Agreement (the "LSC Agreement") for an industrial site in Spartanburg, South Carolina, including a 750,000 square foot building and 175 acres of land (the "Property"). The property was used to develop a cryptocurrency datacenter operation, using existing electrical infrastructure at the location. The LSC Agreement was entered into by one of our subsidiaries and a portfolio company of private investment funds managed by Atlas. Greenidge’s controlling shareholder consists of certain funds associated with Atlas. The purchase price of the Property was $15.0 million. The transaction closed in December 2021, and we have developed datacenter operations at the Spartanburg site.
Registration Compliance Agreement
On September 1, 2021, we entered into an agreement (each, a "Registration Compliance Agreement") with Atlas Capital Resources (A9) LP, Atlas Capital Resources (A9-Parallel) LP, Atlas Capital Resources (P) LP (collectively, the "Atlas Entities") and the directors and executive officers that have shares of class A common stock included in our registration statement on Form S-1, initially filed on September 1, 2021 (File No. 333-259247) (the "Resale Registration Statement"), pursuant to which we agreed to register for sale pursuant to the Resale Registration Statement, only during certain sale windows approved by Greenidge from time to time, some of the shares of our class A common stock held by the Atlas Entities and each such director and officer, subject to the terms and conditions set forth in the Registration Compliance Agreement. In each case, the aggregate value of the shares sold pursuant to the Resale Registration Statement is determined by market prices and may exceed $120,000. The Atlas Entities and each such officer and director is entitled to certain indemnification rights under the Registration Compliance Agreement. Each Registration Compliance Agreement terminates upon the earliest to occur of certain events.
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

Related Party Transactions Policy
Our board of directors has adopted a written statement of policy regarding transactions with related persons (the "Related Person Policy"). Our Related Person Policy requires that a "related person" (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to (i) our chief compliance officer, or (ii) in the event that there is no chief compliance officer, our general counsel or (iii) in the event that there is no chief compliance officer or general counsel, our chief executive officer (in each case, the "Designated Officer"), any "related person transaction" (defined as any transaction that is anticipated to be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Designated Officer will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Our independent registered public accounting firm is Armanino, LLP ("Armanino"), San Ramon, California, Auditor Firm ID: 32.
The following table presents fees for professional services rendered by Armanino for the years ended December 31, 2022 and 2021. Armanino did not bill us for other services during those periods. All services that occurred during 2021, which is the period subsequent to Armanino becoming our independent public accounting firm, were approved by the Audit Committee in accordance with the approval policy described below:

	Years Ended December 31,
$ in thousands	2022	2021
Audit fees (1)	$483	$852
All other fees	—	—
Totals	$483	$852
(1)Audit fees consist of aggregate fees for professional services, including out-of-pocket expenses, provided in connection with the audits of our consolidated financial statements, reviews of interim financial statements included in filings with the SEC, including services performed in connection with our S-1, S-4, and S-8 registration statements and other audit services required for SEC or other regulatory filings and related comfort letters, consents and assistance with and review of documents filed with the SEC.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
2.Consolidated Financial Statement Schedules
All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.
3.Exhibits
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
Description of Registrant’s Securities Investor Agreement by and between 210 Capital, LLC and Greenidge Generation Holdings Inc. filed on September 9, 2021 (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

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

10.7	Agreement between Greenidge Generation and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).
10.8
Purchase Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K furnished on September 15, 2021).

10.9
Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2021).

10.10†
Executive Employment Agreement, dated November 15, 2021, between Greenidge Generation Holdings Inc. and Terence Burke (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.11†+
Letter Agreement, dated December 28, 2021, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 31, 2022).

10.12*†
Bridge Promissory Note, dated March 18, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K filed on March 24, 2022)

10.13
Master Equipment Finance Agreement, dated as of March 21, 2022, by and among GTX Gen 1 Collateral LLC, GNY Collateral LLC, GSC Collateral LLC, Greenidge Generation Holdings, Inc., each guarantor party thereto, and NYDIG ABL LLC, as lender, servicer and collateral agent (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K filed on March 24, 2022)

10.14
Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 8, 2022)

10.15
Registration Rights Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed on April 8, 2022)

10.16
Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 14, 2022)

10.17
Amended and Restated Bridge Promissory Note, dated August 10, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 15, 2022)

10.18
Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 15, 2022).

10.19
At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed on September 19, 2022)

10.20
Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 4, 2022)

10.21
Debt Settlement Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the other Subsidiaries of Greenidge Generation Holdings Inc., and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 30, 2023).

10.22
Senior Secured Loan Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and NYDIG ABL LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 30, 2023).

10.23
Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings, Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 30, 2023).

10.24
Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 30, 2023).

10.25
Board Observation Rights Letter, dated as of January 30, 2023, between Greenidge Generation Holding, Inc. and NYDIG ABL LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on January 30, 2023).

10.26
Consent and Amendment No. 1 to Amended and Restated Bridge Promissory Note, dated as of January 30, 2023, between Greenidge Generation Holdings Inc. and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on January 30, 2023).

10.27*†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and David Anderson.
10.28*†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and Scott MacKenzie.
10.29*†	Form of Stock Option Inducement Award Agreement.
10.30*†	Letter Agreement, dated October 10, 2022, between Greenidge Generation Holdings Inc. and Jeffrey Kirt.

21.1	Subsidiaries of Greenidge Generation Holdings Inc.
23.1	Consent of Armanino LLP
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, irrespective of general incorporation language contained in any such filing.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENIDGE GENERATION HOLDINGS INC.

Date: March 31, 2023	By:	/s/ David C. Anderson
David C. Anderson
Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints David Anderson and Robert Loughran, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David C. Anderson	Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2023
David C. Anderson

/s/ Robert Loughran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Robert Loughran

/s/ Andrew M. Bursky	Director	March 31, 2023
Andrew M. Bursky

/s/ Timothy Fazio	Chairman of the Board of Directors	March 31, 2023
Timothy Fazio

/s/ David Filippelli	Director	March 31, 2023
David Filippelli

/s/ Jordan Kovler	Director	March 31, 2023
Jordan Kovler

/s/ Jerome Lay	Director	March 31, 2023
Jerome Lay

/s/ Timothy Lowe	Director	March 31, 2023
Timothy Lowe

/s/ Michael Neuscheler	Director	March 31, 2023
Michael Neuscheler

/s/ George (Ted) Rogers	Vice Chairman of the Board of Directors	March 31, 2023
George (Ted) Rogers

/s/ Daniel Rothaupt	Director	March 31, 2023
Daniel Rothaupt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee and Stockholders
of Greenidge Generation Holdings Inc. and Subsidiaries
Fairfield, Connecticut
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Greenidge Generation Holdings Inc. and subsidiaries ("the Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a loss from operations and generated negative cash flows from operations during the year ended December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Armanino LLP
March 31, 2023
Dallas, Texas

We have served as the Company's auditor since 2021.

GREENIDGE GENERATION HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (Dollars amounts in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,217	$82,599
Short-term investments	—	496
Digital assets	348	476
Accounts receivable	2,696	237
Prepaid expenses and other assets	6,266	7,484
Emissions and carbon offset credits	1,260	2,361
Income tax receivable	798	—
Current assets held for sale	6,473	6,949
Total current assets	33,058	100,602
LONG-TERM ASSETS:
Property and equipment, net	130,417	216,012
Deferred tax assets	—	15,058
Other long-term assets	292	1,653
Long-term assets held for sale	—	7,942
Total assets	163,767	341,267
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	9,608	5,749
Accrued emissions expense	6,052	2,634
Accrued expenses	11,327	6,683
Short-term environmental liability	600	—
Income taxes payable	—	2,344
Long-term debt, current portion	67,161	19,577
Other short-term liabilities	—	736
Current liabilities held for sale	3,974	4,003
Total current liabilities	98,722	41,726
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	84,585	75,251
Environmental liabilities	27,400	11,306
Other long-term liabilities	107	193
Long-term liabilities held for sale	—	368
Total liabilities	210,814	128,844
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 46,252,779 and 40,865,336 shares issued and outstanding as of December 31, 2022 and 2021, respectively	5	4
Cumulative translation adjustment	(357)	—
Additional paid-in capital	293,769	281,815
Accumulated deficit	(340,464)	(69,396)
Total stockholders' equity	(47,047)	212,423
Total liabilities and stockholders' equity	$163,767	$341,267
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
REVENUE:
Cryptocurrency datacenter	$73,809	$87,897
Power and capacity	16,170	9,428
Total revenue	89,979	97,325
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency datacenter (exclusive of depreciation and amortization)	45,933	19,159
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	13,906	9,231
Selling, general and administrative	36,946	23,989
Depreciation and amortization	35,136	8,474
Gain on sale of assets	(1,780)	—
Impairment of long-lived assets	176,307	—
Remeasurement of environmental liability	16,694	3,688
Total operating costs and expenses	323,142	64,541
Operating (loss) income from operations	(233,163)	32,784
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(21,575)	(3,689)
Interest expense - related party	—	(22)
(Loss) gain on sale of digital assets	(15)	275
Other income, net	14	153
Total other expense, net	(21,576)	(3,283)
(Loss) income from continuing operations before taxes	(254,739)	29,501
Provision for income taxes	15,002	7,901
Net (loss) income from continuing operations	(269,741)	21,600
Loss from discontinued operations, net of tax	(1,327)	(66,080)
Net loss	$(271,068)	$(44,480)

(Loss) earnings per basic share:
(Loss) earnings per basic share from continuing operations	$(6.37)	$0.65
Loss per basic share from discontinued operations	(0.03)	(2.06)
Loss per basic share	$(6.40)	$(1.41)

(Loss) earnings per diluted share:
(Loss) earnings per diluted share from continuing operations	$(6.37)	$0.57
Loss per diluted share from discontinued operations	(0.03)	(1.80)
Loss per diluted share	$(6.40)	$(1.23)

Average Shares Outstanding
Basic	42,373	31,995
Diluted	42,373	36,635
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and member unit data)

					Additional Paid - In Capital	Common Units		Preferred Units		Senior Priority Units		Total Members' Capital		Accumulated Deficit
	Preferred Stock		Common Stock			Number of Units	Members' Capital	Number of Units	Members' Capital	Number of Units	Members' Capital		Cumulative Translation Adjustment
	Shares	Amount	Shares	Amount											Total
Balance at January 1, 2021	—	$—	—	$—	$—	750	—	39,228	39,074	10,000	30,202	$69,276	$—	$(24,916)	$44,360
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 7)	—	—	26,800,300	3	72,045	—	—	(39,228)	(39,074)	(10,000)	(30,202)	(69,276)	—	—	2,772
Contribution of GGH Common Units for Greenidge class B common stock (Note 7)	—	—	1,199,700	—	—	(750)	—	—	—	—	—	—	—	—	—
Proceeds from issuance of preferred stock, net of stock issuance costs of $3,387 (Note 7)	1,620,000	1	—	—	37,112	—	—	—	—	—	—	—	—	—	37,113
Stock-based compensation expense	—	—	—	—	3,770	—	—	—	—	—	—	—	—	—	3,770
Proceeds from stock options exercised	—	—	160,000	—	1,000	—	—	—	—	—	—	—	—	—	1,000
Stock issued to purchase miners	—	—	160,000	—	991	—	—	—	—	—	—	—	—	—	991
Shares issued to Support.com shareholders upon Merger, net of issuance costs of $2,297 (Note 7)	—	—	2,960,731	—	91,588	—	—	—	—	—	—	—	—	—	91,588
Issuance of shares for investor fee associated with successful completion of Merger (Note 7)	—	—	562,174	—	17,826	—	—	—	—	—	—	—	—	—	17,826
Issuance of warrants to advisor in connection with completion of Merger (Note 7)	—	—	—	—	8,779	—	—	—	—	—	—	—	—	—	8,779
Conversion of preferred stock (Note 7)	(1,620,000)	(1)	6,480,000	1	—	—	—	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	—	—	344,800	—	2,155	—	—	—	—	—	—	—	—	—	2,155
Issuance of shares, net of issuance costs of $3,510	—	—	2,132,500	—	47,443	—	—	—	—	—	—	—	—	—	47,443
Restricted shares award issuance, net of withholdings	—	—	65,131	—	(894)	—	—	—	—	—	—	—	—	—	(894)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(44,480)	(44,480)
Balance at December 31, 2021	—	—	40,865,336	4	281,815	—	—	—	—	—	—	—	—	(69,396)	212,423
Stock-based compensation expense	—	—	—	—	2,636	—	—	—	—	—	—	—	—	—	2,636
Issuance of shares, net of issuance costs	—	—	4,895,765	1	9,531	—	—	—	—	—	—	—	—	—	9,532
Restricted shares award issuance, net of withholdings	—	—	489,382	—	(227)	—	—	—	—	—	—	—	—	—	(227)
Proceeds from stock options exercised	—	—	2,296	—	14	—	—	—	—	—	—	—	—	—	14
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(271,068)	(271,068)
Balance at December 31, 2022	—	$—	46,252,779	$5	$293,769	—	—	—	—	—	—	$—	$(357)	$(340,464)	$(47,047)
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net (loss) income	$(271,068)	$(44,480)
Loss from discontinued operations	(1,327)	(66,080)
Net (loss) income from continuing operations	(269,741)	21,600
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation and amortization	35,136	8,474
Deferred income taxes	15,055	5,557
Impairment of long-lived assets	176,307	—
Other non-cash affecting net income	2,097	140
Amortization of debt issuance costs	3,946	10
Stock-based compensation expense	2,636	3,770
Remeasurement of environmental liability	16,694	3,688
Gain on sale of assets	(1,780)	—
Gain on sale of digital assets	—	(275)
Changes in operating assets and liabilities:
Accounts receivable	(2,459)	153
Emissions and carbon offset credits	1,101	(439)
Prepaid expenses and other assets	1,218	(7,312)
Accounts payable	(48)	1,235
Accrued emissions expense	3,418	552
Accrued expenses	4,644	5,759
Income taxes payable and receivable	(3,142)	2,344
Other	433	—
Net cash flow (used for) provided by operating activities from continuing operations	(14,485)	45,256
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(132,950)	(163,571)
Proceeds from sale of assets	11,100	—
Proceeds from sale of short term investments	496	—
Net cash flow used for investing activities from continuing operations	(121,354)	(163,571)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of preferred stock, net of issuance costs	—	37,113
Proceeds from issuance of common stock, net of issuance costs	9,531	47,443
Proceeds from stock options exercised	14	1,000
Restricted stock unit awards settled in cash for taxes	(227)	(894)
Proceeds from debt, net of issuance costs	107,105	97,885
Principal payments on debt	(53,923)	(7,705)
Repayments of finance lease obligations	(363)	(777)
Net cash flow provided by financing activities from continuing operations	62,137	174,065
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	6,320	(5,175)
Net cash flow from investing activities of discontinued operations	—	27,113
Net cash flow from financing activities of discontinued operations	—	(141)
Increase in cash and cash equivalents from discontinued operations	6,320	21,797
CHANGE IN CASH AND CASH EQUIVALENTS	(67,382)	77,547
CASH AND CASH EQUIVALENTS - beginning of year	82,599	5,052
CASH AND CASH EQUIVALENTS - end of year	$15,217	$82,599
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities at two locations: the Town of Torrey, New York and Spartanburg, South Carolina. The Company’s cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. The earned bitcoin are then exchanged for U.S. dollars. Additionally, the Company generates revenues in U.S. dollars to a lesser extent from third parties for hosting and maintaining their ASICs; however, such contracts expired in 2021. The Company also owns and operates a 106MW power facility that is connected to the New York Independent System Operator ("NYISO") power grid. The Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
Merger with Support.com, Inc.
On September 14, 2021, GGH Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. ("Support.com"), with Support.com continuing as the surviving corporation (the "Merger") and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the "Merger Agreement"), among Greenidge, Support.com and Merger Sub.
The Merger combined the respective businesses of Greenidge and Support.com through an all-stock transaction was accounted for using the acquisition method of accounting in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805, Business Combinations, with Greenidge being deemed the acquiring company for accounting purposes, see Note 3 "Merger with Support.com" for additional information. Prior to the Merger, Greenidge's class A common stock was registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and, upon completion of the Merger on September 15, 2021, began trading on Nasdaq Global Select Market under the ticker symbol "GREE". Concurrently, Support.com deregistered its shares pursuant to the Exchange Act.
Support.com provides solutions and technical programs to customers delivered by home-based employees. Support.com’s homesourcing model, which enables outsourced work to be delivered by people working from home, has been specifically designed for remote work, with attention to security, recruiting, training, delivery, and employee engagement. Since the consummation of the Merger, the Support.com business has operated as a wholly-owned subsidiary of Greenidge.
The contract with the Support Services segment's largest customer expired on December 31, 2022 and was not renewed. As a result, the Company has classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of management and the Board of Directors making a decision to pursue alternatives for the Support.com business and to strictly focus on its cryptocurrency datacenter and power generation operations. See Note 4, "Discontinued Operations" for additional information.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
Going Concern
In accordance with the FASB Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with 6the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern.
During the year ended December 31, 2022, the price of bitcoin decreased approximately 40% and the price of natural gas increased approximately 83%. The Company’s profit and cash flows are impacted significantly by volatility in the prices of bitcoin and natural gas, and the volatility in these commodity prices significantly impacted the Company's results during 2022. As a result, management took certain actions during the second half of 2022 and during the first quarter of 2023 to improve the Company's liquidity. At December 31, 2022, the Company had $15.2 million of cash and cash equivalents and $0.5 million of bitcoin holdings at fair value, while having $20.9 million of accounts payable and accrued expenses, as well as $80.2 million of principal and interest payments on debt due within the next 12 months.
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, on January 30, 2023, the Company entered into debt restructuring agreements with NYDIG ABL LLC ("NYDIG") and B. Riley Commercial Capital ("B. Riley"). The Company also raised equity through issuances of their stock under equity purchases agreements and a market issuance sales agreement (the "ATM Agreement"). See Note 6, "Debt" for further details regarding the debt restructuring agreements and see Note 7, "Stockholder's Equity" for further details regarding the equity purchase agreements and ATM Agreement.
The restructuring of the NYDIG debt is expected to significantly improve Greenidge’s liquidity during 2023 as annual interest payments on the remaining $17.3 million principal balance will be $2.5 million and may be reduced to approximately $1.1 million annually if the Post-Closing Covenant is satisfied. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 Master Equipment Finance Agreements, both of which have now been refinanced in January 2023.
Since October 2021 and through September 2022, the Company received proceeds of $59.8 million from sales of class A common stock under the original and amended Equity Purchase Agreements, of which $8.9 million proceeds, net of discounts, was received in 2022. In September 2022, Greenidge entered into an ATM Agreement, and since September 30, 2022 through March 30, 2023, have received net proceeds of $10.2 million from sales of class A common stock under the ATM Agreement, of which $8.2 million of net proceeds was received since January 1, 2023. See Note 7, "Stockholder's Equity", for further details.
In conjunction with the restructuring of the debt with NYDIG, we also entered into the Hosting Agreement with NYDIG on January 30, 2023, which is expected to improve our liquidity position, as it provided for cost reimbursements for key input costs, while allowing us to participate in the upside as bitcoin prices rise.
In addition, we sold equipment, coupons and certain environmental credits for total proceeds of $11.7 million from the second quarter of 2022 through the first quarter of 2023 to raise additional funds.
Despite these improvements to the Company's financial condition, management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement.
•entering into new third-party hosting agreements to house the approximately 1.1 EH/s of owned miners not currently operating following the transition to the NYDIG hosting agreement in February 2023.
•a sale of the Company's excess real estate at its South Carolina facility that is not used in its datacenter operations.

The Company estimates that its cash resources will fall below $10 million by the end of the first quarter of 2024, which would be considered an Event of Default under the Senior Secured Loan that would require the repayment of the loan balance if a waiver is not obtained from the lender. The Company's estimate of cash resources available to the Company through 2023 and through the first quarter of 2024 is dependent on completion of certain actions, including our ability to sell excess real estate in South Carolina, as mentioned above, as well as the completion of the Post Closing Covenant and bitcoin prices, blockchain difficulty levels and energy prices similar to the those experienced in the first two months of 2023. While bitcoin prices have begun to recover in the first quarter of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors". Given this uncertainty regarding the Company's financial condition over the next 12 months, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.
Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, estimates of the recoverability and useful lives of long-lived assets, stock-based compensation, current and deferred income tax assets and liabilities, and environmental liabilities.
Significant Accounting Policies
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. As of December 31, 2022, Greenidge operates in one operating and reporting segment. The Company’s cryptocurrency datacenter and power generation operations are located in the United States, and the Company views these operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

The Company generates revenue primarily by earning bitcoin, with miners that are owned by the Company, as rewards and transaction fees for supporting the global bitcoin network. The Cryptocurrency Datacenter and Power Generation operations also sell surplus electricity generated by its power plant, and not consumed in cryptocurrency datacenter operations, to the NYISO power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market.
Discontinued Operations
The Company deems it appropriate to classify a component as a discontinued operation if the related disposal group meets all the following criteria: 1) The disposal group is a component of the Company; 2) The component meets the held-for-sale criteria; and 3) The disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results.
The contract for Support.com's largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the Board of Directors made the determination to consider various alternatives for Support.com, including the disposition of assets. As of December 31, 2022, the Company classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of its strategic shift to strictly focus on its cryptocurrency datacenter and power generation operations.

Cash, Cash Equivalents, and Short-Term Investments
All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents and short-term investments consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. The Company’s interest income on cash, cash equivalents and short-term investments is included in interest expense, net in the consolidated statements of operations.
The Company monitors its investments for impairment on a quarterly basis to determine whether a decline in fair value is other-than-temporary by considering factors such as current economic and market conditions, the credit rating of the security’s issuer, the length of time an investment’s fair value has been below the Company’s carrying value, the Company’s intent to sell the security and the Company’s belief that it will not be required to sell the security before the recovery of its amortized cost. If an investment’s decline in fair value is deemed to be other-than-temporary, the Company reduces its carrying value to the estimated fair value, as determined based on quoted market prices or liquidation values. Declines in value judged to be other-than-temporary, if any, are recorded in operations as incurred. The Company's short term investments of $0.5 million were marketable securities that approximated fair value as of December 31, 2021. The Company had no short term investments as of December 31, 2022.
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
The Company performs an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. Digital assets are considered impaired if the carrying value is greater than the lowest daily quoted prices at any time during the period. Subsequent reversal of impairment losses is not permitted. The Company assessed its digital assets for impairment, recorded an impairment of $0.1 million during the year ended December 31, 2022, which is included in Other income, net on the consolidated statements of operations. There were no impairments recorded during 2021. As of December 31, 2022 and 2021, the Company’s digital assets consisted of approximately 31.4 bitcoins compared to 29.0 bitcoins, respectively.
Accounts Receivable
We provide credit in the normal course of business to our power customer, the NYISO. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. There are currently no accounts receivable associated with cryptocurrency datacenter revenues. We have not experienced any historic credit losses with our power customer and therefore, we have not established an allowance for doubtful accounts for the years ending December 31, 2022 and 2021.
Emissions Expense and Credits
The Company participates in the Regional Greenhouse Gas Initiative ("RGGI"), which requires, by law, that the Company remit credits to offset 50% of the Company’s annual emission expense in the following year, for each of the years in the three year control period (January 1, 2018 to December 31, 2020). In February 2021, the Company settled the emissions allowance for the control period. The Company continues to accrue for credits to be remitted in accordance with RGGI for the current control period (January 1, 2020 to December 31, 2023). The Company recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.
The RGGI credits are recorded on a first in, first out ("FIFO") basis. The Company incurred emissions expense of $4.5 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively, which was allocated between cost of revenue - cryptocurrency datacenter and cost of revenue - power and capacity, based on the relative percentage of MWH consumed for each, in the accompanying consolidated statements of operations.

Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the Company’s depreciable assets, as noted in the table below. Construction in process is comprised of assets which have not been placed into service and is not depreciated until the related assets are complete and ready for their intended use, at which time the cost is transferred to the appropriate property and equipment class. Land and miner deposits are not depreciated. Repairs and maintenance costs are expensed as incurred. See Note 5, "Property and Equipment, Net" for additional information.

Asset Class	Estimated Useful Lives
Plant infrastructure	10 years
Miners	3 years
Miner facility infrastructure	10 years
Equipment	5 years
Software	3 years

Valuation of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. The Company recognized a noncash impairment charge of $176.3 million for the year ended December 31, 2022. There was no impairment charge in the year ended December 31, 2021. See Note 5, "Property and Equipment, Net" for additional information.
Environmental Liability
Environmental liabilities are recognized in accordance with ASC 410-30, Asset Retirement and Environmental Obligations when the costs are probable and estimable. As of December 31, 2022, we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. The Company determines the estimate by developing key assumptions to determine the expected cost of remediation. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The following five steps are applied to achieve that core principle:
•Step 1: Identify the contract, or contracts, with the customer;
•Step 2: Identify the performance obligations in the contract;
•Step 3: Determine the transaction price;
•Step 4: Allocate the transaction price to the performance obligations in the contract; and
•Step 5: Recognize revenue when, or as, the Company satisfies a performance obligation.
In order to identify the performance obligations in a contract with a customer, the Company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a "distinct" good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).
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
The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:
•Variable consideration;
•Constraining estimates of variable consideration;
•The existence of a significant financing component in the contract;
•Noncash consideration; and
•Consideration payable to a customer.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.
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
There is currently no specific definitive guidance under U.S. GAAP or alternative accounting framework for the accounting for cryptocurrencies recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, Greenidge may be required to change its policies, which could have an effect on the Company’s consolidated financial position and results of operations.

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
Stock-Based Compensation
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grants. These options generally vest on the grant date or over a three year period. The Company has elected to account for forfeitures of employee awards as they occur.
The Company estimates the fair value of the stock option grants using the Black-Scholes-Merton option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement.
Expected Term – The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding on the simplified method, which is the half-life from vesting to the end of its contractual term.
Expected Volatility – The Company computes stock price volatility over expected terms based on historical volatility of the Company’s common stock .
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
A valuation allowance is required to be recognized if it is "more likely than not" that the deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, the forecasts of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions.
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
Income (Loss) Per Share
Basic net income (loss) per common share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the diluted weighted average number of common shares outstanding for the period. The Company used the weighted average method in determining earnings per share.
Fair Value Measurements
The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest. The three levels of the fair value hierarchy are as follows:
•Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 – inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in non-active markets; and model-derived valuations whose inputs are observable or whose significant valuation drivers are observable.
•Level 3 – inputs to valuation models are unobservable and/or reflect the Company’s market assumptions.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. As of December 31, 2022, the Company reported it's Support.com business as discontinued operations. As a result, assets and liabilities related to the Support.com have been classified as held for sale for all periods presented. Additionally, amounts previously presented as part of continuing operations have been reclassified into discontinued operations for all periods presented.
Recent Accounting Pronouncements Not Yet Adopted
Any new accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recent Accounting Pronouncements, Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As an emerging growth company, the Company elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 15, 2021. The Company adopted this standard on January 1, 2022, and the adoption did not materially impact the Company's consolidated financial statements.
3. MERGER WITH SUPPORT.COM
As described in Note 1, on September 14, 2021, Greenidge and Support.com combined their respective businesses through an all-stock merger transaction where Support.com became a wholly owned subsidiary of Greenidge. The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with the provisions of FASB ASC 805, Business Combinations ("ASC 805"). Greenidge was determined to be the acquiring company for accounting purposes. As of December 31, 2022, the Company has classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements (see Note 4).
At the effective time of the Merger ("Effective Time"): (i) each share of common stock of Support.com (the "Support.com Common Stock") issued and outstanding immediately prior to the Effective Time was cancelled and extinguished and automatically converted into the right to receive 0.115 (the "Exchange Ratio") shares of class A common stock, par value $0.0001, of the Company, (ii) each outstanding stock option of Support.com immediately prior to the Effective Time (an "Option") was accelerated, and the holder of each Option received the right to receive an amount of the Company’s class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support.com Common Stock underlying such Option, less any shares withheld in satisfaction of the aggregate exercise price of such Option and such holder’s tax withholding obligations and (iii) each outstanding restricted stock unit of Support.com immediately prior to the Effective Time (an "RSU") was accelerated, and the holder of each RSU received the right to receive an amount of the Company’s class A common stock equal to the Exchange Ratio, multiplied by the number of shares of Support.com Common Stock underlying such RSU, less any shares and such holder’s tax withholding obligations.
The Company applied the acquisition method of accounting in accordance with ASC 805, with respect to the identifiable assets and liabilities of Support.com, which were measured at estimated fair value as of the date of the business combination. Any excess of the acquisition price over the fair value of the assets and liabilities acquired was recorded as goodwill.
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
Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill. The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. If the carrying value of goodwill is not recoverable, an impairment is recognized for the difference. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. See Note 4, "Discontinued Operations" for further details on the Company's impairment of the goodwill.
The following fair value estimates for identifiable intangible assets were based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use).

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
The fair value of the Support.com tradename was valued using the relief from royalty method under the income approach. This method estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset and discounted to present value. See Note 4, "Discontinued Operations" for further details on the Company's impairment of the intangible assets.
Results of Support.com Operations Since the Merger
For the year ended December 31, 2021, the acquired Support.com business contributed $10.0 million in revenue and an operating loss of $73.6 million, which included a goodwill impairment charge of approximately $42.3 million. These results are included within loss from discontinued operations, net of tax on the Consolidated Statement of Operations.
Supplemental Pro Forma Financial Information
In accordance with ASC 805, supplemental unaudited pro forma information gives effect to the Merger as if it had occurred on January 1, 2021. Because Support.com has been classified as held for sale, its results of operations are included in loss from discontinued operations, net of tax in the consolidated statements of operations and there would be no change to reported revenues from continuing operations on a pro forma basis for those periods. On an unaudited pro forma basis, the net loss of the combined entity as though the business combination had occurred on January 1, 2021 is $50.5 million.
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
The pro forma net loss for year ended December 31, 2021 includes $36.7 million of transaction costs ($27.7 million after tax), such as advisor fees, legal and accounting expenses. These costs will not affect the combined company’s statement of operations beyond 12 months after the closing date, September 14, 2021.
The unaudited pro forma financial information should not be relied upon as being indicative of the historical results that would have been obtained if the Merger had actually occurred on that date, nor the results of operations of the Company in the future.

4. DISCONTINUED OPERATIONS

A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate.
The contract for Support.com's largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the Board of Directors made the determination to consider various alternatives for Support.com, including the disposition of assets. As of December 31, 2022, the Company classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of its strategic shift to strictly focus on its cryptocurrency datacenter and power generation operations.
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million, and is continuing to evaluate alternatives for the remainder of the Support.com segment assets.
Major classes of assets and liabilities consist of the following:

	As of December 31,
$ in thousands	2022	2021
Assets:
Accounts receivable	$3,996	$5,287
Prepaid expenses and other current assets	1,253	1,662
Current assets held for sale	5,249	6,949

Property and equipment	743	1,079
Intangible assets, net	—	3,537
Goodwill	—	3,062
Other assets	481	264
Long-term assets held for sale	1,224	7,942
Assets held for sale	6,473	14,891

Liabilities:
Accounts payable	191	174
Accrued expenses	3,351	3,692
Income taxes payable	—	137
Current liabilities held for sale	3,542	4,003

Other long-term liabilities	432	368
Long-term liabilities held for sale	432	368
Liabilities held for sale	3,974	4,371

The Company reasonably expects to close on this transaction within one year; therefore, the assets and liabilities of Support.com have been presented as current as of December 31, 2022.

Financial results from discontinued operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2022	2021
Revenue	$31,464	$9,952
Cost of revenue - services and other (exclusive of depreciation and amortization)	(14,791)	(5,430)
Depreciation and amortization	(1,298)	(381)
Selling, general and administrative	(9,852)	(3,352)
Merger and other costs	(1,343)	(32,087)
Goodwill and intangibles asset impairment charge	(5,672)	(42,307)
Other income, net	353	32
Pretax loss of discontinued operations	(1,139)	(73,573)
Income tax provision (benefit)	188	(7,493)
Loss from discontinued operations, net of tax	$(1,327)	$(66,080)

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2022 and 2021 was (16.5)% and 10.2%, respectively, primarily due to goodwill impairment and nondeductible transaction costs.
Support.com Goodwill and Intangible Assets
As described in Notes 1 and 3, on September 14, 2021 Greenidge and Support.com combined their respective businesses through an all-stock merger transaction that was accounted for as a business combination in accordance with ASC 805. Prior to the Merger, Greenidge did not have any goodwill or intangible assets. As of December 31, 2022, the Company has classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements.
Goodwill
Changes in the carrying amount of goodwill related to the Company's discontinued operations were as follows:

$ in thousands
Balance December 31, 2020	$—
Support acquisition (Note 3)	45,369
Impairment charge – Fourth Quarter 2021 (see below)	(42,307)
Balance December 31, 2021	3,062
Impairment charge – Fourth Quarter 2022 (see below)	(3,062)
Balance December 31, 2022	$—
Greenidge performed its annual goodwill impairment test at December 31, 2021. The test concluded that the fair value of the Support Services reporting unit was less than its carrying value (including goodwill), and that a portion of the Company’s goodwill was impaired. In making this determination, the Company updated its discounted cash flow analysis, including updated business projections and weighted average cost of capital factors, as well as other valuation methodologies such as comparisons with similar companies and industry multiples. Accordingly, the Company recorded a non-cash goodwill impairment charge of $42.3 million which is included in loss from discontinued operations, net of tax in its consolidated statement of operations for the year ended December 31, 2021.
In the fourth quarter 2022, due to the contract expiration of Support.com's largest customer, the Company determined that this was a triggering event to test for goodwill impairment and determined that goodwill was fully impaired as the value of the Support.com reporting unit was below the fair value of the reporting unit. As a result of the analysis, the company recorded a goodwill impairment of $3.1 million which is included in the loss from discontinued operations, net of tax on the consolidated statement of operations.

Intangible Assets
Changes in the carrying amount of intangible assets related to the Company's discontinued operations were as follows:

$ in thousands	Customer Relationships	Tradename	Total
Balance December 31, 2020	$—	$—	$—
Support acquisition (Note 3)	3,320	490	3,810
Amortization expense	(244)	(29)	(273)
Balance December 31, 2021	3,076	461	3,537
Amortization expense	(830)	(97)	(927)
Impairment charge – Fourth Quarter 2022 (see below)	(2,246)	(364)	(2,610)
Balance December 31, 2022	$—	$—	$—
In the fourth quarter 2022, due to the contract expiration of Support.com's largest customer, the Company determined that this was a triggering event to test for intangible asset impairment and determined that both the customer relationships and the tradename were fully impaired as the value was below the expected future cash flows. As a result of the analysis, the Company recorded an impairment of the intangible assets of $2.2 million for customer relationships and $0.4 million for the tradename which is included in the loss from discontinued operations, net of tax on the consolidated statements of operations for the year ended December 31, 2022.
5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at December 31, 2022 and 2021:

$ in thousands	Estimated Useful Lives	December 31, 2022	December 31, 2021
Plant infrastructure	10 years	$—	$34,725
Miners	3 years	81,979	48,121
Miner facility infrastructure	10 years	14,203	15,143
Land	N/A	8,460	8,460
Equipment	5 years	45	226
Software	3 years	—	186
Coal ash impoundment	4 years	—	2,410
Construction in process	N/A	18,349	25,856
Miner deposits	N/A	7,381	98,110
		130,417	233,237
Less: Accumulated depreciation		—	(17,225)
		$130,417	$216,012
Total depreciation expense was $35.1 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively.
The Company has reevaluated the useful lives of the assets and effective July 1, 2022, adjusted the lives of the miners from 5 years to 3 years, the lives of plant infrastructure from 15 - 39 years to 10 years and the lives of miner facility infrastructure from 15 years to 10 years.
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

As a result of the significant reduction in the price of bitcoin and increased energy prices during 2022, the Company recognized noncash impairment charges of $176.3 million to reduce the net book value of the long-lived assets to fair value. Fair value was determined utilizing the market approach.
6. DEBT
The following table provides information on the Company's financing agreements:

$ in thousands					As of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	December 31, 2022	December 31, 2021
Equipment Financings:
A	December 2020	June 2022	17.0%	$4,482	$—	$1,245
B	December 2020	June 2022	17.0%	428	—	95
C	March 2021	November 2022	17.0%	2,229	—	1,362
D	April 2021	December 2022	17.0%	4,012	—	2,674
E - H	May 2021	October 2023	15.0%	15,724	10,478	15,513
I	July 2021	January 2023	17.0%	4,457	495	3,468
J	July 2021	March 2023	17.0%	2,717	—	1,962
K	October 2021	June 2023	17.0%	2,223	—	1,976
L	March 2022	April 2024	13.0%	81,375	63,890	—
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	72,200	72,200	72,200
Secured Promissory Note	March 2022	June 2023	7.5%	26,500	10,430	—
Total Debt					157,493	100,495
Less: Debt discount and issue costs					(5,747)	(5,667)
Total debt at book value					151,746	94,828
Less: Current portion					(67,161)	(19,577)
Long-term debt, net of current portion and deferred financing fees					$84,585	$75,251
The Company incurred interest expense of $21.6 million and $3.7 million during the years ended December 31, 2022 and 2021, respectively, under the terms of these notes payable.
Equipment Financings
The Company had equipment finance agreements, denoted in the table above in rows A through K, that were secured by the purchased miner equipment. These agreements generally required monthly payments of principal, interest and a risk premium fee. The Company pre-paid the remaining balance of loans denoted as rows J and K in November 2022.
Master Equipment Financing Agreement
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the "Borrowers"), entered into a Master Equipment Finance Agreement (the "NYDIG Financing Agreement") with NYDIG ABL LLC ("NYDIG"), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through December 31, 2022, to finance the acquisition of certain miners and related equipment (the "Financed Equipment"). The Borrowers' obligations under the NYDIG Financing Agreement are fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement are secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The loan schedules bear interest at a rate of 13% per annum and have terms of twenty-five months. Certain loan schedules were interest-only for a specified period and otherwise payments on loan schedules included both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, were subject to certain covenants and restrictive provisions which, among other things limited: the Borrowers’ ability to incur additional indebtedness for borrowed money; additional liens on the collateral or the equity interests of any of the Borrowers; consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); disposing of the collateral or any portion of the collateral with certain exceptions; the Borrowers’ ability to make certain restricted payments and investments; and the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which were subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement could not be voluntarily partially prepaid, but could be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: L."
At December 31, 2022, Greenidge owed a payment of principal and interest in the amount of approximately $1.0 million due on December 25, 2022. Prior to defaulting on any payments, the Company and NYDIG entered into a waiver that stated both parties agreed that failure to pay the December 25, 2022 and the January 10, 2023 payments when due would not be an event of default if payment was made in full by January 27, 2023.
On January 30, 2023, the Company entered into a Debt Settlement Agreement (the "Debt Settlement Agreement"), with NYDIG in order to refinance and replace certain outstanding indebtedness under certain Master Equipment Financing Agreements and related loan documentation (the "MEFAs"). The $75.8 million in debt previously outstanding under the MEFAs was reduced by $58.5 million pursuant to the Debt Settlement Agreement and the remaining $17.3 million outstanding under the MEFAs was refinanced as provided below (the "Refinancing"). As part of the Debt Settlement Agreement, the Company entered into a Senior Secured Loan Agreement (the "Secured Loan"), as borrower, with NYDIG, as administrative agent and as collateral agent.
The initial principal balance under the Secured Loan (the "Refinanced Amount") is approximately $17.3 million. Interest is payable monthly at an interest rate of 15% per annum, computed on the basis of a 360 day year of twelve 30-day months through January 30, 2025. The Secured Loan includes clauses requiring the Company to maintain cash balances in excess of $10 million and failure to maintain this balance can be considered an event of default by the lender. The Secured Loan contains customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividend, investments, asset sales and similar covenants and contains customary events of default. In addition, the Secured Loan allows for a voluntary prepayment of the loan in kind of approximately $10.2 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG enters into a binding agreement by April 30, 2023, facilitated by Greenidge, securing rights to a site for a future mining facility. As part of this Refinancing, Greenidge and certain of its subsidiaries have simultaneously entered into (i) a Membership Interest and Asset Purchase Agreement dated January 30, 2023.
Secured Promissory Note
On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the "Noteholder"), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to Greenidge (the "Secured Promissory Note"). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note originally bore interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that may be elected by Greenidge provided no Event of Default (as defined therein) occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the Noteholder. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries were subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.
On August 10, 2022, Greenidge and the Noteholder agreed to amend the terms of the Secured Promissory Note, by extending the maturity to June 2023, reducing scheduled monthly amortization payments and revising the interest rate to 7.5%. The Exit Fees (as defined therein) associated with the four 30-day extensions subsequent to August 10, 2022, were accelerated and added to the principal balance as of that date. The principal balance following the amendment was $16.4 million as of August 10, 2022. Additionally mandatory repayments of the Secured Promissory Note were revised, such that 65% of the net cash proceeds received from sales of stock under the 2022 Purchase Agreement would be paid to Noteholder to repay the Secured Promissory Note. The Company evaluated the amendment under ASC 470-50, "Debt

Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, and therefore, no gain or loss was recorded.
On January 13, 2023, Greenidge and the Noteholder entered into a Waiver and Acknowledgement Letter (the "B Riley Waiver") regarding the terms of the Amended and Restated Bridge Promissory Note dated August 10, 2022 executed by Greenidge in favor of the Noteholder. Under the B Riley Waiver, the Noteholder agreed that Greenidge’s failure to pay the approximately $1.5 million payment of principal and interest due under the BRCC Note on December 20, 2022 would not be an event of default if that payment were made in full by the earlier of January 20, 2023 or the date that Greenidge and the Noteholder enter into a mutually satisfactory amendment to the BRCC Note addressing, among other things, future amortization requirements under the BRCC Note. The waiver left the due dates for other scheduled payments under the BRCC Note unaffected.
On January 30, 2023, Greenidge entered into the Consent and Amendment No. 1 to the Promissory Note (the "B. Riley Amendment") with B. Riley Commercial. The B. Riley Amendment modified the payment dates and principal and interest payment amounts under the Promissory Note, requiring no principal and interest payments until June 2023 and monthly payments thereafter through November 2023. Under the B. Riley Amendment, Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the equity purchase agreement. In addition, Greenidge may potentially reduce its monthly principal amortization payments from approximately $1.5 million to $400 thousand per month, if it were to pay at least $6 million of principal debt prior to June 20, 2023. Greenidge agreed to pay a $1 million dollar amendment fee to B. Riley Commercial, payable by the delivery of Greenidge class A common stock to the Noteholder, as principal under the ATM Agreement, at a price of $0.75 per share.
Under the terms of the B. Riley Amendment, the parties agreed that each of B. Riley Commercial and Atlas Holdings LLC, or an affiliate thereof, would purchase $1 million of Greenidge’s class A common stock under the ATM Agreement. B. Riley would purchase common stock on a principal basis at $0.75 per share and Atlas Holdings LLC or its affiliate would purchase common stock at market prices through B. Riley acting as sales agent. Greenidge would use the $1.9 million of proceeds from the sale of this equity to repay a portion of the Promissory Note, reducing the principal balance due under the Promissory Note to approximately $9 million. Additionally, Greenidge is actively pursuing the sale of excess real estate that is not needed for the mining operations at the South Carolina property. Under the terms of the Promissory Note, if all or a portion of the South Carolina property is sold, the net proceeds from the sale are required to be used to repay the Promissory Note. The Company estimates that it would repay approximately $6 to $7 million of the Promissory Note, if it were to complete a sale of the excess real estate.
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of 8.50% Senior Notes due October 2026 (the "Notes") pursuant to the Company's registration statement on Form S-1. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company's existing and future senior unsecured indebtedness. The Notes trade on the Nasdaq Global Select Market under the symbol "GREEL."
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
Fair Value Disclosures
The notional value and estimated fair value of the Company's debt totaled $157.5 million and $88.5 million, respectively at December 31, 2022 and $100.5 million and $97.5 million, respectively at December 31, 2021. The notional value does not include unamortized discounts and debt issuance costs of $5.7 million and $5.7 million at December 31, 2022 and 2021, respectively. The estimated fair value of the Bonds Payable, representing the fair value of the Company's 8.50% senior secured notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the Equipment Financings and Secured Promissory Note, the Company believes the notional values approximate their fair values.
Minimum future principal payments on debt as of December 31, 2022 were as follows based on the terms of the debt at that date:

$ in thousands
2023	$68,273
2024	17,020
2025	—
2026	72,200
2027	—
Total	$157,493
7. STOCKHOLDERS’ EQUITY
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
Under the terms of the private placement memorandum in connection with the preferred stock offering, each share of preferred stock was automatically converted to four shares of class B common stock when the Company’s registration statement to register such shares for resale was declared effective by the Securities and Exchange Commission. During September 2021, this preferred stock was converted into 5,760,000 shares of class A common stock and 720,000 shares of class B common stock. There are no outstanding shares of preferred stock as of December 31, 2022.
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
Additionally, pursuant to the Merger Agreement, the Company issued the following equity instruments in connection with the performance of consulting services leading to and in connection with the Merger at the time of the closing, as the issuance of these instruments were contingent upon successful completion of the Merger:
•562,174 shares of class A common stock with a fair value of $17.8 million issued to an investor, which owned approximately 16.6% of Support.com common stock and made a prior investment in Greenidge preferred stock, which was described previously; and

•Warrants to purchase 344,800 shares of class A common stock at an exercise price of $6.25 per share of class A common stock to B. Riley Securities, Inc., which were exercised shortly thereafter. The fair value of the warrants at issuance was $8.8 million.
Common Stock
Holders of Greenidge’s class A common stock are entitled to one vote per share. Holders of class B common stock are entitled to ten votes per share. Class A and class B shares issued and outstanding as of December 31, 2022 are 17,726,407 and 28,526,372, respectively.
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
Equity Purchase Agreement with B. Riley Principal Capital, LLC
On September 15, 2021, Greenidge entered into a common stock purchase agreement (the "2021 Purchase Agreement") with B. Riley Principal Capital, LLC (the "Investor") pursuant to which Greenidge has the right to "put" or sell to the Investor up to $500 million of shares of class A common stock, subject to certain limitations and conditions set forth in the 2021 Purchase Agreement, from time to time during the term of the 2021 Purchase Agreement. The per share purchase price for the shares of class A common stock that Greenidge elected to sell to the Investor pursuant to the 2021 Purchase Agreement was determined by reference to the volume weighted average price of class A common stock during the applicable purchase date on which Greenidge had timely delivered written notice to the Investor directing it to purchase shares under the 2021 Purchase Agreement, less a fixed 5% discount, which was to be increased to a fixed 6% discount at such time that the Company received aggregate cash proceeds of $200 million as payment for all shares of class A common stock purchased by the Investor in all prior sales of class A common stock made under the 2021 Purchase Agreement. The Investor had no obligation to purchase shares pursuant to the 2021 Purchase Agreement to the extent that such purchase would have caused the Investor to own more than 4.99% of the Company’s issued and outstanding shares of class A common stock.
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
On April 7, 2022, Greenidge entered into a new common stock purchase agreement, as amended by Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022 (as amended, the "2022 Purchase Agreement") with the Investor. Pursuant to the 2022 Purchase Agreement, Greenidge has the right to sell to the Investor up to $500 million in shares of its class A common stock, subject to certain limitations and the satisfaction of specified conditions in the 2022 Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022.
The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor pursuant to the 2022 Purchase Agreement will be determined by reference to the volume weighted average price of the class A common stock ("VWAP") during the full primary (or "regular") trading session on Nasdaq on the applicable purchase date, calculated in accordance with the 2022 Purchase Agreement, or, if the total aggregate number (or "volume") of class A common stock traded on Nasdaq reaches a certain threshold amount (calculated in accordance with the 2022 Purchase Agreement) prior to the official close of the regular trading session on Nasdaq on such purchase date, then the VWAP will be calculated only for the period beginning at the official open (or "commencement") of the regular trading session and ending at the time the volume of class A common stock traded on Nasdaq reaches such threshold amount (such period for each purchase, the "Purchase Valuation Period"), less a fixed 5% discount to the VWAP for the Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200 million from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.
The per share purchase price for the shares of class A common stock that Greenidge elects to sell to the Investor in an intraday purchase pursuant to the 2022 Purchase Agreement will be calculated in the same manner as in the case of a regular purchase, provided that the VWAP for such intraday purchase will be measured during the portion of the normal trading hours on Nasdaq on the applicable purchase date that will begin 30 minutes after the latest of (i) the time that the applicable intraday purchase notice is timely received by the Investor, (ii) the time that the Purchase Valuation Period for any prior regular purchase effected on the same purchase date (if any) has ended and (iii) the time that the Intraday Purchase Valuation Period (defined below) for the most recent prior intraday purchase effected on the same purchase date (if any) has ended, and ending at the earlier of (x) the official close of the regular trading session on Nasdaq on such purchase date and (y) the time the volume of shares of class A common stock traded on Nasdaq reaches a certain threshold amount calculated in accordance with the 2022 Purchase Agreement (such period for each intraday purchase, the "Intraday Purchase Valuation Period"), less a fixed 5% discount to the VWAP for the Intraday Purchase Valuation Period, which shall be increased to 6% at such time that Greenidge has received aggregate cash proceeds of $200 million from all prior sales of class A common stock to the Investor under the 2021 Purchase Agreement and the 2022 Purchase Agreement.
In addition, on April 13, 2022, Greenidge entered into Amendment No. 1 to the 2022 Purchase Agreement (the "Amendment") with the Investor. The Amendment provides for an additional feature that would cause the period used to determine the applicable purchase price to be paid by the Investor for shares elected to be sold by Greenidge to terminate on the applicable purchase date if the trading price of the class A common stock falls below a minimum price threshold. The Amendment also modifies the maximum amount of shares of Greenidge’s class A common stock that Greenidge can elect to sell to the Investor in any single purchase effected by Greenidge.
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

From the Effective Date to December 31, 2022, Greenidge issued 1,599,229 shares of class A common stock to the Investor pursuant to the 2022 Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts.
At The Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland, relating to shares of Greenidge’s class A common stock. Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent, in an amount equal to up to 5.0% of the gross proceeds of all class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through March 30, 2023, Greenidge issued 15,000,800 shares under the ATM Agreement for net proceeds of $10.2 million, of which 2,881,536 shares were issued for net proceeds of $2.1 million through December 31, 2022. Additionally, Greenidge issued 1,333,333 shares to B. Riley as payment of an amendment fee on the Promissory Note in February 2023.

8. EARNINGS PER SHARE
The Company calculates basic earnings (loss) per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings (loss) per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. Potentially dilutive common shares are excluded from the computations of diluted earnings (loss) per share if their effect would be anti-dilutive. For the year ended December 31, 2022, the Company had a net loss from continuing operations attributable to common shareholders which causes all potentially dilutive securities to be anti-dilutive and are therefore not included in the calculation of earnings per share.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2022	2021
Numerator
Net (loss) income from continuing operations	$(269,741)	$21,600
Less: Net income attributable to the member units before the reorganization	—	(648)
Net (loss) income from continuing operations attributable to Greenidge	(269,741)	20,952
Loss from discontinued operations, net of tax	(1,327)	(66,080)
Net loss	$(271,068)	$(45,128)

Denominator
Basic weighted average shares outstanding	42,373	31,995
Dilutive effect of equity awards	—	592
Dilutive effect of convertible preferred stock	—	4,048
Diluted weighted average shares outstanding	42,373	36,635

(Loss) earnings per basic share:
(Loss) earnings per basic share from continuing operations	$(6.37)	$0.65
Loss per basic share from discontinued operations	(0.03)	(2.06)
Loss per basic share	$(6.40)	$(1.41)

(Loss) earnings per diluted share:
(Loss) earnings per diluted share from continuing operations	$(6.37)	$0.57
Loss per diluted share from discontinued operations	(0.03)	(1.80)
Loss per diluted share	$(6.40)	$(1.23)
For the year ended December 31, 2022, there was no impact of dilution from any of the outstanding 247,286 RSUs or 3,641,850 common stock options due to the net loss, since inclusion of any impact from these awards would be anti-dilutive.
For the year ended December 31, 2021, loss per share is applicable only for the period from January 29, 2021 through December 31, 2021, which is the period following the reorganization of Greenidge Generation Holdings LLC (" GGH") into Greenidge and presents the period that the Company had outstanding common stock. Prior to the reorganization, there were no shares of common stock outstanding, and the limited liability structure of GGH consisted of member units. The Company analyzed the calculation of earnings per unit for periods prior to the reorganization and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements.

9. EQUITY BASED COMPENSATION
Equity Incentive Plans
In February 2021, the Company adopted the Greenidge Generation Holdings Inc 2021 equity incentive plan (the "2021 Equity Plan") and reserved 3,831,112 shares of class A common stock for issuance. The maximum number of shares of class A common stock that may be issued pursuant to awards granted under the 2021 Plan is 3,831,112 shares (after taking into account the 4-to-1 forward stock split that occurred on March 16, 2021). At December 31, 2022, 1,168,228 shares of class A common stock remain available for issuance under the 2021 Plan. Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards (which include restricted stock and restricted stock units), (e) performance share awards, and (f) performance compensation awards.
In October 2022, the Company registered 3,076,842 Class A common stock, that were reserved for issuance upon the vesting and exercise of non-qualified stock options granted to the Company's Chief Executive Officer and Chief Strategy Officer of the Company with respect to their appointments (the "Inducement Grants"). The Inducements Grants were granted outside the Company’s long-term equity incentive plan as an inducement material to the Chief Executive Officer and Chief Strategy Officer entering into employment with the Company.
Restricted Common Stock Unit Awards
During the year ended December 31, 2022, the Company awarded 335,870 restricted common stock units ("RSUs") under the 2021 Equity Plan to employees and to the former Chief Executive Officer. 280,000 RSUs awarded to the former Chief Executive Officer vested over a twelve week period during 2022, while the remainder of RSUs granted are generally eligible to vest over a three-year period at a rate of 33.3% per year and are subject to forfeiture restrictions which lapse over time.
The Company’s unvested restricted common stock unit awards activity for the year ended December 31, 2022 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	516,987	$6.80
Granted	335,870	$2.21
Vested	(605,571)	$4.22
Unvested at December 31, 2022	247,286	$6.89
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the years ended December 31, 2022 and 2021, the fair market value of the awards granted totaled $0.7 million and $3.9 million as of, respectively. There was $1.1 million of total unrecognized compensation cost related to unvested restricted stock rights as of December 31, 2022, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.45 years.

Common Stock Options
During the year ended December 31, 2022, the Company awarded 3,076,842 options that vest over a three-year period at a rate of 33.3% per year and are subject to forfeiture restrictions which lapse over time. These were issued from the Inducement Grants registered in October 2022. Options granted to officers and employees expire ten years after the date of grant.
The Company’s stock options activity for the year ended December 31, 2022 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	583,080	$6.01	-
Granted	3,076,842	$1.32
Exercised	(2,296)	$6.25
Forfeited	(11,479)	$6.68
Expired	(4,297)	$6.83
Outstanding at December 31, 2022	3,641,850	$2.05	9.5	$1,056
Exercisable as of December 31, 2022	444,300	$5.88	8.1	$8,386
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2022 and 2021, the fair market value of the awards granted totaled $3.1 million and $1.2 million, respectively. As of December 31, 2022, there was $3.0 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.7 years.
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted average assumptions relating to the valuation of stock options granted for the year ended December 31, 2022 and 2021 were as follows:

	2022	2021
Weighted average exercise price of options granted	$1.32	$6.07
Expected volatility	89%	35%
Expected term (years)	6.0	4.0
Risk-free interest rate	4.1%	0.5%
Expected dividend yield	0.0%	0.0%
Stock-based Compensation
The Company recognized stock-based compensation expense of $2.6 million and $3.8 million during the years ended December 31, 2022 and 2021, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
10. INCOME TAXES
The components of (loss) income from continuing operations before the provision for income taxes are as follows:

	For the Year Ended December 31,
$ in thousands	2022	2021
Domestic	$(254,739)	$29,501
Foreign	—	—
Total	$(254,739)	$29,501

The components of the provision for income taxes from continuing operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2022	2021
Current tax provision:
Federal	$—	$—
State	(53)	2,344
Foreign	—	—
Total current tax (benefit) provision	(53)	2,344
Deferred tax provision:
Federal	11,771	5,763
State	3,284	(206)
Foreign	—	—
Total deferred tax provision	15,055	5,557
Total provision for income taxes	$15,002	$7,901
A reconciliation of the amounts at U.S. federal statutory tax rate to the Company’s effective tax rate for continuing operations is as follows:

	For the Year Ended December 31,
$ in thousands	2022	2021
(Benefit) provision at federal statutory rate	$(53,495)	$6,195
State income taxes, net of federal tax benefits	2,553	2,124
Change in valuation allowance	65,395	—
Other, net	549	(418)
Provision for income taxes	$15,002	$7,901
The Company’s effective tax rate of (5.9)% for the year ended December 31, 2022 was lower than the U.S. federal statutory income tax rate of 21% primarily due to a change in the valuation allowance and state taxes.
The Company’s effective tax rate of 26.8% for the year ended December 31, 2021 was higher than the U.S. federal statutory income tax rate 21% primarily due to the impact of state taxes.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
$ in thousands	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$58,008	$21,716
Intangibles	1,674	268
Stock-based compensation	462	456
Capitalized costs	8,794	9,327
Interest Expense Limitation Carryforward	4,653	—
Environmental liabilities	4,538	—
Fixed Assets	3,672	—
Other	3,401	469
Gross deferred tax assets	85,202	32,236
Less: valuation allowance	(85,202)	(6,993)
Deferred tax assets, net	—	25,243

Deferred tax liabilities:
Investment in partnership	—	(8,891)
Property and equipment	—	(659)
Other	—	(635)
Deferred tax liabilities	—	(10,185)
Total net deferred tax assets	$—	$15,058
As of December 31, 2022, the Company had net operating loss carryforwards ("NOL") of approximately $230.8 million for U.S. federal income purposes, of which $1.2 million begins to expire in 2023. The Company also had net operating loss carryforwards for state income tax purposes of approximately $169.3 million, which begin to expire in 2023. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year.
Of the total federal NOLs, $60.8 million were acquired with Support.com, Inc. in 2021 and are subject to Section 382 limitation. Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will limit utilization of certain acquired net operating loss and tax credit carryforwards of Support.com and may defer the realization of the tax benefit associated with the acquired tax attributes from Support.com. As of December 31, 2022, the Company has classified the Support.com business as held for sale. If Support.com, Inc. does not continue operations under ownership by the Company during the 2-year period beginning on the change date, September 14, 2021, the Section 382 limitation for any post-change year shall be zero and these NOLs will be unavailable for use by the Company.

Effective as of January 1, 2022, Greenidge Generation Holdings LLC ("GGH LLC") elected to be classified as a taxable corporation for U.S. federal tax purposes by making the check-the-box ("CTB") election and is no longer classified as a partnership. As a result of this CTB election, the Company derecognized the deferred tax liability of investment in partnership and recognized the inside basis of deferred tax assets and deferred tax liabilities of GGH LLC as of January 1, 2022.

In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding the Company’s forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. To the extent the Company does not consider it is more likely than not that a deferred tax asset will be recovered, valuation allowance is established. On the basis of this evaluation, as of December 31, 2022, the Company recorded a full valuation allowance on its net deferred tax assets of $85.2 million, as it did not meet the more likely than not threshold required under ASC 740-10-30. The main form of negative evidence is the three-year cumulative losses.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The federal statute of limitation is three years and the state and foreign statutes of limitations are three to four years. Due to net operating loss carryforwards, the Company’s income tax returns remain open and subject to examination for tax years 2004 and thereafter by federal and state tax authorities. The 2020 through 2022 tax years generally remain open and subject to audit by foreign tax authorities.

The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2022, the Company has not recorded any amounts for unrecognized tax benefits. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next twelve months.
11. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company's business. The Company is currently not aware of any other such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results other than described below.
On January 13, 2023, Greenidge and Jeffrey Kirt (the former CEO of Greenidge) (collectively, "Defendants") were served with a lawsuit filed by certain parties in the United States District Court for the Southern District of New York asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5. The suit alleged that the proxy statement for special meeting of stockholders of Support.com, Inc. ("Support") filed on August 10, 2021 in connection with Greenidge’s acquisition of Support misrepresented the manner in which consideration would be paid to holders of Support common stock. As of December 31, 2022, the Company had recorded a liability of $500,000 which is included in Accrued expenses of the consolidated balance sheet and a receivable for expected insurance recoveries of $250,000 included in prepaid expenses and other assets on the consolidated balance sheet. Greenidge settled this matter on February 21, 2023 for $500,000, of which $250,000 was paid by the Company's insurance agent.
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.5 million and $2.7 million as of December 31, 2022 and 2021, respectively, which includes a charge of $14.8 million during 2022 as a result of an update to the cost estimates as part of the ongoing evaluation of the site. CCRs are subject to federal and state requirements. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $10.5 million and $8.6 million as of December 31, 2022 and 2021, respectively, which includes a charge of $1.9 million in 2022 related to an increase in cost estimate. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 3.0%. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions.
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
Commitments
The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.
12. RELATED PARTY TRANSACTIONS
As of December 31, 2022, Atlas and its affiliates control 88.5% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards.
Letters of Credit
On March 19, 2021, the Company and Atlas and its affiliates, entered into an arrangement pursuant to which Greenidge agreed, upon request, to direct its bank to issue new letters of credit to replace all or a portion of the letters of credit provided by Atlas and certain of its affiliates, upon the consummation of a potential investment in, financing of, or sale of any assets or equity or debt securities of the Company, which results in net proceeds to the Company of at least $10 million.
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability under NYSDEC guidelines.
Atlas also obtained a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2022, payable to Empire Pipeline Incorporated ("Empire") in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
The Company paid $0.1 million for letter of credit fees to Atlas during the year ended December 31, 2021. For the year ended December 31, 2022, the Company paid these fees directly to the NYSDEC.
Guarantee
An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty is limited to $1.0 million. Atlas had no exposure under the guarantee during the years ended December 31, 2022 and 2021.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. The amount of costs reimbursed by Greenidge during 2022 and 2021 was $0.2 million and less than $0.1 million, respectively.

Spartanburg Facility
In December 2021, the Company acquired an industrial site in Spartanburg, South Carolina, including a 750,000 square foot building and 175 acres of land (the "Property"). This agreement was entered into by one of the Company's subsidiaries and a portfolio company of private investment funds managed by Atlas. The Company has developed datacenter operations on the property, using existing electrical infrastructure at the location. . The purchase price of the Property is $15.0 million. The transaction closed in December 2021.
13. CONCENTRATIONS
The Company has one major power customer, NYISO, that accounted for 18% and 10% of its revenue for the years ended December 31, 2022 and 2021, respectively.
For cryptocurrency datacenter operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 70% and 70% of total revenue for the year ended December 31, 2022, and 2021, respectively.
The Company has one natural gas vendor that accounted for approximately 62% and 60% of cost of revenue for the years ended December 31, 2022 and 2021, respectively.
14. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
The following table provides additional details of Prepaid expenses and other assets:

	As of December 31,
$ in thousands	2022	2021
Prepaid insurance	$3,822	$7,013
Electric deposits	1,400	—
Other prepaid expenses	1,044	471
Prepaid expenses and other assets	$6,266	$7,484
The Company had the following noncash investing and financing activities:

	For the Year Ended December 31,
$ in thousands	2022	2021
Shares issued to Support.com shareholders upon Merger (Notes 3 and 7)	$—	$93,885
Stock issued to purchase miners	$—	$991
Contribution of Preferred Units, Senior Priority Units, and notes payable to related party for Greenidge class B common stock (Note 7)	$—	$72,048
Issuance of shares for investor fee associated with successful completion of Merger (Notes 3 and 7)	$—	$17,826
Issuance of warrants to advisor in connection with completion of Merger (Note 3 and 7)	$—	$8,779
Property and equipment purchases in accounts payable	$6,676	$2,769
The following table provides supplemental cash flow information for cash paid for interest and income taxes:

	For the Year Ended December 31,
$ in thousands	2022	2021
Cash paid for interest	$16,463	$2,385
Cash paid for taxes	$2,344	$80

15. SUBSEQUENT EVENTS
Subsequent events have been evaluated through March 31, 2023, the date at which the consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated below.
NYDIG Agreements
On January 30, 2023, the Company entered into a Debt Settlement Agreement with NYDIG in order to refinance and replace certain outstanding indebtedness under certain MEFAs. The $75.8 million in debt previously outstanding under the MEFAs was reduced by $58.5 million pursuant to the Debt Settlement Agreement and the remaining $17.3 million outstanding under the MEFAs was refinanced. See Note 6, "Debt" under section Senior Unsecured Notes for further details.
As part of the Refinancing, the Company entered into (i) a Membership Interest and Asset Purchase Agreement dated January 30, 2023 (the "Purchase Agreement"), pursuant to which wholly-owned subsidiaries of Greenidge (the "Sellers") sold to NYDIG and certain of its subsidiaries ("Buyers"), and Buyers purchased (x) certain subsidiaries that own bitcoin mining equipment and (y) credits and coupons that had accrued to the Sellers upon the purchase of the bitcoin mining equipment, in exchange for a reduction in indebtedness under the MEFAs and (ii) Hosting Agreements dated January 30, 2023 (the "Hosting Agreements"), pursuant to which, among other things, Greenidge South Carolina LLC (the "Host") shall provide hosting services to certain NYDIG affiliates (the "Clients") in connection with the mining of bitcoin (or other digital assets recorded on a decentralized distributed ledger), and the Clients shall pay the Host for such hosting services.
Under the Hosting Agreements, the Host agreed to host, power and provide technical support services, and other related services, to the Clients’ mining equipment (the "Services") at data centers operated by the Host for a period of five years, unless earlier terminated in accordance with the terms of the Hosting Agreements. The Hosting Agreements require the Clients to pay the Host a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities, as well as a gross profit-sharing arrangement. The Clients are also required to pay a security deposit to the Host prior to the Host providing hosting services.
Under the Hosting Agreements, the Clients submitted Hosting Agreement Orders ("Orders") to the Host detailing the terms of the hosting services to be provided and the amounts to be paid to the Host for providing the hosting services. The initial Orders entered into have a term of five years, but may be terminated earlier by a party (i) upon default by the other party, which default is not cured within 10 days of notice thereof, (ii) any representation or warranty made by the other party in connection with such Hosting Agreement proves to have been false or misleading in any material respect and the conditions causing such representation or warranty to be false or misleading are not corrected within 10 days following notice thereof, (iii) the other party suffers certain insolvency events or (iv) the Host commits a service level commitment default (as defined in the Hosting Agreements).
The Initial Orders under the Hosting Agreements cover all of Greenidge’s current mining capacity at the New York and South Carolina facilities, and future Orders may cover capacity at a potential third site pursuant to satisfaction of certain post-closing covenants.
On January 30, 2023, in connection with the Refinancing, Greenidge and NYDIG executed a board observation rights letter (the "Board Rights Letter"), pursuant to which Greenidge agreed to grant NYDIG certain board observation rights, in a non-voting observational capacity, as more fully detailed therein.
B. Riley Amendment
On January 30, 2023, Greenidge entered into an amendment with B. Riley to modify the payment dates and principal and interest payment amounts under the Promissory Note, requiring no principal and interest payments until June 2023 and monthly payments thereafter through November 20, 2023. Under the B. Riley Amendment, Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the equity purchase agreement. Through March 30, 2023, the Company had repaid B. Riley $2.8 million through proceeds from sales under the ATM Agreement. See Note 6, "Debt" under section Secured Promissory Note for further details.