Form 10-K/A
period 2022-12-31
Greenidge Generation Holdings Inc.
filed 2023-04-18
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name	Auditor Firm ID	Auditor Location
Armanino, LLP	PCAOB ID:32	Dallas, Texas

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Greenidge Generation Holdings Inc. (the “Company”) for the year ended December 31, 2022 (the “Original Form 10-K”) is to re-file the consent of the Company’s independent registered public accounting firm. In connection with the filing of this Amendment, the Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the Original Form 10-K is amended or changed by this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

4.6
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

10.12†
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

10.27†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and David Anderson (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on March 31, 2023).
10.28†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and Scott MacKenzie (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed on March 31, 2023).
10.29†	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed on March 31, 2023).
10.30†	Letter Agreement, dated October 10, 2022, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on March 31, 2023).
21.1	Subsidiaries of Greenidge Generation Holdings Inc (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed on March 31, 2023).
23.1*	Consent of Armanino LLP
24.1	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, irrespective of general incorporation language contained in any such filing.
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENIDGE GENERATION HOLDINGS INC.

Date: April 18, 2023	By:	/s/ David C. Anderson
David C. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ David C. Anderson	Chief Executive Officer (Principal Executive Officer and Director)	April 18, 2023
David C. Anderson

/s/ Robert Loughran	Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2023
Robert Loughran

/s/ Andrew M. Bursky*	Director	April 18, 2023
Andrew M. Bursky

/s/ Timothy Fazio*	Chairman of the Board of Directors	April 18, 2023
Timothy Fazio

/s/ David Filippelli*	Director	April 18, 2023
David Filippelli

/s/ Jordan Kovler*	Director	April 18, 2023
Jordan Kovler

/s/ Jerome Lay*	Director	April 18, 2023
Jerome Lay

/s/ Timothy Lowe*	Director	April 18, 2023
Timothy Lowe

/s/ Michael Neuscheler*	Director	April 18, 2023
Michael Neuscheler

/s/ George (Ted) Rogers*	Vice Chairman of the Board of Directors	April 18, 2023
George (Ted) Rogers

/s/ Daniel Rothaupt*	Director	April 18, 2023
Daniel Rothaupt

* By: David C. Anderson Attorney in Fact
/s/ David C. Anderson*		April 18, 2023