Form 10-Q
period 2023-03-31
Greenidge Generation Holdings Inc.
filed 2023-05-15
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(g) of the Act: None
As of May 12, 2023, the registrant had 32,828,811 shares of Class A common stock, $0.0001 par value per share, outstanding and 28,526,372 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of Greenidge's Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission ("SEC") on March 31, 2023 and in this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Greenidge's forward-looking statements in light of those risks.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,046	$15,217
Digital assets	19	348
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2023 and December 31, 2022	42	2,696
Prepaid expenses and other assets	4,846	6,266
Emissions and carbon offset credits	960	1,260
Income tax receivable	—	798
Current assets held for sale	1,833	6,473
Total current assets	24,746	33,058
LONG-TERM ASSETS:
Property and equipment, net	69,800	130,417
Other long-term assets	448	292
Total assets	94,994	163,767
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	4,935	9,608
Accrued emissions expense	5,081	6,052
Accrued expenses	5,546	11,327
Short-term environmental liability	1,100	600
Long-term debt, current portion	5,358	67,161
Current liabilities held for sale	2,154	3,974
Total current liabilities	24,174	98,722
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	85,949	84,585
Environmental liabilities	26,900	27,400
Other long-term liabilities	3,595	107
Total liabilities	140,618	210,814
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 3,000,000,000 shares authorized, 59,798,127 and 46,252,779 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	303,345	293,769
Cumulative translation adjustment	(340)	(357)
Accumulated deficit	(348,635)	(340,464)
Total stockholders' equity	(45,624)	(47,047)
Total liabilities and stockholders' equity	$94,994	$163,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Datacenter hosting revenue	$6,944	$—
Cryptocurrency mining revenue	6,451	23,232
Power and capacity	1,762	5,923
Total revenue	15,157	29,155
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	4,671	—
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	3,248	8,456
Cost of revenue - power and capacity (exclusive of depreciation)	1,816	4,023
Selling, general and administrative	9,013	11,809
Depreciation	3,820	3,653
Gain on sale of assets	(1,744)	—
Total operating costs and expenses	20,824	27,941
Operating (loss) income	(5,667)	1,214
OTHER EXPENSE, NET:
Interest expense, net	(3,573)	(3,353)
Gain (loss) on sale of digital assets	398	(5)
Other income, net	—	16
Total other expense, net	(3,175)	(3,342)
Loss from continuing operations before income taxes	(8,842)	(2,128)
Benefit from income taxes	—	(381)
Net loss from continuing operations	(8,842)	(1,747)
Income from discontinued operations, net of tax	671	1,318
Net loss	$(8,171)	$(429)

(Loss) income per basic share:
Loss per basic share from continuing operations	$(0.16)	$(0.04)
Income per basic share from discontinued operations	0.01	0.03
Loss per basic share	$(0.15)	$(0.01)

(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(0.16)	$(0.04)
Income per diluted share from discontinued operations	0.01	0.03
Loss per diluted share	$(0.15)	$(0.01)

Average Shares Outstanding
Basic	53,427	41,058
Diluted	53,427	41,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	46,252,779	$5	$293,769	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	481
Issuance of shares, net of issuance costs	12,119,264	1	8,095	—	—	8,096
Restricted shares award issuance, net of withholdings	92,751	—	—	—	—	—
Issuance of shares for amendment fee associated with debt modification (Note 9), net of issuance costs	1,333,333	—	1,000	—	—	1,000
Foreign currency translation adjustment	—	—	—	17	—	17
Net loss	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	59,798,127	$6	$303,345	$(340)	$(348,635)	$(45,624)

Balance at January 1, 2022	40,865,336	$4	$281,815	$—	$(69,396)	$212,423
Stock-based compensation expense	—	—	362	—	—	362
Issuance of shares, net of issuance costs	415,000	—	3,791	—	—	3,791
Restricted shares award issuance, net of withholdings	82,601	—	(65)	—	—	(65)
Proceeds from stock options exercised	334	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(429)	(429)
Balance at March 31, 2022	41,363,271	$4	$285,905	$(32)	$(69,825)	$216,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(8,171)	$(429)
Income from discontinued operations	671	1,318
Net loss from continuing operations	(8,842)	(1,747)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	3,820	3,653
Accrued interest added to principal	911	—
Deferred income taxes	—	(1,788)
Amortization of debt issuance costs	649	424
Gain on sale of assets	(1,744)	—
Stock-based compensation expense	481	362
Changes in operating assets and liabilities:
Accounts receivable	2,654	(110)
Emissions and carbon offset credits	300	1,337
Digital assets	329	—
Prepaids and other assets	1,420	(1,593)
Income tax receivable	798	—
Accounts payable	1,252	1,416
Accrued emissions	(970)	3
Accrued expenses	(5,101)	1,365
Income tax payable	—	1,401
Other	3,436	—
Net cash flow (used for) provided by operating activities from continuing operations	(607)	4,723
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(6,459)	(71,137)
Proceeds from sale of assets	592	—
Proceeds from sale of marketable securities	—	496
Net cash flow used for investing activities from continuing operations	(5,867)	(70,641)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	8,096	3,791
Proceeds from stock options exercised	—	2
Restricted stock unit awards settled in cash for taxes	—	(65)
Proceeds from debt, net of issuance costs	—	80,371
Principal payments on debt	(3,283)	(5,702)
Repayments of lease obligations	—	(234)
Net cash flow provided by financing activities from continuing operations	4,813	78,163
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	915	1,607
Net cash flow from investing activities of discontinued operations	2,575	2
Net cash flow from financing activities of discontinued operations	—	—
Increase (decrease) in cash and cash equivalents from discontinued operations	3,490	1,609
CHANGE IN CASH AND CASH EQUIVALENTS	1,829	13,854
CASH AND CASH EQUIVALENTS - beginning of year	15,217	82,599
CASH AND CASH EQUIVALENTS - end of period	$17,046	$96,453
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") own and operate a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities at two locations: the Town of Torrey, New York (the "New York Facility") and Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The earned bitcoin are then exchanged for U.S. dollars. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles for complete financial statements.
The Company has reflected the operations of its Support.com business as discontinued operations for all periods presented. See Note 3, “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these notes to the Company's condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.
The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of the Company in its 2022 Annual Report on Form 10-K.
Going Concern
In accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Greenidge's management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern.
When comparing to December 31, 2021, during 2022 the bitcoin price declined as much as 66% and ended the year 64% lower. Natural gas prices were much higher during 2022 compared to 2021, peaking at approximately 160% higher than the December 31, 2021 price, and ending the year approximately 47% higher than the December 31, 2021 price. The volatility in these commodity prices negatively impacted the Company's results in 2022. As a result, management took certain actions during the second half of 2022 and the first quarter of 2023 to improve the Company's liquidity that are described further below. At March 31, 2023, the Company had $17.0 million of cash and cash equivalents, while having $15.6 million of accounts payable and accrued expenses, as well as $16.7 million of principal and interest payments on debt due within the next 12 months.
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, on January 30, 2023, the Company entered into debt restructuring agreements with NYDIG ABL LLC ("NYDIG") and B. Riley Commercial Capital, LLC ("B. Riley Commercial"). The

Company also raised equity through issuances of its stock under a common stock purchase agreement, as amended, dated as of April 13, 2022 (the “Equity Purchase Agreement”), by and between the Company and B. Riley Principal Capital, LLC (“B. Riley Principal”) and an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"). See Note 5, "Debt" for further details regarding the debt restructuring agreements, and see Note 9, "Stockholder's Equity" for further details regarding the equity purchase agreements and the ATM Agreement.
The restructuring of the NYDIG debt is expected to improve the Company's liquidity during 2023 as annual interest payments on the remaining $17.3 million principal balance are approximately $2.5 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 Master Equipment Finance Agreements, both of which were refinanced in January 2023.
In September 2022, Greenidge entered into the ATM Agreement, and since October 23, 2022 through May 12, 2023, have received net proceeds of $11.0 million from sales of Class A common stock under the ATM Agreement, of which $9.0 million of net proceeds was received since January 1, 2023. See Note 9, "Stockholder's Equity", for further details.
In conjunction with the restructuring of the debt with NYDIG, the Company also entered into hosting agreements with NYDIG on January 30, 2023 (the “NYDIG Hosting Agreements”), which is expected to improve its liquidity position, as it provided for cost reimbursements for key input costs, while allowing the Company to participate in the upside as bitcoin prices rise.
In addition, the Company sold equipment, coupons and certain environmental credits for total proceeds of $11.7 million from the second quarter of 2022 through the first quarter of 2023 to raise additional funds.
Since entering into the NYDIG Hosting Agreements, the Company has identified opportunities to deploy its company-owned miners. In March 2023, the Company entered into a hosting agreement with Conifex Timber Inc. ("Conifex"), whereby Conifex will provide hosting services to Greenidge utilizing renewable power (the “Conifex Hosting
Agreement”). In April 2023, the Company entered into a hosting agreement with Core Scientific, Inc. ("Core") in which Core will host and operate Greenidge-owned bitcoin miners at its facilities (the “Core Hosting Agreement”, and together with the NYDIG Hosting Agreements and the Conifex Hosting Agreement, the “Hosting Agreements”). In addition, the Company installed approximately 1,500 additional company-owned miners at its existing facilities. The Company believes that the installation of these miners at Conifex and Core facilities along with those miners at its own facilities will improve the Company's profits and liquidity during the remainder of 2023 and beyond.
Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement.
•a sale of the Company's excess real estate at its South Carolina facility that is not used in its datacenter operations.
The Company estimates that its cash resources will fall below $10 million by the end of the first quarter of 2024, which would be considered an Event of Default as defined under the Senior Secured Loan that would require the repayment of the loan balance if a waiver is not obtained from the lender. The Company's estimate of cash resources available to the Company through 2023 and through the first quarter of 2024 is dependent on completion of certain actions, including its ability to sell excess real estate in South Carolina, as mentioned above, bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the first quarter of 2023. While bitcoin prices have begun to recover in the first quarter of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Given this uncertainty regarding the Company's financial condition over the next 12 months, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. At December 31, 2022, the Company reported its Support.com business as discontinued operations. As a result, assets and liabilities related to the Support.com have been classified as held for sale for all periods presented.
Revenue From Contracts With Customers - Hosting
On January 30, 2023, Greenidge entered into the NYDIG Hosting Agreements, with Greenidge operating miners owned by NYDIG affiliates. Under these agreements, the Company agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at certain Greenidge facilities for a term of five years. The terms of such arrangements requires NYDIG affiliates to pay a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee as well as a gross profit-sharing arrangement. Under the NYDIG Hosting Agreements, NYDIG affiliates are required to provide Greenidge an upfront security deposit, pay a configuration fee for the setup of new or relocated miners, and pay for repairs and parts consumed in non-routine maintenance (i.e., units that are out of service for more than 12 hours).
Datacenter Hosting Revenue

The Company generates revenue from contacts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company's performance). The Company's performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. The Company bills its customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption.
Recent Accounting Pronouncements, Adopted
There were not any recently adopted or newly issued accounting pronouncements, that have had, or are expected to have, a material impact on the Company's condensed consolidated financial statements and disclosures.

3. DISCONTINUED OPERATIONS

A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell or exit the business, the sale or exit is probable to occur during the next 12 months at a price or cost that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate.
The contract for Support.com's largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the board of directors made the determination to consider various alternatives for Support.com, including the disposition of assets. At December 31, 2022, the Company classified the Support.com business as held for sale and discontinued operations in the condensed consolidated financial statements as a result of its strategic shift to strictly focus on its cryptocurrency datacenter and power generation operations.
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million and is continuing to evaluate alternatives for the remainder of the Support.com segment assets.
Major classes of assets and liabilities consist of the following:

$ in thousands	March 31, 2023	December 31, 2022
Assets:
Accounts receivable	$1,526	$3,996
Prepaid expenses and other current assets	1,028	1,253
Current assets held for sale	2,554	5,249

Property and equipment, net	533	743
Other assets	481	481
Long-term assets held for sale	1,014	1,224
Loss on classification to held for sale	(1,735)	—
Assets held for sale	1,833	6,473

Liabilities:
Accounts payable	130	191
Accrued expenses	1,482	3,351
Current liabilities held for sale	1,612	3,542

Other long-term liabilities	542	432
Long-term liabilities held for sale	542	432
Liabilities held for sale	$2,154	$3,974

The Company reasonably expects to close on the sale or exit of Support.com within one year; therefore, the assets and liabilities of Support.com have been presented as current at March 31, 2023 and December 31, 2022.

Financial results from discontinued operations consist of the following:

	Three Months Ended March 31,
$ in thousands	2023	2022
Revenue	$2,121	$8,500
Cost of revenue - services and other (exclusive of depreciation and amortization)	(1,894)	(4,071)
Depreciation and amortization	—	(325)
Selling, general and administrative	(1,217)	(2,583)
Merger and other costs	—	(213)
Gain on asset disposal	3,399	—
Loss on assets classified as held for sale	(1,735)	—
Other income, net	(3)	23
Pretax income from discontinued operations	671	1,331
Provision for income taxes	—	13
Income from discontinued operations, net of tax	$671	$1,318

The Company’s effective income tax rate from discontinued operations for the three months ended March 31, 2023 and 2022 was 0% and 1.0%, respectively , primarily due to foreign rate differences.
4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022:

$ in thousands	Estimated Useful Lives	March 31, 2023	December 31, 2022
Miners	3 years	$30,072	$81,979
Miner facility infrastructure	10 years	14,223	14,203
Land	N/A	8,460	8,460
Equipment	5 years	45	45
Construction in process	N/A	18,818	18,349
Miner deposits	N/A	—	7,381
		71,618	130,417
Less: Accumulated depreciation		(1,818)	—
		$69,800	$130,417
Total depreciation expense was $3.8 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively.
On January 30, 2023, Greenidge entered into an agreement regarding its 2021 and 2022 Master Equipment Finance Agreements with NYDIG. During the three months ended March 31, 2023, the Company transferred ownership of bitcoin mining equipment with net book value of $50.0 million and miner deposits of $7.4 million that remained accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer and the related debt was canceled pursuant to a debt settlement agreement entered into with NYDIG. There was no gain or loss recognized on the sales as these assets. The Company recognized a gain on the sale of assets of $1.7 million, which primarily related to the sale of bitcoin miner manufacturer coupons, including $1.1 million that were transferred as part of the debt restructuring agreement with NYDIG.

5. DEBT
The following table provides information on the Company's debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	March 31, 2023	December 31, 2022
Equipment Financings:
A-D	May 2021	October 2023	15.0%	$15,724	$—	$10,478
E	July 2021	January 2023	17.0%	$4,457	—	495
F	March 2022	April 2024	13.0%	$81,375	—	63,890
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	72,200	72,200
Secured Promissory Note	March 2022	November 2023	7.5%	$26,500	7,797	10,430
Senior Secured Loan	January 2023	January 2025	15.0%	$17,322	17,322	—
Total Debt					97,319	157,493
Less: Debt discount and issue costs					(6,012)	(5,747)
Total debt at book value					91,307	151,746
Less: Current portion					(5,358)	(67,161)
Long-term debt, net of current portion and deferred financing fees					$85,949	$84,585
The Company incurred interest expense of $3.6 million and $3.4 million during the three months ended March 31, 2023 and 2022, respectively, under the terms of these financings.
Senior Secured Loan
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the "Borrowers"), entered into a Master Equipment Finance Agreement (the "NYDIG Financing Agreement") with NYDIG, as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through December 31, 2022, to finance the acquisition of certain miners and related equipment (the "Financed Equipment"). The Borrowers' obligations under the NYDIG Financing Agreement were fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement were secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The loan schedules bore interest at a rate of 13% per annum and had terms of 25 months. Certain loan schedules were interest-only for a specified period and otherwise payments on loan schedules included both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, were subject to certain covenants and restrictive provisions which, among other things limited: the Borrowers’ ability to incur additional indebtedness for borrowed money; additional liens on the collateral or the equity interests of any of the Borrowers; consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); disposing of the collateral or any portion of the collateral with certain exceptions; the Borrowers’ ability to make certain restricted payments and investments; and the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which were subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement could not be voluntarily partially prepaid, but could be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: A - D and F."
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
On January 30, 2023, the Company concurrently entered into a debt settlement agreement (the "Debt Settlement Agreement"), the Asset Purchase Agreement (the "NYDIG Purchase Agreement"), and a Senior Secured Loan Agreement

(the "Senior Secured Loan") with NYDIG in order to refinance and replace certain outstanding indebtedness under certain Master Equipment Financing Agreements and related loan documentation (the "MEFAs"). The $75.8 million in debt previously outstanding under the MEFAs was reduced by $58.5 million pursuant to the Debt Settlement Agreement and the remaining $17.3 million outstanding under the MEFAs was refinanced. In exchange for this reduction in debt, the Company transferred under the NYDIG Purchase Agreement $50.0 million of bitcoin miners to NYDIG and $8.5 million of miner deposits and coupons that remained accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer. As part of the Debt Settlement Agreement, the Company entered into the Senior Secured Loan Agreement, as borrower, with NYDIG, as administrative agent and as collateral agent and is denoted in the table above as "Senior Secured Loan".
The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, therefore, no gain or loss was recorded.
The initial principal balance under the Secured Loan (the "Refinanced Amount") is approximately $17.3 million. Interest is payable monthly at an interest rate of 15% per annum, computed on the basis of a 360 day year of twelve 30-day months through January 30, 2025. The Secured Loan includes clauses requiring the Company to maintain cash balances in excess of $10 million, and failure to maintain this balance may be considered an event of default by the lender. The Secured Loan contains customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividend, investments, asset sales and similar covenants and contains customary events of default. In addition, the Secured Loan allowed for a voluntary prepayment of the loan in kind of approximately $10.2 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG entered into a binding agreement by April 30, 2023, facilitated by Greenidge, securing rights to a site for a future mining facility. The Company was informed on April 30, 2023 that NYDIG would not be entering into the binding agreement for the future mining facility and that portion of the debt remains outstanding.
Secured Promissory Note
On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial as noteholder (the "Noteholder"), evidencing a $26.5 million aggregate principal amount loan by B. Riley Commercial to Greenidge (the "Secured Promissory Note"). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note originally bore interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that may be elected by Greenidge provided no Event of Default (as defined therein) occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the B. Riley Commercial. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries were subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.
On August 10, 2022, Greenidge and B. Riley Commercial agreed to amend the terms of the Secured Promissory Note, by extending the maturity to June 2023, reducing scheduled monthly amortization payments and revising the interest rate to 7.5%. The Exit Fees (as defined therein) associated with the four 30-day extensions subsequent to August 10, 2022, were accelerated and added to the principal balance as of that date. The principal balance following the amendment was $16.4 million as of August 10, 2022. Additionally mandatory repayments of the Secured Promissory Note were revised, such that 65% of the net cash proceeds received from sales of stock under the Equity Purchase Agreement would be paid to B. Riley Commercial to repay the Secured Promissory Note. The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, and therefore, no gain or loss was recorded.
On January 13, 2023, Greenidge and B. Riley Commercial entered into a Waiver and Acknowledgement Letter (the "B Riley Waiver") regarding the terms of the Amended and Restated Bridge Promissory Note dated August 10, 2022 executed by Greenidge in favor of B. Riley Commercial. Under the B Riley Waiver, B. Riley Commercial agreed that Greenidge’s failure to pay the approximately $1.5 million payment of principal and interest due under the BRCC Note on December 20, 2022 would not be an event of default if that payment were made in full by the earlier of January 20, 2023 or the date that Greenidge and B. Riley Commercial enter into a mutually satisfactory amendment to the BRCC Note addressing, among other things, future amortization requirements under the Secured Promissory Note. The waiver left the due dates for other scheduled payments under the BRCC Note unaffected.
On January 30, 2023, Greenidge entered into the Consent and Amendment No. 1 to the Promissory Note (the "B. Riley Amendment") with B. Riley Commercial. The B. Riley Amendment modified the payment dates and principal and interest payment amounts under the Promissory Note, requiring no principal and interest payments until June 2023 and monthly payments thereafter through November 2023. Under the terms of the B. Riley Amendment, each of B. Riley Commercial and Atlas Holdings LLC ("Atlas"), or an affiliate thereof, purchased $1 million of Greenidge’s Class A common stock under the ATM Agreement. B. Riley Commercial purchased common stock on a principal basis at $0.75 per share and Atlas or its affiliate purchased common stock at market prices through B. Riley acting as sales agent. Greenidge also paid a $1 million dollar amendment fee to B. Riley Commercial, payable by the delivery of Greenidge Class A common stock to B. Riley Commercial, as principal under the ATM Agreement, at a price of $0.75 per share. Under the B. Riley Amendment, Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the equity purchase agreement. In addition, Greenidge may potentially reduce its monthly principal amortization payments from approximately $1.5 million to $400 thousand per month, if it were to pay at least $6 million of principal debt prior to June 20, 2023. Through May 12, 2023, Greenidge has used $2.9 million of net proceeds from sales under the ATM Agreement to repay a portion of the Promissory Note, reducing the principal balance.
The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, therefore, no gain or loss was recorded.
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
Minimum Future Principal Payments
Minimum future principal payments on debt at March 31, 2023 were as follows:

$ in thousands
Remainder of 2023	$7,797
2024	—
2025	17,322
2026	72,200
2027	—
Total	$97,319
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $97.3 million and $38.1 million, respectively at March 31, 2023 and $157.5 million and $88.5 million, respectively at December 31, 2022. The notional value does not include unamortized discounts and debt issuance costs of $6.0 million and $5.7 million at March 31, 2023 and December

31, 2022, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Company's 8.50% senior secured notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the equipment financings, senior secured note and Secured Promissory Note, the Company believes the notional values approximate their fair values.
6. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended March 31,
$ in thousands, except per share amounts	2023	2022
Numerator
Net loss from continuing operations	$(8,842)	$(1,747)
Income from discontinued operations, net of tax	671	1,318
Net loss	$(8,171)	$(429)
Denominator
Basic weighted average shares outstanding	53,427	41,058
Diluted weighted average shares outstanding (a)	53,427	41,058

(Loss) income per basic share:
Loss per basic share from continuing operations	$(0.16)	$(0.04)
Income per basic share from discontinued operations	0.01	0.03
Loss per basic share	$(0.15)	$(0.01)

(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(0.16)	$(0.04)
Income per diluted share from discontinued operations	0.01	0.03
Loss per diluted share	$(0.15)	$(0.01)
(a) For the three months ended March 31, 2023, there was no impact of dilution from any of the outstanding 154,535 RSUs or 3,639,184 common stock options due to the net loss, since inclusion of any impact from these awards would be anti-dilutive. For the three months ended March 31, 2022, there was no impact of dilution from any of the outstanding 431,618 RSUs or 579,858 common stock options due to the net loss, since inclusion of any impact from these awards would be antidilutive.
Reverse Stock Split
On April 11, 2023, the stockholders approved a reverse stock split of the Company's issued and outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share, such that all outstanding shares of common stock shall be reclassified into a smaller number of shares such that every ten (10) shares of Class A common stock are combined and reclassified into one (1) share of Class A common stock and every ten (10) shares of Class B common stock are combined and reclassified into one (1) share of Class B common stock such that every holder of outstanding shares of common stock on the effective date specified in the Certificate of Amendment shall receive, subject to the treatment of fractional shares described in the Certificate of Amendment, one share of Class A common stock or Class B common stock, as applicable, in exchange for ten shares of Class A common stock or Class B common stock, as applicable, held by such holder (the “Reverse Stock Split,”).

Since the Reverse Stock Split has not yet been consummated, the financial statements and footnotes presented have not yet been retroactively adjusted. The following unaudited proforma financial information presents the consolidated results of operations of the Company for the three months ended March 31, 2023 and 2022, as if the Reverse Stock Split had occurred as of the beginning of the first period presented instead of on the expected effective date of May 16, 2023.

	(Unaudited)
	Three Months Ended March 31,
$ in thousands, except per share amounts	2023	2022
Numerator
Net loss from continuing operations	$(8,842)	$(1,747)
Income from discontinued operations, net of tax	671	1,318
Net loss	$(8,171)	$(429)

Denominator
Basic weighted average shares outstanding	5,343	4,106
Diluted weighted average shares outstanding	5,343	4,106

(Loss) income per basic share:
Loss per basic share from continuing operations	$(1.66)	$(0.42)
Income per basic share from discontinued operations	0.13	0.32
Loss per basic share	$(1.53)	$(0.10)

(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(1.66)	$(0.42)
Income per diluted share from discontinued operations	0.13	0.32
Loss per diluted share	$(1.53)	$(0.10)
7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 3,831,112 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company's 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 5,000,000 shares of Class A common stock from 3,831,112 to 8,831,112 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the three months ended March 31, 2023, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 3,076,842 shares of Class A common stock, outside the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock options inducement grants.
Restricted Common Stock Unit Awards
Restricted stock unit ("RSU") awards are generally eligible to vest over a three-year period.

The Company’s unvested RSU awards activity for the three months ended March 31, 2023 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	247,286	$6.89
Vested	(92,751)	$6.49
Unvested at March 31, 2023	154,535	$7.12
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. There were no grants awarded during the three months ended March 31, 2023. At March 31, 2023, there was approximately $0.9 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.
Common Stock Options
The Company’s common stock options activity for the three months ended March 31, 2023 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	3,641,850	$2.05
Forfeited	(2,666)	$6.25
Outstanding at March 31, 2023	3,639,184	$2.04	9.3	$1,638
Exercisable as of March 31, 2023	494,660	$5.92	7.9	$223
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2023, there was approximately $2.7 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.5 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.5 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
8. INCOME TAXES
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
The effective tax rate for the three months ended March 31, 2023 was 0% which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets and due to continued reduced profitability concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pretax losses of the U.S. operations in the three months ended March 31, 2023.
The effective tax rate for the three months ended March 31, 2022 was 17.9% which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.

9. STOCKHOLDERS' EQUITY
Equity Purchase Agreement with B. Riley Principal Capital, LLC
On September 15, 2021, as amended on April 7, 2022, Greenidge entered into the Equity Purchase Agreement with B. Riley Principal. Pursuant to the Equity Purchase Agreement, Greenidge has the right to sell to B. Riley up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022.
In connection with the Equity Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s Class A common stock to be issued under the Equity Purchase Agreement. The registration statement became effective on April 28, 2022 (the "Effective Date"), relating to the resale of 5,720,951 shares of Greenidge’s Class A common stock in connection with the Equity Purchase Agreement.
From the Effective Date to March 31, 2023, Greenidge issued 1,599,229 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts, of which there were no issuances in the three months ended March 31, 2023.
At The Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland, relating to shares of Greenidge’s Class A common stock. Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge pays B. Riley commissions for its services in acting as sales agent, in an amount to up to 5.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through May 12, 2023, Greenidge issued 16,698,400 shares under the ATM Agreement for net proceeds of $11.0 million, of which 12,119,264 shares were issued for net proceeds of $8.2 million for the three months ended March 31, 2023. Additionally, Greenidge issued 1,333,333 shares to B. Riley as payment of a $1.0 million amendment fee on the Promissory Note in February 2023.
10. COMMITMENTS AND CONTINGENCIES
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
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has a liability of $17.5 million as of each of March 31, 2023 and December 31, 2022. CCRs are subject to federal and state requirements. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, the Company has recorded an environmental liability of $10.5 million as of each of March 31, 2023 and December 31, 2022. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 3.0%.
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
11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 46% of the company's revenue during the three months ended March 31, 2023. There was no datacenter hosting revenue during the three months ended March 31, 2022.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 34% and 65% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
The Company has one major power customer, NYISO, that accounted for 12% and 20% of its revenue for the three months ended March 31, 2023 and 2022, respectively.
The Company has one natural gas vendor that accounted for approximately 42% and 60% of cost of revenue for the three months ended March 31, 2023 and 2022, respectively.
12. RELATED PARTY TRANSACTIONS
Letters of Credit
The Company's controlling stockholder, Atlas, has a letter of credit from a financial institution in the amount of $5.0 million at March 31, 2023 and December 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental liability. See Note 10, "Commitments and Contingencies" under the section "Environmental Liabilities" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at March 31, 2023 and December 31, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Guarantee
An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty is limited to $1.0 million. Atlas did not make any payments under the guarantee during the three months ended March 31, 2023 and 2022.
13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

$ in thousands	March 31, 2023	December 31, 2022
Prepaid expenses:
Electric deposits	$1,400	$1,400
Prepaid insurance	2,314	3,822
Other	1,132	1,044
Total	$4,846	$6,266

Accrued expenses:
Accrued interest	$1,346	$1,741
Other	4,200	9,586
Total	$5,546	$11,327
Greenidge had the following noncash investing and financing activities:

	Three Months Ended March 31,
$ in thousands	2023	2022
Property and equipment purchases in accounts payable	$751	$10,271
Common stock issued for amendment fee to lender	$1,000	$—
Exchange of assets for reduction in debt	$49,950	$—
Exchange of coupons for reduction in debt	$1,152	$—
Exchange of equipment deposits for reduction in debt	$7,381	$—
Accrued interest added to debt principal	$680	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through May 15, 2023, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
On March 22, 2023, the board of directors authorized a resolution for management to enact a a reverse stock split of its issued and outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share, such that all outstanding shares of common stock shall be reclassified into a smaller number of shares such that every ten (10) shares of Class A common stock are combined and reclassified into one (1) share of Class A common stock and every ten (10) shares of Class B common stock are combined and reclassified into one (1) share of Class B common stock such that every holder of outstanding shares of common stock on the effective date specified in the Certificate of Amendment shall receive, subject to the treatment of fractional shares described in the Certificate of Amendment, one share of Class A common stock or Class B common stock, as applicable, in exchange for ten shares of Class A common stock or Class B common stock, as applicable, held by such holder (the “Reverse Stock Split,”). On April 11, 2023, the stockholders approved the reverse stock split which will become effective on May 16, 2023. See Note 6, "Earnings Per Share" for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three months ended March 31, 2023 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the "South Carolina Facility" and, together with the New York Facility, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from three primary sources (1) datacenter hosting which we commenced on January 30, 2023, (2) cryptocurrency mining and (3) power and capacity.
We generate all the power we require for operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. At the South Carolina Facility, we purchase power from a supplier of approximately 60% zero-carbon sourced energy, which results in relatively stable energy cost environment. We believe our competitive advantages include efficiently designed mining infrastructure and in-house operational expertise that we believe is capable of maintaining a higher operational uptime of miners. We are mining bitcoin and hosting bitcoin miners, which contributes to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.
Recent Transactions
Cryptocurrency Mining Hosting Agreements
Following the agreements with NYDIG described below, we own 9,150 miners with a capacity of approximately 1.1 EH/s, which was in excess of the available capacity at our facilities and therefore were idle for a portion of the first quarter.
On March 15, 2023, we entered into a hosting agreement with Conifex Timber Inc. (“Conifex”) to host 750 miners at their facility in British Columbia, Canada (the “Conifex Hosting Agreement”). On April 27, 2023, we entered into a hosting agreement with Core Scientific, Inc. (“Core”) in which Core will host and operate approximately 6,900 of Greenidge-owned bitcoin miners at its facilities (the “Core Hosting Agreement”, and, together with the NYDIG Hosting Agreements as described below and the Conifex Hosting Agreement, the “Hosting Agreements”) . We also installed an additional 1,500 of company-owned miners at our existing facilities. Combined, this completes the deployment of all of our 9,150 miners. Under the terms of the Hosting Agreements, the host entities will operate Greenidge owned miners in exchange for a hosting fee and a percentage of the mining proceeds.

NYDIG Agreement
On January 30, 2023, we entered into a number of agreements associated with our secured debt with NYDIG, including a Membership Interest and Asset Purchase Agreement (the "NYDIG Purchase Agreement"), a Senior Secured Loan Agreement (the "Senior Secured Loan") and a Debt Settlement Agreement (the "Debt Settlement Agreement") regarding our 2021 and 2022 Master Equipment Finance Agreements (the "MEFAs") with NYDIG. The effect of these agreements was to transfer to NYDIG ownership of bitcoin mining equipment that was secured by the MEFAs along with certain credits and coupons that had accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer. The transfer of these assets reduced the principal and accrued interest balance of our secured debt with NYDIG from $75.8 million to $17.3 million, for an aggregate debt reduction of $58.5 million (the "Refinancing"). The Senior Secured Loan allowed for a voluntary prepayment of the loan in kind of approximately $10 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG enters into a binding agreement, facilitated by

Greenidge, securing rights to a site for a future mining facility by April 30, 2023, which did not occur. NYDIG chose not to enter into a binding agreement securing rights to a site facilitated by Greenidge.

The restructuring of the NYDIG debt is expected to improve Greenidge’s liquidity during 2023 as annual interest payments on the remaining $17.3 million principal balance will be $2.5 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.

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

NYDIG Hosting Agreements
On January 30, 2023, we entered into the Hosting Agreements with NYDIG affiliates, which resulted in us largely operating as a hosting facility and service provider for miners acquired from us by NYDIG affiliates (the "NYDIG Hosting Agreements"). Under these agreements, we agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at our facilities for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. The arrangement covers most of our current mining capacity at the New York Facility and South Carolina Facility. During the first quarter, we transitioned the mining operations to hosting by re-pooling the miners to NYDIG mining pools during February and March 2023. This process was substantially complete at March 31, 2023.

B. Riley Promissory Note
On January 30, 2023, we also entered into the Consent and Amendment No. 1 to the Promissory Note ("Promissory Note Amendment")in favor of B. Riley Commercial ("B. Riley Commercial") regarding $10.6 million of debt, including accrued interest, which included the following terms:
•B. Riley Commercial purchased $1 million of our Class A common stock on a principal basis at a price of $0.75 per share pursuant to an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement");
•Atlas Holdings LLC ("Atlas") purchased $1 million of our Class A common stock at market prices through B. Riley Securities acting in its capacity as sales agent pursuant to the ATM Agreement;
•Greenidge made a principal payment of $1.9 million to B. Riley Commercial in February 2023;
•No further principal or interest payments are required to be made on the Secured Promissory Note until June 2023 except for the 15% of proceeds from sales of equity;
•Principal payments of $1.5 million beginning in June 2023 through November 2023 when any remaining principal will be due;
•In the event we repay a principal amount in excess of $6 million prior to June 20, 2023, the monthly loan payment commencing in June 2023 would be approximately $0.4 million instead of the currently scheduled monthly amortization payments of $1.5 million; and
•We paid B. Riley Commercial a $1 million amendment fee payable by the delivery of our Class A common stock to B. Riley Commercial, issuable at $0.75 per share, acquired on a principal basis under the ATM Agreement.

Discontinued Operations
The contract with the Support.com's largest customer expired on December 31, 2022 and was not renewed. As a result, we have classified the Support.com business as held for sale and discontinued operations in these condensed consolidated financial statements as a result of management and the board of directors making a decision to pursue alternatives for the Support.com business and to strictly focus on its cryptocurrency datacenter and power generation operations. See Note 3, "Discontinued Operations" of our unaudited condensed consolidated financial statements for additional information.

Results from Continuing Operations - Three Months Ended March 31,
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended March 31, 2023 versus the first three months ended March 31, 2022, unless otherwise specified.

	Three Months Ended March 31,		Variance
	2023	2022	$	%
REVENUE:
Datacenter hosting revenue	$6,944	$—	$6,944	N/A
Cryptocurrency mining revenue	6,451	23,232	(16,781)	(72)%
Power and capacity	1,762	5,923	(4,161)	(70)%
Total revenue	15,157	29,155	(13,998)	(48)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	9,735	12,479	(2,744)	(22)%
Selling, general and administrative	9,013	11,809	(2,796)	(24)%
Depreciation	3,820	3,653	167	5%
Gain on sale of assets	(1,744)	—	(1,744)	N/A
Total operating costs and expenses	20,824	27,941	(7,117)	(25)%
Operating (loss) income	(5,667)	1,214	(6,881)	(567)%
OTHER EXPENSE, NET:
Interest expense, net	(3,573)	(3,353)	(220)	(7)%
Gain (loss) on sale of digital assets	398	(5)	403	N/A
Other income, net	—	16	(16)	N/A
Total other expense, net	(3,175)	(3,342)	167	5%
Loss from continuing operations before income taxes	(8,842)	(2,128)	(6,714)	(316)%
Benefit from income taxes	—	(381)	381	N/A
Net loss from continuing operations	$(8,842)	$(1,747)	$(7,095)	(406)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(5,794)	$3,318	$(9,112)	(275)%
Adjusted operating margin from continuing operations	(38.2)%	11.4%
Adjusted net loss from continuing operations	$(8,969)	$(211)	$(8,758)	N/A
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(1,449)	$4,878	$(6,327)	(130)%
as a percent of revenues	(9.6)%	16.7%
Adjusted EBITDA (loss) from continuing operations	$(1,095)	$7,344	$(8,439)	(115)%
as a percent of revenues	(7.2)%	25.2%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Revenue
Datacenter hosting revenue	$6,944	$—	$6,944	N/A
Cryptocurrency mining revenue	6,451	23,232	(16,781)	(72)%
Power and capacity	1,762	5,923	(4,161)	(70)%
Total revenue	$15,157	$29,155	$(13,998)	(48)%
Components of revenue as % of total
Datacenter hosting	46%	—%
Cryptocurrency mining	42%	80%
Power and capacity	12%	20%
Total revenue	100%	100%
MWh
Datacenter hosting	90,979	—	90,979	N/A
Cryptocurrency mining	59,633	101,090	(41,457)	(41)%
Power and capacity	30,192	53,261	(23,069)	(43)%
Revenue per MWh
Datacenter hosting	$76	$—	$76	N/A
Cryptocurrency mining	$108	$230	$(122)	(53)%
Power and capacity	$58	$111	$(53)	(48)%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$4,671	$—	$4,671	N/A
Cryptocurrency mining	$3,248	$8,456	$(5,208)	(62)%
Power and capacity	$1,816	$4,023	$(2,207)	(55)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$51	$—	$51	N/A
Cryptocurrency mining	$54	$84	$(30)	(36)%
Power and capacity	$60	$76	$(16)	(21)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	393	—	393	N/A
Cryptocurrency mining	305	561	(256)	(46)%
Total bitcoins produced	698	561	137	24%

Average bitcoin price	$22,877	$41,188	$(18,311)	(44)%
Average active hash rate (EH/s) (Company-owned miners)				(24)%
Average difficulty				51%

Revenue

On January 30, 2023, upon entering into our hosting agreement with NYDIG, we transitioned substantially all of our owned datacenter facilities capacity to datacenter hosting operations. We produced approximately 698 bitcoin during the first quarter of 2023, of which 393 bitcoin were produced by third-party miners through our datacenter hosting and 305 bitcoin were produced by our Greenidge owned miners through self-mining. At March 31, 2023, Greenidge operated approximately 24,700 miners with approximately 2.5 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreements, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and South Carolina Facility. We generated revenue of $6.9 million for the first three months of 2023 for which there was no revenue in the comparable period of 2022.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue decreased $16.8 million, or 72%, to $6.5 million, 33% of the decrease was due to the increase in the global bitcoin mining difficulty factor, 23% of the decline was due to the decrease in the average price of bitcoin and 16% of the decrease was a result of the decline in the Greenidge mining hashrate due to the transition of capacity to hosting during the course of Q1. Bitcoin mining difficulty was 51% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 44% lower and our average hash rate decreased 24% primarily related to the reallocation of our mining equipment to datacenter hosting services.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator ("NYISO"). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves.
Our power and capacity revenue decreased $4.2 million, or 70%, to $1.8 million during the three months ended March 31, 2023. We estimate that lower volume reduced revenues by approximately 43% and lower prices impacted the power and capacity revenues by approximately 27%. This was a result of 48% lower price per MWh sold to the power grid and a 43% decrease in volume in the first three months of 2023, as compared to the prior period. The power revenue decreased in the first three months of 2023, due to relatively mild weather in New York during the first quarter of 2023, while there was a period of severe weather in January 2022 that caused a spike in power demand, which coincided with higher prices for electricity.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,		Variance
	2023	2022	$	%
Datacenter hosting	$4,671	$—	$4,671	N/A
Cryptocurrency mining	3,248	8,456	(5,208)	(62)%
Power and capacity	1,816	4,023	(2,207)	(55)%
Total cost of revenue (exclusive of depreciation)	$9,735	$12,479	$(2,744)	(22)%
As a percentage of total revenue	64.2%	42.8%
Total cost of revenue, exclusive of depreciation, decreased $2.7 million, or 22%, to $9.7 million during the three months ended March 31, 2023 as compared to the prior year period.

Total cost of revenue (exclusive of depreciation) decreased as a result of an impact of 27% from lower natural gas prices which were 65% lower per dekatherm and 4% from lower carbon credit offset expense, partially offset by an impact of 11% related to increase in MWh as a result of the expansion of the South Carolina Facility (which was coming online during Q1 2022) and increases in datacenter mining capacity at the New York Facility which occurred during 2022.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWH used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWH utilized by cryptocurrency mining declined due to the transition to the Hosting Agreements during the three months ended March 31, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.8 million, or 24%, to $9.0 million for the three months ended March 31, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total employee costs decreased $1.1 million in 2023 compared to the prior year, as a result of declines in discretionary employee expenses including incentive compensation;
•Expansion costs decreased $2.1 million as the result of the non-recurring of costs incurred in the prior year related primarily to costs associated with the potential Texas expansion which did not occur;
•Decrease of approximately $1.2 million due to reductions in consulting and travel related expenses caused by reductions in discretionary costs,

Partially offsetting these decreases to Selling, general and administrative expenses was $1.6 million of costs associated with the debt restructuring.

Gain on sale of assets
We recognized a gain on the sale of assets of $1.7 million for certain credits and coupons that were sold during the three months ended March 31, 2023, including the $1.1 million of coupons transferred to NYDIG as part of the debt restructuring.
Depreciation
Depreciation expense increased $0.2 million, or 5%, to $3.8 million for the three months ended March 31, 2023 as compared to the prior year period due to shorter depreciable lives, partially offset by a lower asset base resulting from impairments recognized in 2022.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended March 31, 2023 of $5.7 million compared with operating income of $1.2 million in the three months ended March 31, 2022. The unfavorable variance of $6.9 million is primarily related to lower revenue, in the aggregate, from hosting and mining operations. This more than offset benefits from lower cost of revenue, selling, general and administrative costs and a gain recognized on the sale of assets.
Adjusted loss from operations was $5.8 million for the three months ended March 31, 2023 as compared to adjusted income from operations of $3.3 million in the three months ended March 31, 2022. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the three months ended March 31, 2023, Greenidge incurred an increase of $0.2 million, or 5%, to $3.2 million of other expense due to a higher gain on sale of digital assets of $0.4 million, partially offset by higher interest expense of $0.2 million.

Benefit from income taxes
Our effective tax rate for the three months ended March 31, 2023 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the three months ended March 31, 2022 was 17.9%, which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $8.8 million for the three months ended March 31, 2023 as compared to a net loss of $1.7 million for the three months ended March 31, 2022.
On an adjusted basis, excluding the impact of a gain on sale of assets, debt restructure costs and expansions costs, adjusted net loss during the three months ended March 31, 2023 would have been $9.0 million as compared to $0.2 million in the same period in 2022. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $0.6 million, or 49%, to $0.7 million for the three months ended March 31, 2023. The decrease primarily related to lower operating income caused by the loss of Support.com's largest customer, partially offset by a gain on asset disposal of $3.4 million.
Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with United States Generally Accepted Accounting Principals ("U.S. GAAP").
EBITDA (loss) from continuing operations and Adjusted EBITDA (loss) from continuing operations
"EBITDA from continuing operations" is defined as earnings from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, gain on sale of assets and debt restructuring costs as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss (income) to EBITDA (loss) and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Unaudited Condensed Consolidated Statements of Operations in our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,		Variance
	2023	2022	$	%
Adjusted operating (loss) income from continuing operations
Operating (loss) income from continuing operations	$(5,667)	$1,214	$(6,881)	(567)%
Expansion costs	—	2,104	(2,104)	N/A
Gain on sale of assets	(1,744)	—	(1,744)	N/A
Debt restructuring costs	1,617	—	1,617	N/A
Adjusted operating (loss) income from continuing operations	$(5,794)	$3,318	$(9,112)	(275)%
Adjusted operating margin	(38.2%)	11.4%

Adjusted net loss from continuing operations
Net loss from continuing operations	$(8,842)	$(1,747)	$(7,095)	406%
Expansion costs, after tax	—	1,536	(1,536)	N/A
Gain on sale of assets, after tax	(1,744)	—	(1,744)	N/A
Debt restructuring costs, after tax	1,617	—	1,617	N/A
Adjusted net loss from continuing operations	$(8,969)	$(211)	$(8,758)	N/A

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(8,842)	$(1,747)	$(7,095)	(406)%
Benefit from income taxes	—	(381)	381	N/A
Interest expense, net	3,573	3,353	220	7%
Depreciation	3,820	3,653	167	5%
EBITDA (loss) from continuing operations	(1,449)	4,878	(6,327)	(130)%
Stock-based compensation	481	362	119	33%
Gain on sale of assets	(1,744)	—	(1,744)	N/A
Debt restructuring costs	1,617	—	1,617	N/A
Expansion costs	—	2,104	(2,104)	N/A
Adjusted EBITDA (loss) from continuing operations	$(1,095)	$7,344	$(8,439)	(115)%
Revenue per MWh for datacenter hosting, cryptocurrency mining and power and capacity are used by management to consider the extent to which we may generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized. Depreciation expense is excluded from the cost of revenue (exclusive of depreciation) per MWh metric; therefore, not all cost of revenues for datacenter hosting, cryptocurrency mining and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.
Liquidity and Capital Resources
On March 31, 2023, we had cash and cash equivalents of $17.0 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. In our efforts to improve liquidity, on January 30, 2023, we entered into debt restructuring agreements with NYDIG and B. Riley Commercial. See "Recent Transactions" for further details. We also raised equity through issuances of our Class A common stock under the ATM Agreement.

Our operating cash flows are affected by several factors including the price of bitcoin, cost of electricity, natural gas and emissions credits. During 2022, and more particularly during the second half of 2022, our profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. As a result, management took certain actions during the second half of 2022 and the first quarter of 2023 to improve our liquidity.
As discussed above and under "Recent Transactions," we entered into the NYDIG Agreement to restructure our debt by transferring ownership of miners, previously secured by the MEFAs, under the Purchase Agreement along with the rights to credits and coupons to NYDIG and reduced our debt and accrued interest balance with NYDIG from $75.8 million to $17.3 million. The restructuring of the NYDIG debt is expected to improve Greenidge’s liquidity during 2023 as annual interest payments on the remaining $17.3 million principal balance will be $2.5 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.
We also entered into the Hosting Agreements with NYDIG affiliates. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
Additionally, we entered into the Promissory Note Amendment with B. Riley Commercial, which adjusted payments so that no principal and interest payments are required until June 2023, except for a requirement to repay principal using a portion of net proceeds from sales of equity, which was reduced from 65% to 15% of the net proceeds received. B. Riley Commercial and Atlas Holding LLC each purchased $1 million of our Class A common stock pursuant to the ATM agreement, and we repaid $1.9 million of principal on the Secured Promissory Note from the net proceeds. In addition to the net proceeds from the sale of Class A common stock to B. Riley Commercial and Atlas Holdings LLC, during the first quarter of 2023, we received net proceeds of $6.4 million from sales of Class A common stock pursuant to the ATM agreement, from which we repaid approximately $0.9 million of principal on the Secured Promissory Note.
Since entering into the Hosting Agreements, we have identified opportunities to deploy our company-owned miners. In March 2023, we entered into the Conifex Hosting Agreement, whereby Conifex will provide hosting services to Greenidge utilizing renewable power. In April 2023, we entered into the Hosting Agreement with Core in which Core will host and operate Greenidge-owned bitcoin miners at its facilities. In addition, we installed an approximate 1,500 of additional company-owned miners at our existing facilities. The installation of these miners at Conifex and Core facilities along with our facilities will improve our profits and liquidity during the remainder of 2023 and beyond.
Despite these improvements to our financial condition, we expect we will require additional capital in order to meet the commitments in the table below. Management continues to assess different options to improve liquidity including, but not limited to, issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement, and selling the Company's excess real estate at its South Carolina Facility that is not used in its datacenter operations.
We estimate that our cash resources will fall below $10 million by the end of the first quarter of 2024, which would be considered an Event of Default as defined in the Senior Secured Loan that would require the repayment of the loan balance, unless a waiver is obtained from the lender. We estimate of cash resources available to us through 2023 and through the first quarter of 2024 is dependent on completion of certain actions, including our ability to sell excess real estate in South Carolina, as mentioned above, and minimizing losses associated with the sale or exit of Support.com, as well as bitcoin prices, blockchain difficulty levels and energy prices similar to the those experienced in the first three months of 2023. While bitcoin prices have begun to recover in the first quarter of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While we continue to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and our liquidity could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10Q. Given this uncertainty regarding our financial condition over the next 12 months, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at March 31, 2023, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Debt payments	$125,392	$14,585	$32,470	$78,337	$-
Leases	209	98	111	—	—
Environmental obligations	28,000	600	9,500	9,850	8,050
Natural gas transportation	14,220	1,422	3,792	3,792	5,214
Total	$167,821	$16,705	$45,873	$91,979	$13,264
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
Summary of Cash Flow
The following table provides information about our net cash flow for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
$ in thousands	2023	2022
Net cash (used for) provided by operating activities from continuing operations	$(607)	$4,723
Net cash used for investing activities from continuing operations	(5,867)	(70,641)
Net cash provided by financing activities from continuing operations	4,813	78,163
Increase in cash and cash equivalents from discontinued operations	3,490	1,609
Net change in cash and cash equivalents	1,829	13,854
Cash and cash equivalents at beginning of year	15,217	82,599
Cash and cash equivalents at end of period	$17,046	$96,453
Operating Activities
Net cash used for was $0.6 million for the three months ended March 31, 2023, as compared to net cash provided by was $4.7 million for the three months ended March 31, 2022. The variance in the operating cash flow during the first three months of 2023 as compared to 2022 was driven primarily by the higher loss from continuing operations in 2023. During the three months ended March 31, 2023, higher payments to reduce accrued expenses were offset by the collection of an accounts receivable balance, which was caused by higher sales of power due to a cold streak at the end of December 2022, and the collection of a security deposit associated with the Hosting Agreements.
Investing Activities
Net cash used in investing activities was $5.9 million for the three months ended March 31, 2023, as compared to $70.6 million for the three months ended March 31, 2022. The decrease is primarily related to $64.7 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the significant expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations that was occurring during the prior year.

Financing Activities
Net cash provided by financing activities was $4.8 million for the three months ended March 31, 2023, as compared to $78.2 million for the three months ended March 31, 2022. The decrease is primarily related to the decrease of $80.4 million of proceeds from debt, net of issuance costs received.
Financing Arrangements
See Note 5, "Debt," and Note 9, "Stockholder's Equity" in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.
Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with revenue recognition, valuation of long-lived assets and environmental obligations. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K for the year ended December 31, 2022 with the exception of those described below.
Revenue Recognition
We generate revenue from contacts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customer, and our customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of our performance). Our performance obligation related to these services is satisfied over time. We recognize revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. We bill our customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. We recognize revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. We recorded datacenter hosting revenue of $6.9 million and $0 during the three months ended March 31, 2023 and 2022, respectively.
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
We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. For information on legal proceedings, refer to Note 10, "Commitments and Contingencies—Legal Matters" in our unaudited condensed consolidated financial statements included elsewhere in this report.
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 together with updates to those risk factors or new risk factors contained in this Quarterly Report on Form 10-Q below and any other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties included in our Annual Report on Form 10-K, summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.
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
On December 13, 2022, we received a letter from the listing qualifications department of The Nasdaq Stock Market LLC
(“Nasdaq”) notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules (the "Bid Price Requirement").

We have until June 12, 2023 to regain compliance or we may be eligible for an additional 180 calendar days to comply with the Bid Price Requirement, subject to Nasdaq approval. If the Company does not regain compliance within the compliance period, including any extensions that may be granted by Nasdaq, our Class A common stock will be subject to delisting.

The Company intends to monitor the closing bid price of our Class A common stock and will consider available options, including a reverse stock split, to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. As previously announced on April 13, 2023, we intend to effect a 1-for-10 reverse stock split of our issued and outstanding Class A common stock and Class B common stock, to become effective on May 16, 2023. There can be no assurances, however, that we will be able to gain compliance with Nasdaq’s listing requirements. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Class A common stock to become listed again, stabilize the market price or improve the liquidity of our Class A common stock, or prevent our Class A common stock from dropping below the Bid Price Requirement. Such a de-listing would likely have a negative effect on the price of our Class A common stock and would impair our ability to sell or purchase our Class A common stock when we wish to do so.
If we are unable to comply with the covenants or restrictions contained in our debt settlement agreement with NYDIG, NYDIG could declare all amounts outstanding under that agreement to be due and payable and foreclose on its collateral, which could materially adversely affect our financial condition and operations.
As previously announced, on January 30, 2023, the Company and certain of its subsidiaries entered into a debt settlement agreement (the “Debt Settlement Agreement”) with NYDIG to refinance and replace certain outstanding indebtedness of the Company and its subsidiaries to NYDIG under certain Master Equipment Financing Agreements and related loan documentation (the “MEFAs”). The approximately $76 million in debt previously outstanding under the MEFAs was reduced by approximately $59 million pursuant to the Debt Settlement Agreement and the remaining approximately $17 million outstanding under the MEFAs was refinanced as provided below (the “Refinancing”). As part of the Debt Settlement Agreement, we entered into a Senior Secured Loan Agreement (the “Secured Loan”), by and among us and Greenidge Generation LLC, as borrowers, the other subsidiaries of Greenidge from time to time party thereto as guarantors, the lenders from time to time party thereto, and NYDIG, as administrative agent and as collateral agent. The initial principal balance under the Secured Loan is approximately $17 million. Interest is payable monthly at an interest rate of 15% per annum, computed on the basis of a 360 day year of twelve 30-day months through January 30, 2025. The Secured Loan includes clauses requiring the Company to maintain cash balances in excess of $10 million, and failure to maintain this balance may be considered an event of default by the lender. The Secured Loan also contains customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividend, investments, asset sales and similar covenants and contains customary events of default.

The covenants and other restrictions contained in the Debt Settlement Agreement and other current or future debt agreements could, among other things, restrict our ability to dispose of assets, incur additional indebtedness, create liens on assets, make investments, loans or advances, make acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, substantially all of our borrowed money obligations are secured by certain of our assets.

A failure to comply with any restrictions or covenants in our debt agreements could have serious consequences to our financial condition or result in a default under those debt agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these debt agreements and to foreclose upon collateral securing the debt, among other remedies. Furthermore, an event of default or an acceleration under one of our debt agreements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. We may not be granted waivers or other amendments to these debt agreements if for any reason we are unable to comply with these debt agreements and we may not be able to restructure or refinance our debt on terms acceptable to us, or at all.

Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes relating to climate change or policies regarding cryptocurrency mining, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.

Our business is subject to extensive U.S. federal, state and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, and/or civil or criminal liability and or costly before the agencies and/or in state of federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with datacenter operations, and compliance with, or opposing such regulation, may be costly.

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
Various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the cryptocurrency industry. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022 (the “2022 Events”), the U.S. Congress expressed the need for both greater federal oversight of the cryptocurrency industry and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptocurrency industry generally, and crypto asset platforms in particular. The failures of risk management and other control functions at other companies that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptocurrency industry.

In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed or materially altered, our business prospects and financial results could be negatively impacted. In addition, since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact our ability to hedge our portfolio in an efficient, cost-effective manner by us, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting our ability to utilize non-cash collateral for derivatives transactions.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At the time that Silicon Valley Bank failed, we maintained balances there in excess of the federal insured limit and also, through a subsidiary, processed payroll there. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 19, 2022, Greenidge entered into the ATM Agreement with B. Riley Securities and Northland Securities, Inc. Under the ATM Agreement, B. Riley Securities uses commercially reasonable efforts to sell, on Greenidge’s behalf, shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’Securities normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley Securities may sell shares of the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley Securities commissions for its services in acting as sales agent, in an amount equal to up to 5.0% of the gross proceeds of all Class A common stock sold by B. Riley as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000. Under the terms of the Promissory Note Amendment (as defined below), Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the Equity Purchase Agreement. See "Management’s Discussion and Analysis of Financial Condition And Results of Operations Management’s Discussion And Analysis of Financial Condition and Results of Operations For Greenidge—Recent Transactions—B. Riley Promissory Note" for further details.
From October 1, 2022 through March 31, 2023, Greenidge issued 16,334,133 shares which included 1,333,333 shares issued to B. Riley Commercial on February 1, 2023, as an amendment fee for an amendment to the Secured Promissory Note in favor of B. Riley Commercial. See Note 9, "Stockholder's Equity", in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

10.2
Senior Secured Loan Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and NYDIG ABL LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on January 30, 2023).

10.3
Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on January 30, 2023).

10.4
Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on January 30, 2023).

10.5
Board Observation Rights Letter, dated as of January 30, 2023, between Greenidge Generation Holdings Inc. and NYDIG ABL LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on January 30, 2023).

10.6
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

Greenidge Generation Holdings Inc.

Date: May 15, 2023	By:	/s/ David Anderson
David Anderson
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Robert Loughran
Robert Loughran
Chief Financial Officer