Form 10-Q
period 2023-06-30
Greenidge Generation Holdings Inc.
filed 2023-08-14
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(g) of the Act: None
As of August 10, 2023, the registrant had 4,384,017 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,852,639 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,363	$15,217
Digital assets	—	348
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2023 and December 31, 2022	177	2,696
Prepaid expenses and other assets	3,577	6,266
Emissions and carbon offset credits	1,597	1,260
Income tax receivable	857	798
Current assets held for sale	1,074	6,473
Total current assets	22,645	33,058
LONG-TERM ASSETS:
Property and equipment, net	70,816	130,417
Other long-term assets	836	292
Total assets	94,297	163,767
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	9,391	9,608
Accrued emissions expense	6,090	6,052
Accrued expenses	7,450	11,327
Short-term environmental liability	1,700	600
Long-term debt, current portion	3,536	67,161
Current liabilities held for sale	1,475	3,974
Total current liabilities	29,642	98,722
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	86,687	84,585
Environmental liabilities	26,174	27,400
Other long-term liabilities	3,562	107
Total liabilities	146,065	210,814
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	-	-
Common stock, par value $0.0001, 500,000,000 shares authorized, 7,236,614 and $4,625,278 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	307,238	293,774
Cumulative translation adjustment	(330)	(357)
Accumulated deficit	(358,677)	(340,464)
Total stockholders' equity	(51,768)	(47,047)
Total liabilities and stockholders' equity	$94,297	$163,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Datacenter hosting revenue	$9,660	$—	$16,604	$—
Cryptocurrency mining revenue	3,980	20,067	10,431	43,299
Power and capacity	1,070	2,859	2,832	8,782
Total revenue	14,710	22,926	29,867	52,081
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	6,727	—	11,398	—
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	2,933	11,664	6,181	20,121
Cost of revenue - power and capacity (exclusive of depreciation)	1,481	3,172	3,297	7,195
Selling, general and administrative	7,049	8,291	16,062	20,100
Depreciation	3,165	4,537	6,985	8,190
Impairment of long-lived assets	—	71,500	—	71,500
Gain on sale of assets	(8)	(629)	(1,752)	(629)
Remeasurement of environmental liability	—	11,109	—	11,109
Total operating costs and expenses	21,347	109,644	42,171	137,586
Operating loss	(6,637)	(86,718)	(12,304)	(85,505)
OTHER EXPENSE, NET:
Interest expense, net	(3,112)	(6,910)	(6,685)	(10,262)
Gain (loss) on sale of digital assets	—	(10)	398	(15)
Other income (expense), net	(4)	22	(4)	38
Total other expense, net	(3,116)	(6,898)	(6,291)	(10,239)
Loss from continuing operations before income taxes	(9,753)	(93,616)	(18,595)	(95,744)
Provision for income taxes	—	15,419	—	15,038
Net loss from continuing operations	(9,753)	(109,035)	(18,595)	(110,782)
(Loss) income from discontinued operations, net of tax	(289)	1,153	382	2,471
Net loss	$(10,042)	$(107,882)	$(18,213)	$(108,311)

(Loss) income per basic share:
Loss per basic share from continuing operations	$(1.52)	$(26.24)	$(3.17)	$(26.82)
(Loss) income per basic share from discontinued operations	(0.05)	0.28	0.07	0.60
Loss per basic share	$(1.57)	$(25.96)	$(3.10)	$(26.22)
(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(1.52)	$(26.24)	$(3.17)	$(26.82)
(Loss) income per diluted share from discontinued operations	(0.05)	0.28	0.07	0.60
Loss per diluted share	$(1.57)	$(25.96)	$(3.10)	$(26.22)

Average Shares Outstanding
Basic	6,399	4,156	5,874	4,131
Diluted	6,399	4,156	5,874	4,131
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	4,625,278	$—	$293,774	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	481
Issuance of shares, net of issuance costs	1,211,926	1	8,095	—	—	8,096
Restricted shares award issuance, net of withholdings	9,275	—	—	—	—	—
Issuance of shares for amendment fee associated with debt modification (Note 9), net of issuance costs	133,333		1,000			1,000
Foreign currency translation adjustment	—	—	—	17	—	17
Net loss	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	5,979,812	$1	$303,350	$(340)	$(348,635)	$(45,624)
Stock-based compensation expense	—	—	568	—	—	568
Issuance of shares, net of issuance costs	1,253,434	—	3,320	—	—	3,320
Restricted shares award issuance, net of withholdings	3,368	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(10,042)	(10,042)
Balance at June 30, 2023	7,236,614	$1	$307,238	$(330)	$(358,677)	$(51,768)

Balance at January 1, 2022	4,086,534	$—	$281,819	$—	$(69,396)	$212,423
Stock-based compensation expense	—	—	362	—	—	362
Issuance of shares, net of issuance costs	41,500	—	3,791	—	—	3,791
Restricted shares award issuance, net of withholdings	8,260	—	(65)	—	—	(65)
Proceeds from stock options exercised	33	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(429)	(429)
Balance at March 31, 2022	4,136,327	$—	$285,909	$(32)	$(69,825)	$216,052
Stock-based compensation expense	—	—	306	—	—	306
Issuance of shares, net of issuance costs	55,359	—	2,078	—	—	2,078
Proceeds from stock options exercised	196	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(107,882)	(107,882)
Balance at June 30, 2022	4,191,882	$—	$288,305	$(166)	$(177,707)	$110,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(18,213)	$(108,311)
Income from discontinued operations	382	2,471
Net loss from continuing operations	(18,595)	(110,782)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	6,985	8,190
Impairment of long-lived assets	—	71,500
Interest expense added to principal	1,212	—
Deferred income taxes	—	15,038
Amortization of debt issuance costs	1,405	1,909
Gain on sale of assets	(1,752)	(629)
Remeasurement of environmental liability	—	11,109
Stock-based compensation expense	1,049	669
Professional fees paid in common stock	250	—
Changes in operating assets and liabilities:
Accounts receivable	2,519	(790)
Emissions and carbon offset credits	(337)	1,102
Digital assets	348	—
Prepaids and other assets	2,689	(2,496)
Income tax receivable	(59)	—
Accounts payable	2,101	(663)
Accrued emissions	38	1,256
Accrued expenses	(3,285)	7,061
Income tax payable	—	(2,344)
Other	2,674	11
Net cash flow used for operating activities from continuing operations	(2,758)	141
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(7,033)	(105,374)
Proceeds from sale of assets	592	1,136
Proceeds from sale of marketable securities	—	496
Net cash flow used for investing activities from continuing operations	(6,441)	(103,742)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	11,165	5,869
Proceeds from stock options exercised	—	14
Restricted stock unit awards settled in cash for taxes	—	(65)
Proceeds from debt, net of issuance costs	—	96,605
Principal payments on debt	(5,304)	(17,574)
Repayments of lease obligations	—	(473)
Net cash flow provided by financing activities from continuing operations	5,861	84,376
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	159	3,014
Net cash flow from investing activities of discontinued operations	3,325	(6)
Increase in cash and cash equivalents from discontinued operations	3,484	3,008
CHANGE IN CASH AND CASH EQUIVALENTS	146	(16,217)
CASH AND CASH EQUIVALENTS - beginning of year	15,217	82,599
CASH AND CASH EQUIVALENTS - end of period	$15,363	$66,382

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
Effective May 16, 2023, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. Unless specifically provided otherwise herein, all share and per share amounts of our common stock presented have been retroactively adjusted to reflect the reverse stock split. See Note 9, "Stockholder's Equity", for further details.
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
When comparing to December 31, 2021, during 2022 the bitcoin price declined as much as 66% and ended the year 64% lower. Natural gas prices were much higher during 2022 compared to 2021, peaking at approximately 160% higher than the December 31, 2021 price, and ending the year approximately 47% higher than the December 31, 2021 price. The volatility in these commodity prices negatively impacted the Company's results in 2022. As a result, management took certain actions during the second half of 2022 and the first half of 2023 to improve the Company's liquidity that are described further below. At June 30, 2023, the Company had $15.4 million of cash and cash equivalents, while having $22.9 million of accounts payable and accrued expenses, an estimated $1.7 million of environmental liability spend in the next 12 months, as well as $14.5 million of principal and interest payments on debt due within the next 12 months.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:
•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 23, 2022 through August 1, 2023, have received net proceeds of $14.3 million from sales of Class A common stock under the ATM Agreement, of which $12.2 million of net proceeds was received since January 1, 2023. See Note 9, "Stockholder's Equity", for further details.
•On January 30, 2023, the Company entered into debt restructuring agreements with NYDIG ABL LLC ("NYDIG") and B. Riley Commercial Capital, LLC ("B. Riley Commercial"). The restructuring of the NYDIG debt is expected to improve the Company's liquidity during 2023 as the payments required in 2023 on the remaining principal balance is interest payments of $2.0 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 Master Equipment Finance Agreements, both of which were refinanced in January 2023. See Note 5, "Debt" for further details regarding the debt restructuring agreements.
•In conjunction with the restructuring of the debt with NYDIG, the Company also entered into hosting agreements with NYDIG on January 30, 2023 (the “NYDIG Hosting Agreements”), which is expected to improve its liquidity position, as it provided for cost reimbursements for key input costs, while allowing the Company to participate in the upside should bitcoin prices rise.
•In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 25 acres of land on which the facilities are located. Additionally, pursuant to the non-binding term sheet, in recognition of the capital expenditures required to be made by the Company to upgrade the South Carolina facility, NYDIG agreed that in the event that the Company was proceeding in good faith in connection with the transaction contemplated by the non-binding term sheet, that in the event the Company’s cash reserves fell below $10 million, that the covenant set forth in the NYDIG Senior Secured Loan requiring the Company to maintain a minimum of $10 million of cash would be reduced to $6 million. As the Company has completed the upgrade but is still in the process of subdividing the 25 acre parcel, which is required to close the transaction pursuant to the non-binding term sheet, as an interim measure the parties amended the existing NYDIG Hosting Agreements. In connection with amending the NYDIG Hosting Agreements, and in order to facilitate the transactions contemplated by the non-binding term sheet, on August 11, 2023, NYDIG granted a limited waiver to the Company with respect to reducing the Company’s minimum cash requirement under the NYDIG Senior Secured Loan from $10 million to $6 million and also agreed to amend, on or before August 21, 2023, the NYDIG Senior Secured Loan and the Secured Promissory Note issued to B Riley Commercial (which NYDIG purchased from B Riley Commercial on July 20, 2023 at par) to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023 (the “Limited Waiver”). The Company is actively working towards completing the subdivision of the 25 acre parcel on which the upgraded mining facilities are located so it can consummate the transaction contemplated by the non-binding term sheet, and although there can be no assurances that the Company will close such transaction, the Company currently anticipates that it will be able to do so in the fourth quarter of 2023 and prior to the end of the calendar year.
Upon the closing of the transaction contemplated by the non-binding term sheet, the Company would retain approximately 150 acres of land at the site. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 25 acres of land, Greenidge would receive:
◦Full relief from the Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million;
◦Full relief from the B Riley Commercial Secured Promissory Note with remaining principal of approximately $5.6 million as of June 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par following Greenidge's principal payment to B. Riley Commercial, which reduced the principal balance to approximately $4.1 million;
◦Relief from principal and interest payments between August 2023 and the earlier of closing of the sale or December 29, 2023; however, interest on the Senior Secured Loan and the Secured Promissory Note will accrue over that period;
◦A cash payment of approximately $4.9 million, net of the accrued interest payments on the NYDIG Senior Loan and the B Riley Commercial Secured Promissory Note and certain transaction fees owed to NYDIG; and
◦Bonus payments of up to approximately $2.6 million tied to completion of the expansion of the upgraded mining facility and uptime performance of the facility.
•In addition, the Company sold equipment, coupons and certain environmental credits for total proceeds of $11.7 million from the second quarter of 2022 through the second quarter of 2023 to raise additional funds.
•Since entering into the NYDIG Hosting Agreements, the Company has identified opportunities to deploy its company-owned miners. In March 2023, the Company entered into a hosting agreement with Conifex Timber Inc. ("Conifex"), whereby Conifex will provide hosting services to Greenidge utilizing renewable power (the “Conifex Hosting Agreement”). In April 2023, the Company entered into a hosting agreement with Core Scientific, Inc. ("Core") in which Core will host and operate Greenidge-owned bitcoin miners at its facilities (the “Core Hosting Agreement”, and together with the NYDIG Hosting Agreements and the Conifex Hosting Agreement, the “Hosting Agreements”). In addition, the Company installed approximately 1,500 additional company-owned miners at its existing facilities in Dresden, New York. The Company believes that the installation of these miners at Conifex and Core facilities along with those miners at its own facilities will improve the Company's profits and liquidity during the remainder of 2023 and beyond.
Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s debt servicing requirements. Management will continue to work towards completing the sale of the South Carolina facility, which is expected to occur during the fourth quarter, but it is contingent on the completion of certain actions that would allow the Company to subdivide the 25 acres in order to be able to transfer the facilities along with real estate. While completion of the sale of the South Carolina facility would provide additional liquidity, management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement.
•a sale of the Company's excess real estate at its South Carolina facility that is not used in its datacenter operations.
As a result of the Company's development of the buildout of the upgrade of power capacity and construction of additional mining infrastructure in South Carolina in anticipation of the sale of the site, the Company estimates that cash resources will fall below $10 million during the third quarter 2023; however, as discussed above, pursuant to the Limited Waiver, NYDIG agreed to reduce the minimum cash requirement to $6 million. If the Company is unable to complete the sale of the South Carolina site by December 29, 2023, and it is determined by both parties that the sale would not occur,

(i) the Company would then be required to repay in full the entire principal amount (approximately $4.1 million) and all accrued interest in respect to Secured Promissory Note, (ii) the Company would be required to pay all accrued interest in respect of the NYDIG Senior Secured Loan, (iii) the Company would have a 60-day cure period before the minimum cash requirement would revert to $10 million, and (iv) the Hosting Agreements, as amended, would remain in place. If this were to occur, we would expect that we likely would not have cash in excess of $10 million, which would be considered an Event of Default as defined under the Senior Secured Loan that would require the repayment of the loan balance if a waiver is not obtained from NYDIG. The Company's estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including the completion of the sale of the South Carolina mining facility and related real estate, bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the second quarter of 2023. While bitcoin prices have begun to recover from the significant declines experienced in 2022 during the first six months of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Given this uncertainty regarding the Company's financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Revenue From Contracts With Customer - Hosting

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

Datacenter Hosting Revenue

The Company generates revenue from contracts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company's performance). The Company's performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. The Company bills its customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. The Company recognizes revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption.
Cryptocurrency Datacenter Revenue
Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to provide computing power to the mining pool. The contracts are terminable at any time at no cost by either party and Greenidge’s enforceable right to compensation begins only when, and lasts as long as, Greenidge provides computing power to the mining pool operator. In exchange for providing computing power, Greenidge is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives less digital asset transaction fees to the mining pool operator. The agreements entered into with the pool operators payout based on a Full-Pay-Per-Share payout formula, which is based on a conceptual formula that calculates the hash rate provided by Greenidge to the mining pool as a percentage of total network hash rate and other inputs. Under this payout formula, Greenidge is entitled to consideration upon the provision of computing power to the pool even if a block is not successfully placed by the pool operator. Revenue is measured as the value of the fractional share of the cryptocurrency award received from the pool operator, which has been reduced by the transaction fee retained by the pool operator.
Providing computing power in digital asset transaction verification services is an output of Greenidge’s ordinary activities. The provision of such computing power is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the date received at the liquidation price received in the sale of the bitcoin reward, which is not materially different than the fair value at the contract inception or the time Greenidge has earned the award from the pools. The awards received are automatically sold shortly after receipt. The consideration is all variable based on the amount of computing power provided by Greenidge and the total network hash rate.
Pool fees paid by miners to pooling operators are based on a fixed percentage of the theoretical bitcoin block reward and network transaction fees received by miners. Pooling fees are netted against daily bitcoin payouts. Greenidge does not expect any material future changes in pool fee percentages paid to pooling operators.
Digital Assets
Digital assets, primarily consisting of bitcoin, are included in current assets in the accompanying consolidated balance sheets. Digital assets are classified as indefinite-lived intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other, and are accounted for in connection with Greenidge’s revenue recognition policy. Digital assets held are considered an intangible asset with an indefinite useful life, which is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired.
The Company performs an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on principal markets, indicate that it is more likely than not that its digital assets are impaired. Digital assets are considered impaired if the carrying value is greater than the lowest daily quoted prices at any time during the period. For quoted prices of bitcoin, the Company uses a source that publishes daily cryptocurrency trading metrics from information from multiple exchanges and uses an algorithm that factors the confidence from the distribution of prices reported by the exchanges. Subsequent reversal of impairment losses is not permitted. There were no impairments recorded during 2023. The Company assessed its digital assets for impairment, recorded an impairment of $0.1 million during the three and six months ended June 30, 2022, which is included in Other income, net on the consolidated statements of operations. The Company no longer holds bitcoin assets in custody wallets as of June 30, 2023. As of June 30, 2022, the Company’s digital assets consisted of approximately 29.0 bitcoins.
The Company considers the conversion of digital assets into U.S. dollars as a part of its normal operating activities and includes the impact of that conversion in Net cash flow (used for) provided by operating activities from continuing operations on the Consolidated Statements of Cash Flows.

Digital Assets at December 31, 2022	348
Revenues from digital asset production	10,431
Sale of digital assets	(10,779)
Digital assets at June 30, 2023	—

Recent Accounting Pronouncements, Adopted
There were not any recently adopted or newly issued accounting pronouncements, that have had, or are expected to have, a material impact on the Company's condensed consolidated financial statements and disclosures.

3. DISCONTINUED OPERATIONS

A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell or exit the business, the sale or exit is probable to occur during the next 12 months at a price or cost that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate. A business classified as held for sale should be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on a reporting entity's operations and financial results.
Support.com
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
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million and is continuing to evaluate alternatives for the remainder of the Support.com segment assets. In June 2023, the Company entered into a purchase and sale agreements with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.4 million. The Company anticipates to complete the disposal or wind-down of remaining Support.com operations by the end of the year.
Major classes of assets and liabilities consist of the following:

$ in thousands	June 30, 2023	December 31, 2022
Assets:
Accounts receivable	$870	$3,996
Prepaid expenses and other current assets	879	1,253
Current assets held for sale	1,749	5,249

Property and equipment, net	594	743
Other assets	466	481
Long-term assets held for sale	1,060	1,224
Loss on classification to held for sale	(1,735)	—
Assets held for sale	1,074	6,473

Liabilities:
Accounts payable	82	191
Accrued expenses	851	3,351
Current liabilities held for sale	933	3,542

Other long-term liabilities	542	432
Long-term liabilities held for sale	542	432
Liabilities held for sale	$1,475	$3,974

The Company reasonably expects to close on the sale or exit of Support.com within one year; therefore, the assets and liabilities of Support.com have been presented as current at June 30, 2023 and December 31, 2022.

Financial results from discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2023	2022	2023	2022
Revenue	$1,724	$8,413	$3,845	$16,913
Cost of revenue - services and other (exclusive of depreciation and amortization)	(1,574)	(3,573)	(3,468)	(7,644)
Depreciation and amortization	—	(330)	—	(655)
Selling, general and administrative	(845)	(2,797)	(1,912)	(5,380)
Merger and other costs	(379)	(485)	(530)	(698)
Gain on asset disposal	762	—	4,162	—
Loss on assets classified as held for sale	—	—	(1,735)	—
Other (loss) income, net	23	(5)	20	18
Pretax income from discontinued operations	(289)	1,223	382	2,554
Provision for income taxes	—	70	—	83
(Loss) income from discontinued operations, net of tax	$(289)	$1,153	$382	$2,471

The Company’s effective income tax rate from discontinued operations for the three months ended June 30, 2023 and 2022 was 0% and 5.7%, respectively, and for the six months ended June 30, 2023 and 2022 was 0% and 3.2%, respectively, primarily due to foreign rate differences.

4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022:

$ in thousands	Estimated Useful Lives	June 30, 2023	December 31, 2022
Plant infrastructure	10 years	$729	$—
Miners	3 years	$32,195	$81,979
Miner facility infrastructure	10 years	14,661	14,203
Land	N/A	8,460	8,460
Equipment	5 years	45	45
Construction in process	N/A	19,709	18,349
Miner deposits	N/A	—	7,381
		75,799	130,417
Less: Accumulated depreciation		(4,983)	—
		$70,816	$130,417
Total depreciation expense was $3.2 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively and $7.0 million and $8.2 million for the six months ended June 30, 2023 and 2022, respectively.
On January 30, 2023, Greenidge entered into an agreement regarding its 2021 and 2022 Master Equipment Finance Agreements with NYDIG. During the six months ended June 30, 2023, the Company transferred ownership of bitcoin mining equipment with net book value of $50.0 million and miner deposits of $7.4 million that remained accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer and the related debt was canceled pursuant to a debt settlement agreement entered into with NYDIG. There was no gain or loss recognized on the sales as these assets. The Company recognized a gain on the sale of assets of $1.8 million, which primarily related to the sale of bitcoin miner manufacturer coupons, including $1.2 million that were transferred as part of the debt restructuring agreement with NYDIG.

Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. In 2023 the Company has concluded that no triggering event has occurred and no impairments of long-lived assets have been recorded for the three or six months ended of June 30, 2023.

During the three months ended June 30, 2022, as a result of the significant reduction in the price of bitcoin and increased energy prices during 2022, the Company’s results of operations, as well as income expectations, were negatively impacted resulting in the recognition of noncash impairment charges of $71.5 million to reduce the net book value of the long-lived assets to fair value.

Fair value was determined utilizing the market approach, relying on the guideline public company method. Our guideline public company method incorporates revenue and hash rate multiples from other publicly traded companies with operations and other characteristics similar to Greenidge.

The table below provides a summary of the Q2 2022 impairment by category of asset:

$ in thousands
Land	$5,000
Plant infrastructure	24,400
Miners	20,945
Miner Facility Infrastructure	990
Equipment	190
Software	70
Coal ash impoundment	925
Construction in process	18,980
Total	$71,500

5. DEBT
The following table provides information on the Company's debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	June 30, 2023	December 31, 2022
Equipment Financings:
A-D	May 2021	October 2023	15.0%	$15,724	$—	$10,478
E	July 2021	January 2023	17.0%	$4,457	—	495
F	March 2022	April 2024	13.0%	$81,375	—	63,890
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	72,200	72,200
Secured Promissory Note	March 2022	November 2023	7.5%	$26,500	5,621	10,430
Senior Secured Loan	January 2023	January 2025	15.0%	$17,322	17,689	—
Total Debt					95,510	157,493
Less: Debt discount and issue costs					(5,287)	(5,747)
Total debt at book value					90,223	151,746
Less: Current portion					(3,536)	(67,161)
Long-term debt, net of current portion and deferred financing fees					$86,687	$84,585
The Company incurred interest expense of $3.1 million and $6.9 million during the three months ended June 30, 2023 and 2022, respectively, and $6.7 million and $10.3 million during the six months ended June 30, 2023 and 2022, respectively, under the terms of these financings.
Senior Secured Loan
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the "Borrowers") entered into a Master Equipment Finance Agreement (the "NYDIG Financing Agreement") with NYDIG, as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through December 31, 2022, to finance the acquisition of certain miners and related equipment (the "Financed Equipment"). The Borrowers' obligations under the NYDIG Financing Agreement were fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement were secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The loan schedules bore interest at a rate of 13% per annum and had terms of 25 months. Certain loan schedules were interest-only for a specified period and otherwise payments on loan schedules included both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, were subject to certain covenants and restrictive provisions which, among other things limited: the Borrowers’ ability to incur additional indebtedness for borrowed money; additional liens on the collateral or the equity interests of any of the Borrowers; consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); disposing of the collateral or any portion of the collateral with certain exceptions; the Borrowers’ ability to make certain restricted payments and investments; and the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement is at least pari passu in right of payment; each of which were subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement could not be voluntarily partially prepaid, but could be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: A - D and F."
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
The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification; therefore, no gain or loss was recorded.
The initial principal balance under the Secured Loan (the "Refinanced Amount") was approximately $17.3 million. Interest is payable monthly at an interest rate of 15% per annum, computed on the basis of a 360 day year of twelve 30-day months through January 30, 2025. The Secured Loan includes clauses requiring the Company to maintain cash balances in excess of $10 million, and failure to maintain this balance may be considered an event of default by the lender. The Secured Loan contains customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividend, investments, asset sales and similar covenants and contains customary events of default. In addition, the Secured Loan allowed for a voluntary prepayment of the loan in kind of approximately $10.2 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG entered into a binding agreement by April 30, 2023, facilitated by Greenidge, securing rights to a site for a future mining facility. The Company was informed on April 30, 2023 that NYDIG would not be entering into the binding agreement for the future mining facility and that portion of the debt remained outstanding, and as a result, accrued interest of approximately $0.4 million was capitalized into the principal balance at April 30, 2023.
In order to facilitate the transactions contemplated by a non-binding term sheet associated with the sale of the Company's South Carolina mining site to NYDIG, on August 11, 2023, NYDIG granted the Limited Waiver to the Company with respect to reducing the Company’s minimum cash requirement from $10 million to $6 million and agreed to amend the NYDIG Senior Secured Loan on or before August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023. The Company is actively working towards completing the subdivision of the 25 acre parcel on which the upgraded mining facilities are located so it can consummate the transaction contemplated by the non-binding term sheet, and although there can be no assurances that the Company will close such transaction, the Company currently anticipates that it will be able to do so in the fourth quarter of 2023 before the end of the calendar year.
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
On January 30, 2023, Greenidge entered into the Consent and Amendment No. 1 to the Promissory Note (the "B. Riley Amendment") with B. Riley Commercial. The B. Riley Amendment modified the payment dates and principal and interest payment amounts under the Promissory Note, requiring no principal and interest payments until June 2023 and monthly payments thereafter through November 2023. Under the terms of the B. Riley Amendment, each of B. Riley Commercial and Atlas Holdings LLC ("Atlas"), or an affiliate thereof, purchased $1 million of Greenidge’s Class A common stock under the ATM Agreement. B. Riley Commercial purchased common stock on a principal basis at $7.50 per share and Atlas or its affiliate purchased common stock at market prices through B. Riley acting as sales agent. Greenidge also paid a $1 million dollar amendment fee to B. Riley Commercial, payable by the delivery of Greenidge Class A common stock to B. Riley Commercial, as principal under the ATM Agreement, at a price of $7.50 per share. Under the B. Riley Amendment, Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the equity purchase agreement. The monthly principal amortization payments are $1.5 million beginning June 20, 2023.
The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, therefore, no gain or loss was recorded.
On July 20, 2023, NYDIG purchased the secured promissory note from B. Riley Commercial. See Note 14, Subsequent Events, for further details. Under the Limited Waiver discussed in the description of the Senior Secured Loan, NYDIG agreed to amend the NYDIG the Secured Promissory Note on or before August 21, 2023 to suspend interest and principal payments due under the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023 (the “Limited Waiver”).
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
Minimum Future Principal Payments

Minimum future principal payments on debt at June 30, 2023 were as follows:

$ in thousands
Remainder of 2023	$5,621
2024	—
2025	17,689
2026	72,200
2027	—
Total	$95,510
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $95.5 million and $37.7 million, respectively at June 30, 2023 and $157.5 million and $88.5 million, respectively at December 31, 2022. The notional value does not include unamortized discounts and debt issuance costs of $5.3 million and $5.7 million at June 30, 2023 and December 31, 2022, respectively. The estimated fair value of the senior unsecured notes due October 2026 was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the equipment financings, senior secured note and Secured Promissory Note, the Company believes the notional values approximate their fair values.
6. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands, except per share amounts	2023	2022	2023	2022
Numerator
Net loss from continuing operations	$(9,753)	$(109,035)	$(18,595)	$(110,782)
(Loss) income from discontinued operations, net of tax	(289)	1,153	382	2,471
Net loss	$(10,042)	$(107,882)	$(18,213)	$(108,311)

Denominator
Basic weighted average shares outstanding	6,399	4,156	5,874	4,131
Diluted weighted average shares outstanding	6,399	4,156	5,874	4,131

(Loss) income per basic share:
Loss per basic share from continuing operations	$(1.52)	$(26.24)	$(3.17)	$(26.82)
(Loss) income per basic share from discontinued operations	(0.05)	0.28	0.07	0.60
Loss per basic share	$(1.57)	$(25.96)	$(3.10)	$(26.22)

(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(1.52)	$(26.24)	$(3.17)	$(26.82)
(Loss) income per diluted share from discontinued operations	(0.05)	0.28	0.07	0.60
Loss per diluted share	$(1.57)	$(25.96)	$(3.10)	$(26.22)

For the three and six months ended June 30, 2023, there was no impact of dilution from any of the outstanding 12,048 RSUs or 363,096 common stock options due to the net loss, since inclusion of any impact from these awards would be anti-dilutive. For the three and six months ended June 30, 2022, there was no impact of dilution from any of the outstanding 48,215 RSUs or 57,656 common stock options due to the net loss, since inclusion of any impact from these awards would be antidilutive.
7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company's 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the six months ended June 30, 2023, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 307,684 shares of Class A common stock, outside the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock options inducement grants.
Restricted Common Stock Unit Awards
Restricted stock unit ("RSU") awards are generally eligible to vest over a three-year period.

The Company’s unvested RSU awards activity for the six months ended June 30, 2023 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	24,729	$68.80
Vested	(12,681)	$61.69
Unvested at June 30, 2023	12,048	$76.28
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. There were no grants awarded during the three months ended June 30, 2023. At June 30, 2023, there was approximately $0.7 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of less than 1 year.
Common Stock Options
The Company’s common stock options activity for the six months ended June 30, 2023 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	364,185	$20.46
Forfeited	(1,089)	$62.50
Outstanding at June 30, 2023	363,096	$20.32	9.0	$1,024
Exercisable as of June 30, 2023	50,031	$59.22	7.1	$141
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2023, there was approximately $2.4 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.25 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.6 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively and $1.0 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
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
The effective tax rate for the three and six months ended June 30, 2023 was 0% which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets and, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pretax losses of the U.S. operations in the three months and six months ended June 30, 2023.

The effective tax rate for the three and six months ended June 30, 2022 was (16.5)% and (15.7)%, respectively, which was lower than the statutory rate of 21% due to a charge of $15.0 million for the recognition of a valuation allowance during the three months ended June 30, 2022 for deferred tax assets, primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs.
9. STOCKHOLDERS' EQUITY
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
In connection with the Equity Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s Class A common stock to be issued under the Equity Purchase Agreement. The registration statement became effective on April 28, 2022 (the "Effective Date"), relating to the resale of 572,095 shares of Greenidge’s Class A common stock in connection with the Equity Purchase Agreement.
From the Effective Date to June 30, 2023, Greenidge issued 159,923 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts, of which there were no issuances in the three or six months ended June 30, 2023.
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
From October 1, 2022 through August 10, 2023, Greenidge issued 2,797,959 shares under the ATM Agreement for net proceeds of $14.3 million, of which 1,164,546 shares were issued for net proceeds of $3.1 million for the three months ended June 30, 2023 and 2,509,806 for net proceeds of $12.2 million for the six months ended June 30, 2023. The number of shares issued and the net proceeds includes the issuance of 133,333 shares to B. Riley as payment of a $1.0 million amendment fee on the Promissory Note in February 2023.

Other
In May 2023, Greenidge issued 54,348 unregistered shares of its class A common stock to a vendor as payment for services provided.
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
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has a liability of $17.5 million as of each of June 30, 2023 and December 31, 2022. CCRs are subject to federal and state requirements. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, the Company has recorded an environmental liability of $10.5 million as of each of June 30, 2023 and December 31, 2022. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 3.0%.
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
11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 66% and 56% of the company's revenue during the three and six months ended June 30, 2023, respectively. There was no datacenter hosting revenue during the three and six months ended June 30, 2022.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 27% and 76% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 30% and 67% for the six months ended June 30, 2023 and 2022, respectively.

The Company has one major power customer, NYISO, that accounted for 7% and 12% of its revenue for the three months ended June 30, 2023 and 2022, respectively , and 9% and 17% for the six months ended June 30, 2023 and 2022, respectively.
The Company has one natural gas vendor that accounted for approximately 21% and 63% of cost of revenue for the three months ended June 30, 2023 and 2022, respectively, and 31% and 62% for the six months ended June 30, 2023 and 2022, respectively.
12. RELATED PARTY TRANSACTIONS
Letters of Credit
The Company's controlling stockholder, Atlas, has a letter of credit from a financial institution in the amount of $5.0 million at June 30, 2023 and December 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental liability. See Note 10, "Commitments and Contingencies" under the section "Environmental Liabilities" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at June 30, 2023 and December 31, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Guarantee
An affiliate of Atlas had guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty was limited to $1.0 million and is no longer in effect. Atlas did not make any payments under the guarantee during the three and six months ended June 30, 2023 and 2022.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

$ in thousands	June 30, 2023	December 31, 2022
Prepaid expenses:
Electric deposits	$1,400	$1,400
Prepaid insurance	1,499	3,822
Other	678	1,044
Total	$3,577	$6,266

Accrued expenses:
Accrued interest	$1,031	$1,741
Accrued compensation	1,829	1,535
Accrued non-income taxes	1,843	1,932
Other	2,747	6,119
Total	$7,450	$11,327
Greenidge had the following noncash investing and financing activities:

	Six Months Ended June 30,
$ in thousands	2023	2022
Property and equipment purchases in accounts payable	$1,860	$10,271
Common stock issued for amendment fee to lender	$1,000	$—
Common stock issued for professional services	$250	$—
Exchange of assets for reduction in debt	$49,950	$—
Exchange of coupons for reduction in debt	$1,152	$—
Exchange of equipment deposits for reduction in debt	$7,381	$—
Accrued interest added to debt principal	$592	$—
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through August 14, 2023, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein, except as stated directly below:
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 25 acres of land on which the facilities are located. As the Company was still in the process of subdividing the 25 acre parcel, which is required to close the transaction pursuant to the non-binding term sheet after having completed the upgrade of the mining facilities, the parties have amended the existing NYDIG Hosting Agreements in the interim. In connection with amending the NYDIG Hosting Agreements, and in order to facilitate the transactions contemplated by the non-binding term sheet, NYDIG also agreed, among other things, to grant the Limited Waiver to the Company with respect to reducing the Company’s minimum cash requirement under the NYDIG Senior Secured Loan from $10 million to $6 million and to amend the NYDIG Senior Secured Loan and the Secured Promissory Note issued to B Riley Commercial (which NYDIG purchased from B Riley Commercial on July 20, 2023 at par) on or before August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii)

December 29, 2023. The Company is actively working towards completing the subdivision of the 25 acre parcel on which the upgraded mining facilities are located so it can consummate the transaction contemplated by the non-binding term sheet, and although there can be no assurances that the Company will close such transaction, the Company currently anticipates that it will be able to do so in the fourth quarter of 2023 before the end of the calendar year.
Upon the closing of the transaction contemplated by the non-binding term sheet, the Company would retain approximately 150 acres of land at the site. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 25 acres of land, Greenidge would receive:
•Full relief from the Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million;
•Full relief from the B Riley Commercial Secured Promissory Note with remaining principal of approximately $5.6 million as of June 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par following Greenidge's principal payment to B. Riley Commercial, which reduced the principal balance to approximately $4.1 million;
•Relief from principal and interest payments between August 2023 and the earlier of closing of the sale or December 31, 2022; however, interest on the Senior Secured Loan and the Secured Promissory Note will accrue over that period;
•A cash payment of approximately $4.9 million, net of the accrued interest payments on the NYDIG Senior Loan and the B Riley Commercial Secured Promissory Note and certain transaction fees owed to NYDIG; and
•Bonus payments of up to approximately $2.6 million tied to completion of the expansion of the upgraded mining facility and uptime performance of the facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and six months ended June 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
Greenidge datacenter operations consisted of approximately 38,700 miners with approximately 4.1 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 28,500 miners, or 2.9 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Recent Transactions
Cryptocurrency Mining Hosting Agreements
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

NYDIG Agreements
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

The restructuring of the NYDIG debt is expected to improve Greenidge’s liquidity during 2023 as the payments required in 2023 on the remaining principal balance is interest payments of $2.0 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.

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

NYDIG Hosting Agreements
On January 30, 2023, we entered into the Hosting Agreements with NYDIG affiliates, which resulted in us largely operating as a hosting facility and service provider for miners acquired from us by NYDIG affiliates (the "NYDIG Hosting Agreements"). Under these agreements, we agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at our facilities for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside should bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. The arrangement covers most of our current mining capacity at the New York Facility and the entire South Carolina Facility. During the first quarter, we transitioned the mining operations to hosting by re-pooling the miners to NYDIG mining pools during February and March 2023. This process was substantially complete at March 31, 2023.

B. Riley Promissory Note
On January 30, 2023, we also entered into the Consent and Amendment No. 1 to the Promissory Note ("Promissory Note Amendment")in favor of B. Riley Commercial ("B. Riley Commercial") regarding $10.6 million of debt, including accrued interest, which included the following terms:
•B. Riley Commercial purchased $1 million of our Class A common stock on a principal basis at a price of $7.50 per share pursuant to an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement");
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
•Principal payments of $1.5 million beginning in June 2023 through November 2023 when any remaining principal will be due; AND
•We paid B. Riley Commercial a $1 million amendment fee payable by the delivery of our Class A common stock to B. Riley Commercial, issuable at $7.50 per share, acquired on a principal basis under the ATM Agreement.

South Carolina Expansion and Sale
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW, as well as the expansion of the mining infrastructure in order to support approximately 8,500 incremental miners. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 25 acres of land on which the facilities are located. As the Company was still in the process of subdividing the 25 acre parcel, which is required to close the transaction pursuant to the non-binding term sheet after having completed the upgrade of the mining facilities, the parties have amended the existing NYDIG Hosting Agreements in the interim. In connection with amending the NYDIG

Hosting Agreements, and in order to facilitate the transactions contemplated by the non-binding term sheet, NYDIG also agreed, among other things, to grant the Limited Waiver to the Company with respect to reducing the Company’s minimum cash requirement under the NYDIG Senior Secured Loan from $10 million to $6 million and to amend the NYDIG Senior Secured Loan and the Secured Promissory Note issued to B Riley Commercial (which NYDIG purchased from B Riley Commercial on July 20, 2023 at par) on or before August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023. The Company is actively working towards completing the subdivision of the 25 acre parcel on which the upgraded mining facilities are located so it can consummate the transaction contemplated by the non-binding term sheet, and although there can be no assurances that the Company will close such transaction, the Company currently anticipates that it will be able to do so in the fourth quarter of 2023 before the end of the calendar year.
Upon the closing of the transaction contemplated by the non-binding term sheet, the Company would retain approximately 150 acres of land at the site. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 25 acres of land, Greenidge would receive:
•Full relief from the Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million;
•Full relief from the B Riley Commercial Secured Promissory Note with remaining principal of approximately $5.6 million as of June 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par following Greenidge's principal payment to B. Riley Commercial, which reduced the principal balance to approximately $4.1 million;
•Relief from principal and interest payments between August 2023 and the earlier of closing of the sale or December 31, 2022; however, interest on the Senior Secured Loan and the Secured Promissory Note will accrue over that period;
•A cash payment of approximately $4.9 million, net of the accrued interest payments on the NYDIG Senior Loan and the B Riley Commercial Secured Promissory Note and certain transaction fees owed to NYDIG; and
•Bonus payments of up to approximately $2.6 million tied to completion of the expansion of the upgraded mining facility and uptime performance of the facility.

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

Results from Continuing Operations - Three Months Ended June 30,
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended June 30, 2023 versus the first three months ended June 30, 2022, unless otherwise specified.

	Three Months Ended June 30,		Variance
	2023	2022	$	%
REVENUE:
Datacenter hosting revenue	$9,660	$—	$9,660	N/A
Cryptocurrency mining revenue	3,980	20,067	$(16,087)	(80)%
Power and capacity	1,070	2,859	(1,789)	(63)%
Total revenue	14,710	22,926	(8,216)	(36)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	11,141	14,836	(3,695)	(25)%
Selling, general and administrative	7,049	8,291	(1,242)	(15)%
Depreciation	3,165	4,537	(1,372)	(30)%
Impairment of long-lived assets	—	71,500	(71,500)	(100)%
Gain on sale of assets	(8)	(629)	621	(99)%
Remeasurement of environmental liability	—	11,109	(11,109)	(100)%
Total operating costs and expenses	21,347	109,644	(88,297)	(81)%
Operating loss	(6,637)	(86,718)	80,081	(92)%
OTHER EXPENSE, NET:	—	—
Interest expense, net	(3,112)	(6,910)	3,798	(55)%
Gain (loss) on sale of digital assets	—	(10)	10	(100)%
Other income (expense), net	(4)	22	(26)	(118)%
Total other expense, net	(3,116)	(6,898)	3,782	(55)%
Loss from continuing operations before income taxes	(9,753)	(93,616)	83,863	(90)%
Provision for income taxes	—	15,419	(15,419)	(100)%
Net loss from continuing operations	$(9,753)	$(109,035)	$99,282	(91)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(6,100)	$(4,650)	(1,450)	31%
Adjusted operating margin from continuing operations	(41.5)%	(20.3)%
Adjusted net loss from continuing operations	$(9,216)	$(11,911)	2,695	(23)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(3,476)	$(82,169)	78,693	(96)%
as a percent of revenues	(23.6)%	(358.4)%
Adjusted EBITDA (loss) from continuing operations	$(2,371)	$205	(2,576)	(1257)%
as a percent of revenues	(16.1)%	0.9%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Revenue
Datacenter hosting revenue	$9,660	$—	$9,660	N/A
Cryptocurrency mining revenue	3,980	20,067	(16,087)	(80)%
Power and capacity	1,070	2,859	(1,789)	(63)%
Total revenue	$14,710	$22,926	$(8,216)	(36)%
Components of revenue as % of total
Datacenter hosting	66%	—%
Cryptocurrency mining	27%	88%
Power and capacity	7%	12%
Total revenue	100%	100%
MWh
Datacenter hosting	135,161	—	135,161	N/A
Cryptocurrency mining	35,150	121,302	(86,152)	(71)%
Power and capacity	23,523	27,799	(4,276)	(15)%
Revenue per MWh
Datacenter hosting	$71	$—	$71	N/A
Cryptocurrency mining	$113	$165	$(52)	(32)%
Power and capacity	$45	$103	$(58)	(56)%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$6,727	$—	$6,727	N/A
Cryptocurrency mining	$2,933	$11,664	$(8,731)	(75)%
Power and capacity	$1,481	$3,172	$(1,691)	(53)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$50	$—	$50	N/A
Cryptocurrency mining	$83	$96	$(13)	(14)%
Power and capacity	$63	$114	$(51)	(45)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	527	—	527	N/A
Cryptocurrency mining	143	621	(478)	(77)%
Total bitcoins produced	670	621	49	8%

Average bitcoin price	$28,038	$32,689	$(4,651)	(14)%
Average active hash rate (EH/s) (Hosted miners)	2,065,269	—	2,065,269	N/A
Average active hash rate (EH/s) (Company-owned miners)	577,090	1,597,793	(1,020,703)	(64)%
Average difficulty (in trillions of hash)	49.5 T	29.7 T	19.80	67%

Average bitcoin price is determined using the average daily price of the bitcoin earned using the price from the exchange used by Greenidge at the time earned.

Average hash rate is Greenidge’s average computing power over the period supplied to pool operators, which is measured using data from the pool operators.

Average difficulty is a measure of how difficult and time-consuming it is to find the right hash to solve the algorithm on the blockchain in order to receive a reward. Difficulty increases or decreases over time, depending on the number of miners on the network. It is the number of hashes it takes to solve the algorithm on the bitcoin blockchain. Our measure of Average difficulty is derived from the daily average difficulty reported by CoinMetrics, a leading provider of crypto financial intelligence.
Revenue

On January 30, 2023, upon entering into our hosting agreement with NYDIG, we transitioned the significant majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. We produced approximately 670 bitcoin during the second quarter of 2023, of which 527 bitcoin were produced by third-party miners through our datacenter hosting and 143 bitcoin were produced by our Greenidge owned miners through self-mining. At June 30, 2023, Greenidge datacenter operations consisted of approximately 38,700 miners with approximately 4.1 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 28,500 miners, or 2.9 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreements, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers significant majority of our current mining capacity at our owned facilities. We generated revenue of $9.7 million for the second quarter of 2023 for which there was no revenue in the comparable period of 2022.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company. Our cryptocurrency mining revenue decreased $16.1 million, or 80%, to $4.0 million. We estimate that approximately 40% of the decrease was due to the increase in the global bitcoin mining difficulty factor, while approximately 37% of the decrease was a result of the decline in Greenidge's average mining hashrate due to the sale of miners to NYDIG and the transition of capacity to hosting during the course of the first quarter of 2023 and subsequent ramp up of deployment of Greenidge's owned miners during the second quarter of 2023. Additionally, we estimate that approximately 3% of the decline was due to the decrease in the average price of bitcoin. Bitcoin mining difficulty was 67% higher compared to the prior period due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 14% lower and our average hash rate decreased 64% primarily related to the sale of miners to NYDIG in January 2023 and the reallocation of our a significant majority of our datacenter infrastructure capacity to hosting services.
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
Our power and capacity revenue decreased $1.8 million, or 63%, to $1.1 million during the three months ended June 30, 2023. We estimate that lower volume reduced revenues by approximately 15% and lower prices impacted the power and capacity revenues by approximately 47%. This was a result of 56% lower price per MWh sold to the power grid and a 15% decrease in volume in second quarter of 2023, as compared to the prior period. The power revenue decreased in the second quarter of 2023 due to more moderate weather in New York during the second quarter of 2023 as compared to the second quarter of 2022 experienced.

Cost of revenue (exclusive of depreciation)

	Three Months Ended June 30,		Variance
	2023	2022	$	%
Datacenter hosting	$6,727	$—	$6,727	N/A
Cryptocurrency mining	2,933	11,664	(8,731)	(75)%
Power and capacity	1,481	3,172	(1,691)	(53)%
Total cost of revenue (exclusive of depreciation)	$11,141	$14,836	$(3,695)	(25)%
As a percentage of total revenue	75.7%	64.7%
Total cost of revenue, exclusive of depreciation, decreased $3.7 million, or 25%, to $11.1 million during the three months ended June 30, 2023 as compared to the prior year period. Total cost of revenue, exclusive of depreciation, decreased approximately 36% due to lower natural gas input costs at the New York facility, as the average cost of natural gas per dekatherm was approximately 46% lower than the prior year. This decrease was partially offset by an increase in costs by approximately 12% due to monthly hosting fees paid to 3rd parties for hosting company owned miners which was a cost that did not occur in the prior year period when all company owned miners were hashing at company owned sites and by approximately 3% due to costs associated with a planned maintenance of the New York facility in the second quarter of 2023.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWH used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWH utilized by cryptocurrency mining declined due a larger portion of mining capacity used for Hosting during the three months ended June 30, 2023. Costs paid to third party hosting sites are all allocated to cryptocurrency mining.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.2 million, or 15%, to $7.0 million for the three months ended June 30, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•a decrease in legal costs of $0.8 million as the Company incurred higher regulatory related legal costs in the second quarter of 2022 associated with permit renewals and environmental matters at the New York plant; and
•a decrease in discretionary costs of approximately $0.4 million, primarily travel-related and outside consulting.
Depreciation
Depreciation expense decreased $1.4 million, or 30%, to $3.2 million for the three months ended June 30, 2023 as compared to the prior year period due to a lower asset base resulting from impairments recognized in 2022 and the sale of miners in early 2023.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended June 30, 2023 of $6.6 million compared with an operating loss of $86.7 million in the three months ended June 30, 2022. The favorable variance of $80.1 million is primarily related to a $71.5 million impairment of assets and an $11.1 million remeasurement of environmental liabilities recognized in the second quarter of 2022 that did not recur in the second quarter of 2023, as well as lower cost of revenue, selling, general and administrative costs, partially offset by lower revenue, in the aggregate, from hosting and mining operations.
Adjusted operating loss from continuing operations was $6.1 million for the three months ended June 30, 2023 as compared to adjusted loss from operations of $4.7 million in the three months ended June 30, 2022. The increase in the adjusted loss from operations was primarily driven by the lower margin on the revenue caused by the shift of our owned mining infrastructure capacity to datacenter hosting and our owned miners being hosted by third parties along with the impacts of increased difficulty and lower average bitcoin price on revenue. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Total other expense, net
During the three months ended June 30, 2023, other expense decreased by $3.8 million, or 55%, to $3.1 million primarily from a decrease in interest expense of $3.8 million, due to lower debt balances in 2023 compared to 2022.
Benefit from income taxes
Our effective tax rate for the three months ended June 30, 2023 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the three months ended June 30, 2022 was (16.5)%, which was caused by the recognition of a valuation allowance on our deferred tax assets during the second quarter of 2022
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss from continuing operations of $9.8 million for the three months ended June 30, 2023 as compared to a net loss from continuing operations of $109.0 million for the three months ended June 30, 2022.
On an adjusted basis, excluding the impact of a gain on sale of assets and restructuring costs, adjusted net loss during the three months ended June 30, 2023 would have been $9.2 million as compared to $11.9 million in the same period in 2022. The decrease in the adjusted net loss from continuing operations was driven primarily by a decrease in interest expense due to lower debt balances in 2023, partially offset by the same factors discussed above in Operating (loss) income from continuing operations. Adjusted net loss from continuing operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income (loss) from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $1.3 million, or 114%, to a $0.3 million loss for the three months ended June 30, 2023. The decrease primarily related to lower operating income caused by the loss of Support.com's largest customer, partially offset by a gain on asset disposal of $0.8 million.
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

Adjusted operating (loss) income from continuing operations, Adjusted net loss from continuing operations, EBITDA (loss) from continuing operations and Adjusted EBITDA (loss) from continuing operations

Adjusted operating (loss) income from continuing operations” is defined as Operating(loss) income from continuing operations adjusted for special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations.“Adjusted net (loss) income from continuing operations” is defined as Net (loss) income from continuing operations adjusted for the after-tax impact of special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations."EBITDA from continuing operations" is defined as earnings from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, gain on sale of assets and debt restructuring costs as they are not indicative of business operations. Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations,EBITDA from continuing operations and Adjusted EBITDA from continuing operations are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations,EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations and Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations and Adjusted EBITDA from continuing operations in the same fashion.

Because of these limitations, Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations on a supplemental basis. You should review the reconciliations of Operating loss from continuing operations to Adjusted operating loss from continuing operations, Net loss from continuing operations to Adjusted net loss from continuing operations and net (loss) income from continuing operations to EBITDA (loss) from continuing operations and Adjusted EBITDA from continuing operations below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Unaudited Condensed Consolidated Statements of Operations in our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,		Variance
	2023	2022	$		%
Adjusted operating loss from continuing operations
Operating loss from continuing operations	$(6,637)	$(86,718)	$80,081		(92)%
Expansion costs	—	88	(88)		(100)%
Gain on sale of assets	(8)	(629)	621	—	(99)%
Impairment of long-lived assets	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability	—	11,109	(11,109)		(100)%
Restructuring costs	545	—	545		N/A
Adjusted operating loss from continuing operations	$(6,100)	$(4,650)	$(1,450)		31%
Adjusted operating margin	(41.5%)	(20.3%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(9,753)	$(109,035)	$99,282		(91)%
Expansion costs, after tax	—	88	(88)		(100)%
Gain on sale of assets, after tax	(8)	(629)	621		(99)%
Impairment of long-lived assets, after tax	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability, after tax	—	11,109	(11,109)		(100)%
Restructuring costs, after tax	545	—	545		N/A
Tax charge for valuation allowance	—	15,056	(15,056)		(100)%
Adjusted net loss from continuing operations	$(9,216)	$(11,911)	$2,695		(23)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(9,753)	$(109,035)	99,282		(91)%
Provision for income taxes	—	15,419	(15,419)		(100)%
Interest expense, net	3,112	6,910	(3,798)		(55)%
Depreciation	3,165	4,537	(1,372)	—	(30)%
EBITDA (loss) from continuing operations	(3,476)	(82,169)	78,693		(96)%
Stock-based compensation	568	306	262		86%
Gain on sale of assets	(8)	(629)	621		(99)%
Impairment of long-lived assets, after tax	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability, after tax	—	11,109	(11,109)		(100)%
Restructuring costs	545	—	545		N/A
Expansion costs	—	88	(88)		(100)%
Adjusted EBITDA (loss) from continuing operations	$(2,371)	$205	$(2,576)		(1257)%
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

Results from Continuing Operations - Six Months Ended June 30,
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the six months ended June 30, 2023 versus the first six months ended June 30, 2022, unless otherwise specified.

	Six Months Ended June 30,		Variance
	2023	2022	$	%
REVENUE:
Datacenter hosting revenue	$16,604	$—	$16,604	N/A
Cryptocurrency mining revenue	10,431	43,299	(32,868)	(76)%
Power and capacity	2,832	8,782	(5,950)	(68)%
Total revenue	29,867	52,081	(22,214)	(43)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	20,876	27,316	(6,440)	(24)%
Selling, general and administrative	16,062	20,100	(4,038)	(20)%
Depreciation	6,985	8,190	(1,205)	(15)%
Gain on sale of assets	(1,752)	(629)	(1,123)	179%
Impairment of long-lived assets	—	71,500	(71,500)	N/A
Remeasurement of environmental liability	—	11,109	(11,109)	N/A
Total operating costs and expenses	42,171	137,586	(95,415)	(69)%
Operating loss	(12,304)	(85,505)	73,201	(86)%
OTHER EXPENSE, NET:
Interest expense, net	(6,685)	(10,262)	3,577	(35)%
Gain (loss) on sale of digital assets	398	(15)	413	(2753)%
Other income (expense), net	(4)	38	(42)	(111)%
Total other expense, net	(6,291)	(10,239)	3,948	(39)%
Loss from continuing operations before income taxes	(18,595)	(95,744)	77,149	(81)%
Provision for income taxes	—	15,038	(15,038)	(100)%
Net loss from continuing operations	$(18,595)	$(110,782)	$92,187	(83)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(11,894)	$(1,333)	(10,561)	792%
Adjusted operating margin from continuing operations	(39.8)%	(2.6)%
Adjusted net loss from continuing operations	$(18,185)	$(13,658)	(4,527)	33%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(4,925)	$(77,292)	72,367	(94)%
as a percent of revenues	(16.5)%	(148.4)%
Adjusted EBITDA (loss) from continuing operations	$(3,466)	$7,549	(11,015)	(146)%
as a percent of revenues	(11.6)%	14.5%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").
Key Metrics
The following table provides a summary of key metrics related to the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Datacenter hosting revenue	$16,604	$—	$16,604	N/A
Cryptocurrency mining revenue	10,431	43,299	$(32,868)	(76)%
Power and capacity	2,832	8,782	(5,950)	(68)%
Total revenue	$29,867	$52,081	$(22,214)	(43)%
Components of revenue as % of total
Datacenter hosting	56%	—%
Cryptocurrency mining	35%	83%
Power and capacity	9%	17%
Total revenue	100%	100%
MWh
Datacenter hosting	226,140	—	226,140	N/A
Cryptocurrency mining	94,783	222,392	(127,609)	(57)%
Power and capacity	53,715	81,060	(27,345)	(34)%
Revenue per MWh
Datacenter hosting	$73	$—	$73	N/A
Cryptocurrency mining	$110	$195	$(85)	(44)%
Power and capacity	$53	$108	$(55)	(51)%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$11,398	$—	$11,398	N/A
Cryptocurrency mining	$6,181	$20,121	$(13,940)	(69)%
Power and capacity	$3,297	$7,195	$(3,898)	(54)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$50	$—	$50	N/A
Cryptocurrency mining	$65	$90	$(25)	(28)%
Power and capacity	$61	$89	$(28)	(31)%

Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	919	—	919	N/A
Cryptocurrency mining	449	1,182	(733)	(62)%
Total bitcoins produced	1,368	1,182	186	16%

Average bitcoin price	25,468	36,974	(11,506)	(31)%
Average active hash rate (EH/s) (Hosted miners)	1,749,004	—	1,749,004	N/A
Average active hash rate (EH/s) (Company-owned miners)	786,713	1,453,582	(666,869)	(46)%
Average difficulty	44.9 T	28.2 T	16.7	59%

Average bitcoin price is determined using the average daily price of the bitcoin earned using the price from the exchange used by Greenidge at the time earned.

Average hash rate is Greenidge’s average computing power over the period supplied to pool operators, which is measured using data from the pool operators.

Average difficulty is a measure of how difficult and time-consuming it is to find the right hash to solve the algorithm on the blockchain in order to receive a reward. Difficulty increases or decreases over time, depending on the amount of computing power on the network. It is the number of hashes it takes to solve the algorithm on the bitcoin blockchain. Our measure of Average difficulty is derived from the daily average difficulty reported by CoinMetrics, a leading provider of crypto financial intelligence.
Revenue

On January 30, 2023, upon entering into our hosting agreement with NYDIG, we transitioned the significant majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. We produced approximately 1,368 bitcoin during the six months ended June 30, 2023, of which 919 bitcoin were produced by third-party miners through our datacenter hosting and 449 bitcoin were produced by our Greenidge owned miners through self-mining. At June 30, 2023, Greenidge datacenter operations consisted of approximately 38,700 miners with approximately 4.1 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 28,500 miners, or 2.9 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreements, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and South Carolina Facility. We generated revenue of $16.6 million for the first six months of 2023 for which there was no revenue in the comparable period of 2022.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue decreased $32.9 million, or 76%, to $10.4 million. We estimate that approximately 38% of the decrease was due to the increase in the global bitcoin mining difficulty factor, while approximately 25% of the decrease was a result of the decline of Greenidge's average mining hashrate due to the sale of miners to NYDIG and the transition of mining infrastructure capacity to hosting during the course of the first quarter of 2023 and subsequent ramp up of deployment of Greenidge's owned miners during the second quarter of 2023. Additionally, we estimate that approximately 13% of the decline was due to the decrease in the average price of bitcoin. Bitcoin mining difficulty was 59% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 31% lower and our average hash rate decreased 46% primarily related to the sale of miners to NYDIG in January 2023 and the reallocation of our a significant majority of our datacenter infrastructure capacity to hosting services.
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
Our power and capacity revenue decreased $6.0 million, or 68%, to $2.8 million during the six months ended June 30, 2023. We estimate that lower volume reduced revenues by approximately 34% and lower prices impacted the power and capacity revenues by approximately 34%. This was a result of 51% lower price per MWh sold to the power grid and a 34% decrease in volume in the first six months of 2023, as compared to the prior period. The power revenue decreased in the first six months of 2023, due to relatively mild weather in New York during the first half of 2023, while there was a period of severe weather in January 2022 that caused a spike in power demand, which coincided with higher prices for electricity.
Cost of revenue (exclusive of depreciation)

	Six Months Ended June 30,		Variance
	2023	2022	$	%
Datacenter hosting	$11,398	$—	$11,398	N/A
Cryptocurrency mining	6,181	20,121	(13,940)	(69)%
Power and capacity	3,297	7,195	(3,898)	(54)%
Total cost of revenue (exclusive of depreciation)	$20,876	$27,316	$(6,440)	(24)%
As a percentage of total revenue	69.9%	52.4%
Total cost of revenue, exclusive of depreciation, decreased $6.4 million, or 24%, to $20.9 million during the six months ended June 30, 2023 as compared to the prior year period. Total cost of revenue, exclusive of depreciation, decreased approximately 25% due to lower natural gas input costs at the New York facility, as the average cost of natural gas per dekatherm was approximately 65% lower than the prior year.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWH used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWH utilized by cryptocurrency mining declined due to the transition to the Hosting Agreements during the six months ended June 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $4.0 million, or 20%, to $16.1 million for the six months ended June 30, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Expansion costs decreased $2.2 million as the result of the non-recurring of costs incurred in the prior year related primarily to costs associated with the potential Texas expansion which did not occur;
•Decrease of approximately $1.1 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year associated with permit renewals and environmental matters at the New York plant; and

•Total employee costs decreased $0.8 million in 2023 compared to the prior year, as a result of declines in discretionary employee expenses including incentive compensation
Gain on sale of assets
We recognized a gain on the sale of assets of $1.8 million for the sale of certain credits and coupons during six months ended June 30, 2023, including the $1.1 million of coupons transferred to NYDIG as part of the debt restructuring.
Depreciation
Depreciation expense decreased $1.2 million, or 15%, to $7.0 million for the six months ended June 30, 2023 as compared to the prior year period due to a lower asset base resulting from impairments recognized in 2022 and the sale of miners in during the first quarter of 2023.
Operating (loss) income from continuing operations
We reported an operating loss from continuing operations for the six months ended June 30, 2023 of $12.3 million compared with an operating loss from continuing operations of $85.5 million in the six months ended June 30, 2022. The favorable variance of $73.2 million is primarily related to a $71.5 million impairment of assets and an $11.1 million remeasurement of environmental liabilities recognized in the second quarter of 2022 that is absent in the second quarter of 2023, as well as lower cost of revenue, selling, general and administrative costs, partially offset by lower revenue, in the aggregate, from hosting and mining operations.
Adjusted operating loss from continuing operations was $11.9 million for the six months ended June 30, 2023 as compared to adjusted operating loss from continuing operations of $1.3 million in the six months ended June 30, 2022. The increase in the adjusted loss from operations was primarily driven by the lower margin on the revenue caused by the shift of our owned mining infrastructure capacity to datacenter hosting and our owned miners being hosted by third parties along with the impacts of increased difficulty and lower average bitcoin price on revenue. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the six months ended June 30, 2023, other expense decreased $3.9 million, or 39%, to $6.3 million primarily from a decrease in interest expense of $3.6 million, due to lower debt balances in 2023 compared to 2022.
Benefit from income taxes
Our effective tax rate for the six months ended June 30, 2023 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the six months ended June 30, 2022 was (15.7)%, which was caused by the recognition of a valuation allowance on our deferred tax assets during the second quarter of 2022.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss from continuing operations of $18.6 million for the six months ended June 30, 2023 as compared to a net loss from continuing operations of $110.8 million for the six months ended June 30, 2022.
On an adjusted basis, excluding the impact of a gain on sale of assets and restructuring costs, adjusted net loss from continuing operations during the six months ended June 30, 2023 would have been $18.2 million as compared to $13.7 million in the same period in 2022. The increase in the adjusted net loss from continuing operations was driven primarily by the same factors discussed above in Operating (loss) income from continuing operations, but was partially offset by a decrease in interest expense due to lower debt balances in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $2.1 million, or 85%, to $0.4 million for the six months ended June 30, 2023. The decrease primarily related to lower operating income caused by the loss of Support.com's largest customer, partially offset by a gain on asset disposal of $4.2 million.
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
Adjusted operating (loss) income from continuing operations, Adjusted net loss from continuing operations, EBITDA (loss) from continuing operations and Adjusted EBITDA (loss) from continuing operations

Adjusted operating (loss) income from continuing operations” is defined as Operating(loss) income from continuing operations adjusted for special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. “Adjusted net (loss) income from continuing operations” is defined as Net (loss) income from continuing operations adjusted for the after-tax impact of special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. "EBITDA from continuing operations" is defined as earnings from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, gain on sale of assets and debt restructuring costs as they are not indicative of business operations. Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations are intended as supplemental measures of our performance that are neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations and Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations and Adjusted EBITDA from continuing operations in the same fashion.

Because of these limitations, Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted operating (loss) income from continuing operations, Adjusted net (loss) income from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations on a supplemental basis. You should review the reconciliations of Operating loss from continuing operations to Adjusted operating loss from continuing operations, Net loss from continuing operations to Adjusted net loss from continuing operations and net (loss) income from continuing operations to EBITDA (loss) from continuing operations and Adjusted EBITDA from continuing operations below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Unaudited Condensed Consolidated Statements of Operations in our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,		Variance
	2023	2022	$		%
Adjusted operating loss from continuing operations
Operating loss from continuing operations	$(12,304)	$(85,505)	$73,201		(86)%
Expansion costs	—	2,192	(2,192)		(100)%
Gain on sale of assets	(1,752)	(629)	(1,123)	—	179%
Impairment of long-lived assets	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability	—	11,109	(11,109)		(100)%
Restructuring costs	2,162	—	2,162		N/A
Adjusted operating loss from continuing operations	$(11,894)	$(1,333)	$(10,561)		792%
Adjusted operating margin	(39.8%)	(2.6%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(18,595)	$(110,782)	$92,187		(83)%
Expansion costs, after tax	—	88	(88)		(100)%
Gain on sale of assets, after tax	(1,752)	(629)	(1,123)		179%
Impairment of long-lived assets, after tax	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability, after tax	—	11,109	(11,109)		(100)%
Restructuring costs, after tax	2,162	—	2,162		N/A
Tax charge for valuation allowance	—	15,056	(15,056)		(100)%
Adjusted net loss from continuing operations	$(18,185)	$(13,658)	$(4,527)		33%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(18,595)	$(110,782)	92,187		(83)%
Provision for income taxes	—	15,038	(15,038)		(100)%
Interest expense, net	6,685	10,262	(3,577)		(35)%
Depreciation	6,985	8,190	(1,205)	—	(15)%
EBITDA (loss) from continuing operations	(4,925)	(77,292)	72,367		(94)%
Stock-based compensation	1,049	669	380		57%
Gain on sale of assets	(1,752)	(629)	(1,123)		179%
Impairment of long-lived assets, after tax	—	71,500	(71,500)		(100)%
Remeasurement of environmental liability, after tax	—	11,109	(11,109)		(100)%
Restructuring costs	2,162	—	2,162		N/A
Expansion costs	—	2,192	(2,192)		(100)%
Adjusted EBITDA (loss) from continuing operations	$(3,466)	$7,549	$(11,015)		(146)%
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

Liquidity and Capital Resources
On June 30, 2023, we had cash and cash equivalents of $15.4 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. In our efforts to improve liquidity, on January 30, 2023, we entered into debt restructuring agreements with NYDIG and B. Riley Commercial. See "Recent Transactions" for further details. We also raised equity through issuances of our Class A common stock under the ATM Agreement.
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
As discussed above and under "Recent Transactions," we entered into the NYDIG Agreement to restructure our debt by transferring ownership of miners, previously secured by the MEFAs, under the Purchase Agreement along with the rights to credits and coupons to NYDIG and reduced our debt and accrued interest balance with NYDIG from $75.8 million to $17.3 million. The restructuring of the NYDIG debt is expected to improve Greenidge’s liquidity during 2023 as the payments required on the remaining principal balance is interest payments of $2.0 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 MEFAs, both of which have now been refinanced.
We also entered into the Hosting Agreements with NYDIG affiliates. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside should bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
Additionally, we entered into the Promissory Note Amendment with B. Riley Commercial, which adjusted payments so that no principal and interest payments are required until June 2023, except for a requirement to repay principal using a portion of net proceeds from sales of equity, which was reduced from 65% to 15% of the net proceeds received. B. Riley Commercial and Atlas Holding LLC each purchased $1 million of our Class A common stock pursuant to the ATM agreement. In addition to the net proceeds from the sale of Class A common stock to B. Riley Commercial and Atlas Holdings LLC, during 2023, we received net proceeds of $11.2 million from sales of Class A common stock pursuant to the ATM agreement. We repaid $5.3 million of principal on the Secured Promissory Note during the six months ended June 30, 2023.
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
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW, as well as the expansion of mining infrastructure to support over 8,500 miners. As discussed in Note 14 to the Condensed Consolidated Financial Statements, Subsequent Events, upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. Pursuant to the nonbinding term sheet, the Company intends to sell the upgraded mining facilities at the South Carolina site along with approximately 25 acres of land on which the facilities reside. The Company will retain approximately 150 acres of land at the site. In exchange for the sale of the upgraded South Carolina mining facilities and land, Greenidge will receive:
•Full relief from the Senior Secured Loan with NYDIG with remaining principal of $17.7 million;
•Full relief from the Secured Promissory Note with remaining principal of $5.6 million as of June 30, 2023. NYDIG purchased the Secured Promissory Note from B. Riley Commercial on July 20, 2023 at par, following Greenidge's principal payment to B. Riley Commercial, which reduced the principal balance to $4.1 million;
•Relief from principal and interest payments between August 2023 and the earlier of closing of the sale or December 29, 2023; however, interest on the Senior Secured Loan and the Secured Promissory Note will accrue over that period;
•A cash payment of approximately $4.9 million, net of the accrued interest payments on the NYDIG Senior Loan and the Secured Promissory Note and certain transaction fees owed to NYDIG; and
•Bonus payments of up to approximately $2.6 million tied to completion of the expansion of the upgraded mining facility and uptime performance of the facility.
Additionally, the covenant requiring the Company to maintain a minimum of $10 million of cash was reduced to $6 million under the Limited Waiver.
Despite these improvements to our financial condition, we expect we will require additional capital in order to meet the commitments in the table below. Management will continue to work towards completing the sale of the South Carolina facility, which is expected to occur during the fourth quarter, but it is contingent on the completion of certain actions that would allow the Company to transfer the facilities along with real estate. The completion of the sale of the South Carolina facility would provide additional liquidity, and management continues to assess different options to improve liquidity including, but not limited to, issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement, and selling the Company's excess real estate at its South Carolina Facility that is not used in its datacenter operations.
As a result of the Company's development of the buildout of the upgrade of power capacity and construction of additional mining infrastructure in South Carolina in anticipation of the sale of the site, we estimate that our cash resources will fall below $10 million during the third quarter 2023; however, NYDIG agreed to the Limited Waiver that reduced the minimum cash requirement to $6 million. If the Company is unable to complete the sale of the South Carolina site by December 29, 2023, the Company would have 60 day cure period before the minimum cash requirement would revert to $10 million. If this were to occur, we would expect that we likely would not have cash in excess of $10 million, which would be considered an Event of Default as defined under the Senior Secured Loan that would require the repayment of the loan balance if a waiver is not obtained from NYDIG. Our estimate of cash resources available to us for the next 12 months is dependent on completion of certain actions, including the completion of the sale of the South Carolina mining facility and related real estate, and minimizing losses associated with the sale or exit of Support.com, as well as bitcoin prices, blockchain difficulty levels and energy prices similar to the those experienced in the second quarter of 2023. While bitcoin prices have begun to recover from the significant declines experienced in 2022 during the first six months of 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While we continue to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and our liquidity could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10Q. Given this uncertainty regarding our financial condition over the next 12 months, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at June 30, 2023, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Debt payments	$121,265	$10,091	$32,837	$78,337	$-
Leases	177	66	111	—	—
Environmental obligations	27,874	474	9,500	9,850	8,050
Natural gas transportation	13,746	948	3,792	3,792	5,214
Total	$163,062	$11,579	$46,240	$91,979	$13,264
The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits The Company anticipates commencing remediation activities of the coal ash pond within the next twelve months. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Summary of Cash Flow
The following table provides information about our net cash flow for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
$ in thousands	2023	2022
Net cash used for operating activities from continuing operations	$(2,758)	$141
Net cash used for investing activities from continuing operations	(6,441)	(103,742)
Net cash provided by financing activities from continuing operations	5,861	84,376
Increase in cash and cash equivalents from discontinued operations	3,484	3,008
Net change in cash and cash equivalents	146	(16,217)
Cash and cash equivalents at beginning of year	15,217	82,599
Cash and cash equivalents at end of period	$15,363	$66,382
Operating Activities
Net cash used for operating activities was $2.8 million for the six months ended June 30, 2023, as compared to net cash provided by operating activities was $0.1 million for the six months ended June 30, 2022. The variance in the operating cash flow during the first six months of 2023 as compared to 2022 was driven primarily by the higher loss from continuing operations in 2023 after consideration of non-cash items. During the six months ended June 30, 2023, higher payments to reduce accrued expenses were offset by the collection of an accounts receivable balance, which was caused by higher sales of power due to a cold streak at the end of December 2022, and the collection of a security deposit associated with the Hosting Agreements.
Investing Activities
Net cash used in investing activities was $6.4 million for the six months ended June 30, 2023, as compared to $103.7 million for the six months ended June 30, 2022. The decrease is primarily related to $98.3 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the significant expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations that was occurring during the prior year.

Financing Activities
Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2023, as compared to $84.4 million for the six months ended June 30, 2022. The decrease is primarily related to the decrease of $96.6 million of proceeds from debt, net of issuance costs received.
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
Revenue Recognition
Datacenter Hosting Revenue

We generate revenue from contacts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customer, and our customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of our performance). Our performance obligation related to these services is satisfied over time. We recognize revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. We bill our customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. We recognize revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. We recorded datacenter hosting revenue of $9.7 million and $0 during the three months ended June 30, 2023 and 2022, respectively and $16.6 million and $0 million during the six months ended June 30, 2023 and 2022, respectively.
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

During 2022, we determined that triggering events had occurred as of June 30, 2022 and December 31, 2022 due to the negative impact on our cash flows resulting from the significant market declines in the price of bitcoin and increases in natural gas and energy costs during those periods. For the purposes of performing the recoverability test we consider all the long-lived assets of the Company to be a single asset group as we operate as an integrated power and crypto datacenter operations business and this grouping represents the lowest level of identifiable independent cash flows. We concluded that projected undiscounted cash flows did not support the recoverability of the long-lived assets as of June 30, 2022 and December 31, 2022; therefore, a valuation was performed using the market approach in order to determine the fair value of the asset grouping. The carrying value exceeded the fair value of the asset group and impairment loss was recorded for the difference in the carrying value and fair value. The Company recognized a noncash impairment charge of $176.3 million for the year ended December 31, 2022.

In determining the fair value of long-lived assets under the market approach, we relied on the guideline public company method, which considered the market capitalization of Greenidge, as well as the market capitalizations of other publicly traded companies and determined their revenue and hash rate multiples to compare to the market capitalization of Greenidge. Estimates using the guideline public company method is subject to uncertainties caused by potential differences in outlook caused by differing facts and circumstances surrounding the comparable companies, such as susceptibility to fluctuations in energy prices, liquidity of each company, environmental liabilities and any market perceptions of the companies in the peer group that may not apply across the industry. Valuing the Company under the market value approach changed significantly during 2022 as market perceptions of the cryptocurrency mining industry changed as bitcoin prices continued to decline and remained depressed for the latter part of 2022. We analyzed the estimates using this market approach by estimating the values using a cost approach, which resulted in similar asset values as of December 31, 2022. Considering the estimates from these different approaches, we believe the fair value of the asset group would have been within an approximate 15% to 20% range.
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
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our Class A common stock has been subject to delisting proceedings from the Nasdaq Global Select Market recently. While the Company has regained compliance with Nasdaq requirements, there can be no assurance that our Class A common stock won't be subject to delisting proceedings in the future.
On December 13, 2022, we received a letter from the listing qualifications department of The Nasdaq Stock Market LLC
(“Nasdaq”) notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules (the "Bid Price Requirement"). The Nasdaq rules provide a period of 180 calendar days in which to regain compliance before a delisting. We regained compliance by effecting a 1-for-10 reverse stock split, which became effective on May 16, 2023, and subsequently, the closing price of our Class A common stock closed above $1.00 per share for more than 10 consecutive trading days..

On June 15, 2023, we received a letter from the listing qualifications department of Nasdaq notifying us that for the prior 30 consecutive business days the Company's Market Value of Publicly Held Shares ("MVPHS") had been below the listing requirement of $15 million. The Nasdaq rules provide a period of 180 calendar days in which to regain compliance before a delisting. On July 20, 2023, we received a letter from the listing qualifications department of the Nasdaq informing us that we had regained compliance as the Company's MVPHS exceeded $15 million for 10 consecutive business days.

Compliance with certain Nasdaq listing requirements depends upon the price of the Company's Class A common stock, which may be impacted by market factors not within the control of the Company. There can be no assurances that we will be able to maintain compliance with Nasdaq’s listing requirements in the future. In the event we were to fall out of compliance with Nasdaq's listing requirements, we would seek to take the appropriate actions within the 180 day cure period to regain compliance with Nasdaq listing requirements, but we can provide no assurances that we would be successful doing so and prevent a delisting of our Class A common stock. In the event that a delisting of our Class A common stock were to occur, it would likely have a negative effect on the price and liquidity of our Class A common stock as well as impair our ability to sell or repurchase our Class A common stock if and when we might wish to do so.

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
In connection with amending the NYDIG Hosting Agreements, and in order to facilitate the transactions contemplated by the non-binding term sheet, NYDIG agreed, among other things, to grant the Limited Waiver to the Company with respect to reducing the Company’s minimum cash requirement under the NYDIG Senior Secured Loan from $10 million to $6 million and to amend the NYDIG Senior Secured Loan and the Secured Promissory Note issued to B Riley Commercial (which NYDIG purchased from B Riley Commercial on July 20, 2023 at par) on or before August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023. The Company is actively working towards completing the subdivision of the 25 acre parcel on which the upgraded mining facilities are located so it can consummate the transaction contemplated by the non-binding term sheet, but there can be no assurances that the Company will close such transaction.

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
Various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the cryptocurrency industry. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, BlockFi, Celsius Networks, Voyager and Three Arrows Capital in 2022 (the “2022 Events”), the U.S. Congress expressed the need for both greater federal oversight of the cryptocurrency industry and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto assets and the cryptocurrency industry generally, and crypto asset platforms in particular. The failures of risk management and other control functions at other companies that played a role in the 2022 Events could accelerate an existing regulatory trend toward stricter oversight of crypto asset platforms and the cryptocurrency industry. It is uncertain as to what effect stricter oversight and increased regulation on the cryptocurrency industry may have on the prices of bitcoin or the costs of regulatory compliance, both of which may impact our results of operations in the future and the market value of our common stock.

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

Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result of these factors, along with the recent bankruptcies of exchanges such as FTX and BlockFi, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.

Negative perception, a lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital asset networks and result in greater volatility in bitcoin prices, which has a direct impact on our profitability. These potential consequences of a digital asset exchange’s failure could adversely affect our results of operations. Additionally, to the extent investors view our common stock as linked to the value of bitcoin, these potential consequences of a bitcoin trading venue’s failure could have a material adverse effect on the market value of our common stock.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 19, 2022, Greenidge entered into the ATM Agreement with B. Riley Securities and Northland Securities, Inc. Under the ATM Agreement, B. Riley Securities uses commercially reasonable efforts to sell, on Greenidge’s behalf, shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley Securities normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley Securities may sell shares of the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley Securities commissions for its services in acting as sales agent, in an amount equal to up to 5.0% of the gross proceeds of all Class A common stock sold by B. Riley as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000. Under the terms of the Promissory Note Amendment (as defined below), Greenidge is required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the Equity Purchase Agreement. See "Management’s Discussion and Analysis of Financial Condition And Results of Operations Management’s Discussion And Analysis of Financial Condition and Results of Operations For Greenidge—Recent Transactions—B. Riley Promissory Note" for further details.
From October 1, 2022 through June 30, 2023, Greenidge issued 2,797,959 shares which included 133,333 shares issued to B. Riley Commercial on February 1, 2023, as an amendment fee for an amendment to the Secured Promissory Note in favor of B. Riley Commercial. See Note 9, "Stockholder's Equity", in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

The sales made pursuant to the ATM Agreement were made pursuant to a registration statement filed with the SEC.

In May 2023, Greenidge issued 54,348 unregistered shares of its class A common stock to a vendor as payment for services provided.
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

10.7*	Limited Waiver to the Senior Secured Loan Agreement by and among Greenidge Generation Holdings Inc. and Greenidge Generation LLC and NYDIG ABL LLC, dated as of August 11, 2023.
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

Greenidge Generation Holdings Inc.

Date: August 14, 2023	By:	/s/ David Anderson
David Anderson
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Robert Loughran
Robert Loughran
Chief Financial Officer