Form 10-Q
period 2023-09-30
Greenidge Generation Holdings Inc.
filed 2023-11-14
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(g) of the Act: None
As of November 10, 2023, the registrant had 4,507,874 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,852,639 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash, restricted cash and cash equivalents	$10,687	$15,217
Digital assets	—	348
Accounts Receivable, net of allowance for doubtful accounts of $0 at September 30, 2023 and December 31, 2022	275	2,696
Prepaid expenses and other assets	8,017	6,266
Emissions and carbon offset credits	1,597	1,260
Income tax receivable	857	798
Current assets held for sale	507	6,473
Total current assets	21,940	33,058
LONG-TERM ASSETS:
Property and equipment, net	47,777	130,417
Other long-term assets	800	292
Long-term assets held for sale	19,295	—
Total assets	89,812	163,767
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	13,664	9,608
Accrued emissions expense	7,924	6,052
Accrued expenses	8,016	11,327
Short-term environmental liability	1,700	600
Long-term debt, current portion	2,365	67,161
Current liabilities held for sale	1,732	3,974
Total current liabilities	35,401	98,722
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	87,085	84,585
Environmental liabilities	27,733	27,400
Other long-term liabilities	4,820	107
Total liabilities	155,039	210,814
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 7,310,481 and 4,625,278 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	—
Additional paid-in capital	308,030	293,774
Cumulative translation adjustment	(342)	(357)
Accumulated deficit	(372,916)	(340,464)
Total stockholders' equity	(65,227)	(47,047)
Total liabilities and stockholders' equity	$89,812	$163,767
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Datacenter hosting revenue	$12,136	$—	$28,740	$—
Cryptocurrency mining revenue, net	6,602	18,272	17,033	61,571
Power and capacity	2,141	3,613	4,973	12,395
Total revenue	20,879	21,885	50,746	73,966
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	9,432	—	20,830	—
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	4,458	14,675	10,639	34,796
Cost of revenue - power and capacity (exclusive of depreciation)	1,465	3,760	4,762	10,955
Selling, general and administrative	6,662	7,789	22,724	27,889
Depreciation	3,383	13,511	10,368	21,701
Impairment of long-lived assets	4,000	—	4,000	71,500
Loss (gain) on sale of assets	—	759	(1,752)	130
Remeasurement of environmental liability	1,600	—	1,600	11,109
Total operating costs and expenses	31,000	40,494	73,171	178,080
Operating loss	(10,121)	(18,609)	(22,425)	(104,114)
OTHER EXPENSE, NET:
Interest expense, net	(3,040)	(5,430)	(9,725)	(15,692)
Gain (loss) on sale of digital assets	—	—	398	(15)
Other income (expense), net	—	126	(4)	164
Total other expense, net	(3,040)	(5,304)	(9,331)	(15,543)
Loss from continuing operations before income taxes	(13,161)	(23,913)	(31,756)	(119,657)
Provision for income taxes	—	—	—	15,038
Net loss from continuing operations	(13,161)	(23,913)	(31,756)	(134,695)
(Loss) income from discontinued operations, net of tax	(1,078)	736	(696)	3,207
Net loss	$(14,239)	$(23,177)	$(32,452)	$(131,488)

(Loss) income per basic share:
Loss per basic share from continuing operations	$(1.81)	$(5.66)	$(5.01)	$(32.36)
(Loss) income per basic share from discontinued operations	(0.15)	0.17	(0.11)	0.77
Loss per basic share	$(1.96)	$(5.49)	$(5.12)	$(31.59)
(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(1.81)	$(5.66)	$(5.01)	$(32.36)
(Loss) income per diluted share from discontinued operations	(0.15)	0.17	(0.11)	0.77
Loss per diluted share	$(1.96)	$(5.49)	$(5.12)	$(31.59)

Average Shares Outstanding
Basic	7,262	4,224	6,341	4,162
Diluted	7,262	4,224	6,341	4,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	4,625,278	$—	$293,774	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	481
Issuance of shares, net of issuance costs	1,211,926	1	8,095	—	—	8,096
Restricted shares award issuance, net of withholdings	9,275	—	—	—	—	—
Issuance of shares for amendment fee associated with debt modification (Note 9), net of issuance costs	133,333	—	1,000	—	—	1,000
Foreign currency translation adjustment	—	—	—	17	—	17
Net loss	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	5,979,812	$1	$303,350	$(340)	$(348,635)	$(45,624)
Stock-based compensation expense	—	—	568	—	—	568
Issuance of shares, net of issuance costs	1,253,434	—	3,320	—	—	3,320
Restricted shares award issuance, net of withholdings	3,368	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	10	—	10
Net loss	—	—	—	—	(10,042)	(10,042)
Balance at June 30, 2023	7,236,614	$1	$307,238	$(330)	$(358,677)	$(51,768)
Stock-based compensation expense	—	—	482	—	—	482
Issuance of shares, net of issuance costs	73,825	—	310	—	—	310
Restricted shares award issuance, net of withholdings	42	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(14,239)	(14,239)
Balance at September 30, 2023	7,310,481	$1	$308,030	$(342)	$(372,916)	$(65,227)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	4,086,534	$—	$281,819	$—	$(69,396)	$212,423
Stock-based compensation expense	—	—	362	—	—	362
Issuance of shares, net of issuance costs	41,500	—	3,791	—	—	3,791
Restricted shares award issuance, net of withholdings	8,260	—	(65)	—	—	(65)
Proceeds from stock options exercised	33	—	2	—	—	2
Foreign currency translation adjustment	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(429)	(429)
Balance at March 31, 2022	4,136,327	$—	$285,909	$(32)	$(69,825)	$216,052
Stock-based compensation expense	—	—	306	—	—	306
Issuance of shares, net of issuance costs	55,359	—	2,078	—	—	2,078
Proceeds from stock options exercised	196	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	(134)	—	(134)
Net loss	—	—	—	—	(107,882)	(107,882)
Balance at June 30, 2022	4,191,882	$—	$288,305	$(166)	$(177,707)	$110,432
Stock-based compensation expense	—	—	361	—	—	361
Issuance of shares, net of issuance costs	104,564	—	1,914	—	—	1,914
Foreign currency translation adjustment	—	—	—	27	—	27
Net loss	—	—	—	—	(23,177)	(23,177)
Balance at September 30, 2022	4,296,446	$—	$290,580	$(139)	$(200,884)	$89,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(32,452)	$(131,488)
Income from discontinued operations	(696)	3,207
Net loss from continuing operations	(31,756)	(134,695)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	10,368	21,701
Impairment of long-lived assets	4,000	71,500
Interest expense added to principal	1,212	—
Deferred income taxes	—	15,016
Amortization of debt issuance costs	2,137	3,059
Impairment of digital assets	—	85
Gain on sale of assets	(1,752)	130
Remeasurement of environmental liability	1,600	11,109
Stock-based compensation expense	1,531	1,029
Professional fees paid in common stock	250	—
Changes in operating assets and liabilities:
Accounts receivable	2,421	(40)
Emissions and carbon offset credits	(337)	1,102
Digital assets	348	—
Prepaids and other assets	(1,801)	(174)
Income tax receivable	(59)	—
Accounts payable	7,518	(1,627)
Accrued emissions	1,872	2,592
Accrued expenses	(2,717)	5,111
Income tax payable	—	(2,344)
Other long-term liabilities	4,713	—
Other	(458)	392
Net cash flow used for operating activities from continuing operations	(910)	(6,054)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(10,952)	(127,368)
Proceeds from sale of assets	600	4,802
Proceeds from sale of marketable securities	—	496
Net cash flow used for investing activities from continuing operations	(10,352)	(122,070)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	11,475	7,783
Proceeds from stock options exercised	—	14
Restricted stock unit awards settled in cash for taxes	—	(65)
Proceeds from debt, net of issuance costs	—	107,105
Principal payments on debt	(6,809)	(35,258)
Repayments of lease obligations	—	(363)
Net cash flow provided by financing activities from continuing operations	4,666	79,216
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	(1,259)	4,828
Net cash flow from investing activities of discontinued operations	3,325	(6)
Increase in cash and cash equivalents from discontinued operations	2,066	4,822
CHANGE IN CASH, RESTRICTED CASH AND CASH EQUIVALENTS	(4,530)	(44,086)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS - beginning of year	15,217	82,599
CASH, RESTRICTED CASH AND CASH EQUIVALENTS - end of period	$10,687	$38,513

See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") own and operate a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates a facility in the Town of Torrey, New York (the "New York Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The earned bitcoin are then exchanged for U.S. dollars. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
On November 9, 2023, the Company closed the sale of the South Carolina Facility as part of a deleveraging transaction. See Note 14, Subsequent Events, for further details.
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
The Company has reflected the operations of its Support.com business as discontinued operations for all periods presented. See Note 3, “Assets Held for Sale and Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these notes to the Company's condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.
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
When comparing to December 31, 2021, during 2022 the bitcoin price declined as much as 66% and ended the year 64% lower. Natural gas prices were much higher during 2022 compared to 2021, peaking at approximately 160% higher than the December 31, 2021 price, and ending the year approximately 47% higher than the December 31, 2021 price. The volatility in these commodity prices negatively impacted the Company's results in 2022 and, while the market has improved in 2023, the Company continues to address the negative impacts. As a result, management took certain actions during the second half of 2022 and during 2023 to improve the Company's liquidity that are described further below. At September 30, 2023, the Company had $10.7 million of cash, restricted cash and cash equivalents, while having

$29.6 million of accounts payable and accrued expenses, an estimated $1.7 million of environmental liability spend in the next 12 months, which are the main drivers of a negative ending working capital deficit. Additionally, the Company has $6.1 million of interest payments due over the next twelve months, exclusive of the debt and principal payments which were settled subsequent to September 30, 2023, as a result of the NYDIG transaction described below.
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:
•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 1, 2022 through November 10, 2023, have received net proceeds of $14.0 million from sales of Class A common stock under the ATM Agreement, of which $11.7 million of net proceeds was received since January 1, 2023. See Note 9, "Stockholder's Equity", for further details.
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
•In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. This deleveraging transaction with NYDIG closed on November 9, 2023. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 22 acres of land, Greenidge received total consideration of approximately $28 million:
◦The Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million was extinguished;
◦The B Riley Commercial Secured Promissory Note with remaining principal of approximately $4.1 million as of September 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;
◦A cash payment of approximately $4.5 million, and;
◦The Company will also receive bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance, which are payable at the completion of the transition services period, which is anticipated to occur in December 2023.
In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. As a result, at the time of closing the Company returned NYDIG's security deposit, which are included in other long-term liabilities as of September 30, 2023, resulting in a cash outflow of $2.2 million. Within thirty days of closing, the Company also expects to receive a cash inflow of $3.5 million from the return of its security deposit held by the local utility, which was included in prepaid expenses and other assets as of September 30, 2023.
Additionally, the Company paid the remaining accrued interest on the Senior Secured and Secured Promissory Note of $0.9 million. The Company also settled certain third party transaction costs and Greenidge's share of local taxes of $0.5 million.
Prior to the closing of the South Carolina Facility sale, the Company had a cash outflow of approximately $0.9 million related to the settlement of accounts payable related to the facility upgrade, which were classified as current liabilities held for sale as of September 30, 2023.
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property. The NYDIG Hosting Agreements related to the New York Facility were not impacted by this transaction and remain in place.
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
Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s near-term working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement.
•a sale of the Company's remaining real estate in South Carolina and/or sale of the remaining miner infrastructure equipment inventory, which was not used in the South Carolina expansion.
The Company estimates that its cash resources will be depleted by the end of the first quarter of 2024. The Company's estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including the completion of the sale of the South Carolina real estate, a sale of remaining equipment inventory, or obtaining additional short-term outside financing; as well as bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the third quarter of 2023. While bitcoin prices have begun to recover during the first nine months of 2023 from the significant declines experienced in 2022, management cannot predict when or if bitcoin prices will recover to sufficient levels for a sustained period of time, or the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. Given this uncertainty regarding the Company's financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Providing computing power in digital asset transaction verification services is an output of Greenidge’s ordinary activities. The provision of such computing power is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the date received at the liquidation price received in the sale of the bitcoin reward, which is not materially different than the fair value at the contract inception or the time Greenidge has earned the award from the pools. The awards are received each day for the previous day's revenue and are automatically sold shortly after receipt. The consideration is all variable based on the amount of computing power provided by Greenidge and the total network hash rate and it is probable that a significant reversal of the consideration will not occur.
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
The Company performs an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on principal markets, indicate that it is more likely than not that its digital assets are impaired. Digital assets are considered impaired if the carrying value is greater than the lowest daily quoted prices at any time during the period. For quoted prices of bitcoin, the Company uses a source that publishes daily cryptocurrency trading metrics from information from multiple exchanges and uses an algorithm that factors the confidence from the distribution of prices reported by the exchanges. Subsequent reversal of impairment losses is not permitted. There were no impairments recorded during 2023. The Company assessed its digital assets for impairment, recorded an impairment of $0.1 million during the three and six months ended June 30, 2022, which is included in Other income, net on the consolidated statements of operations. The Company no longer holds bitcoin assets in custody wallets. As of September 30, 2022, the Company’s digital assets consisted of approximately 29.0 bitcoins.
The Company considers the conversion of digital assets into U.S. dollars as a part of its normal operating activities and includes the impact of that conversion in Net cash flow (used for) provided by operating activities from continuing operations on the Consolidated Statements of Cash Flows.

Digital Assets at December 31, 2022	348
Revenues from digital asset production	17,033
Sale of digital assets	(17,381)
Digital assets at September 30, 2023	—

Recent Accounting Pronouncements, Adopted
There were not any recently adopted or newly issued accounting pronouncements, that have had, or are expected to have, a material impact on the Company's condensed consolidated financial statements and disclosures.

3. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

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
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into a purchase and sale agreements with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.4 million. The Company has ended all Support.com operations as of September 30, 2023; therefore, the remaining assets and liabilities of Support.com have been presented as current at September 30, 2023 and December 31, 2022. The remaining assets and liabilities consist primarily of remaining receivables and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.
Major classes of assets and liabilities consist of the following:

$ in thousands	September 30, 2023	December 31, 2022
Assets:
Accounts receivable	$472	$3,996
Prepaid expenses and other current assets	178	1,253
Current assets held for sale	650	5,249

Property and equipment, net	—	743
Other assets	457	481
Long-term assets held for sale	457	1,224
Loss on classification to held for sale	(600)	—
Assets held for sale	507	6,473

Liabilities:
Accounts payable	64	191
Accrued expenses	803	3,351
Current liabilities held for sale	867	3,542

Other long-term liabilities	—	432
Long-term liabilities held for sale	—	432
Liabilities held for sale	$867	$3,974

Financial results from discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2023	2022	2023	2022
Revenue	$378	$7,474	$4,223	$24,387
Cost of revenue - services and other (exclusive of depreciation and amortization)	(957)	(3,660)	(4,425)	(11,304)
Depreciation and amortization	—	(324)	—	(979)
Selling, general and administrative	(1,353)	(2,451)	(3,265)	(7,831)
Merger and other costs	(154)	(242)	(684)	(940)
Gain on asset disposal	—	—	4,162	—
Loss on assets classified as held for sale	1,135	—	(600)	—
Other (loss) income, net	(127)	18	(107)	36
Pretax income from discontinued operations	(1,078)	815	(696)	3,369
Provision for income taxes	—	79	—	162
(Loss) income from discontinued operations, net of tax	$(1,078)	$736	$(696)	$3,207

The Company’s effective income tax rate from discontinued operations for the three months ended September 30, 2023 and 2022 was 0% and 9.7%, respectively, and for the nine months ended September 30, 2023 and 2022 was 0% and 4.8%, respectively, primarily due to foreign rate differences.

South Carolina Datacenter
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. The South Carolina Datacenter long-lived assets are presented as current assets held for sale as of September 30, 2023. The Company completed the sale on November 9, 2023 (see Note 14, Subsequent Events).

The table below provides a summary of the Property Plant & Equipment, net categories of the South Carolina Assets & Liabilities Held for Sale:

$ in thousands	September 30, 2023
Miner facility infrastructure	$18,320
Land	975
Long-term Assets Held for Sale	$19,295

Accounts Payable	$865
Current Liabilities Held for Sale	$865

4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022:

$ in thousands	Estimated Useful Lives	September 30, 2023	December 31, 2022
Plant infrastructure	10 years	$729	$—
Miners	3 years	$32,195	$81,979
Miner facility infrastructure	10 years	8,154	14,203
Land	N/A	7,485	8,460
Equipment	5 years	45	45
Construction in process	N/A	6,509	18,349
Miner deposits	N/A	—	7,381
		55,117	130,417
Less: Accumulated depreciation		(7,340)	—
		$47,777	$130,417
Total depreciation expense was $3.4 million and $13.5 million for the three months ended September 30, 2023 and 2022, respectively and $10.4 million and $21.7 million for the nine months ended September 30, 2023 and 2022, respectively.
On January 30, 2023, Greenidge entered into an agreement regarding its 2021 and 2022 Master Equipment Finance Agreements with NYDIG. During the nine months ended September 30, 2023, the Company transferred ownership of bitcoin mining equipment with net book value of $50.0 million and miner deposits of $7.4 million that remained accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer and the related debt was canceled pursuant to a debt settlement agreement entered into with NYDIG. There was no gain or loss recognized on the sales as these assets. The Company recognized a gain on the sale of assets of $1.8 million, which primarily related to the sale of bitcoin miner manufacturer coupons, including $1.2 million that were transferred as part of the debt restructuring agreement with NYDIG.

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

The Company evaluated the recoverability of the South Carolina facility classified as Held for Sale (see note 3, Assets Held for Sale and Discontinued Operations) as of September 30, 2023. The Company is evaluating future uses of the remaining real estate assets in South Carolina, which includes the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach. An impairment charge of $4 million was recorded for the three month period ended September 30, 2023, which is the remaining value of the building which was determined to no longer be recoverable.

During the nine months ended September 30, 2022, as a result of the significant reduction in the price of bitcoin and increased energy prices during 2022, the Company’s results of operations, as well as income expectations, were negatively impacted resulting in the recognition of noncash impairment charges of $71.5 million to reduce the net book value of the long-lived assets to fair value.

Fair value was determined utilizing the market approach, relying on the guideline public company method. Our guideline public company method incorporates revenue and hash rate multiples from other publicly traded companies with operations and other characteristics similar to Greenidge.

The table below provides a summary of the impairment by category of asset for the nine months ended September 30, 2022:

$ in thousands
Land	$5,000
Plant infrastructure	24,400
Miners	20,945
Miner Facility Infrastructure	990
Equipment	190
Software	70
Coal ash impoundment	925
Construction in process	18,980
Total	$71,500

5. DEBT
The following table provides information on the Company's debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	September 30, 2023	December 31, 2022
Equipment Financings:
A-D	May 2021	October 2023	15.0%	$15,724	$—	$10,478
E	July 2021	January 2023	17.0%	$4,457	—	495
F	March 2022	April 2024	13.0%	$81,375	—	63,890
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	72,200	72,200
Secured Promissory Note	March 2022	November 2023	7.5%	$26,500	4,116	10,430
Senior Secured Loan	January 2023	January 2025	15.0%	$17,322	17,689	—
Total Debt					94,005	157,493
Less: Debt discount and issue costs					(4,555)	(5,747)
Total debt at book value					89,450	151,746
Less: Current portion					(2,365)	(67,161)
Long-term debt, net of current portion and deferred financing fees					$87,085	$84,585
The Company incurred interest expense of $3.0 million and $5.4 million during the three months ended September 30, 2023 and 2022, respectively, and $9.7 million and $15.7 million during the nine months ended September 30, 2023 and 2022, respectively, under the terms of these financings.
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
In order to facilitate the transactions contemplated by a non-binding term sheet associated with the sale of the Company's South Carolina mining site to NYDIG, on August 11, 2023, NYDIG granted a limited waiver (the "Limited Waiver") to the Company with respect to reducing the Company’s minimum cash requirement from $10 million to $6 million and agreed to amend the NYDIG Senior Secured Loan on August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023.
On November 9, 2023, the Company completed the sale of the South Carolina mining site to NYDIG which resulted in the settlement of the Senior Secured Loan as part of the consideration received in the sale. This settlement resulted in the termination of all liens, mortgages and security interests previously securing the loan, as well as all related covenants. See note 14, Subsequent Events for further details.
Secured Promissory Note
On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial as noteholder (the "Noteholder"), evidencing a $26.5 million aggregate principal amount loan by B. Riley Commercial to Greenidge (the "Secured Promissory Note"). The Secured Promissory Note is guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note originally bore interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that could have been elected by Greenidge provided no Event of Default (as defined therein) occurred and is continuing and Greenidge pays an Exit Fee (as defined therein) to the B. Riley Commercial. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries were subject to certain covenants and restrictive provisions which will, among other things, limit their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which are subject to customary and usual exceptions and baskets. The Secured Promissory Note is secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note may be prepaid in whole or in part without penalties or fees.
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
On November 9, 2023, the Company completed the sale of the South Carolina mining site to NYDIG which resulted in the settlement of the Secured Promissory Note as part of the consideration received in the sale. This settlement resulted in the termination of all liens, mortgages and security interests previously securing the loan, as well as all related covenants. See note 14, Subsequent Events for further details.
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
Minimum Future Principal Payments
Minimum future principal payments on debt at September 30, 2023 were as follows:

$ in thousands
Remainder of 2023	$4,116
2024	—
2025	17,689
2026	72,200
2027	—
Total	$94,005
See Note 14, Subsequent Events, for details on the settlement of debt subsequent to September 30, 2023.
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $94.0 million and $38.6 million, respectively at September 30, 2023 and $157.5 million and $88.5 million, respectively at December 31, 2022. The notional value does not include unamortized discounts and debt issuance costs of $4.6 million and $5.7 million at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of the senior unsecured notes due October 2026 was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the equipment financings, senior secured note and Secured Promissory Note, the Company believes the notional values approximate their fair values.
6. EARNINGS PER SHARE
The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands, except per share amounts	2023	2022	2023	2022
Numerator
Net loss from continuing operations	$(13,161)	$(23,913)	$(31,756)	$(134,695)
(Loss) income from discontinued operations, net of tax	(1,078)	736	(696)	3,207
Net loss	$(14,239)	$(23,177)	$(32,452)	$(131,488)

Denominator
Basic weighted average shares outstanding	7,262	4,224	6,341	4,162
Diluted weighted average shares outstanding	7,262	4,224	6,341	4,162

(Loss) income per basic share:
Loss per basic share from continuing operations	$(1.81)	$(5.66)	$(5.01)	$(32.36)
(Loss) income per basic share from discontinued operations	(0.15)	0.17	(0.11)	0.77
Loss per basic share	$(1.96)	$(5.49)	$(5.12)	$(31.59)

(Loss) income per diluted share:
Loss per diluted share from continuing operations	$(1.81)	$(5.66)	$(5.01)	$(32.36)
(Loss) income per diluted share from discontinued operations	(0.15)	0.17	(0.11)	0.77
Loss per diluted share	$(1.96)	$(5.49)	$(5.12)	$(31.59)

For the three and nine months ended September 30, 2023, there was no impact of dilution from any of the outstanding 12,048 RSUs or 359,647 common stock options due to the net loss, since inclusion of any impact from these awards would be anti-dilutive. For the three and nine months ended September 30, 2022, there was no impact of dilution from any of the outstanding 48,215 RSUs or 57,056 common stock options due to the net loss, since inclusion of any impact from these awards would be antidilutive.
7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company's 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the nine months ended September 30, 2023, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock options inducement grants.
Restricted Common Stock Unit Awards
Restricted stock unit ("RSU") awards are generally eligible to vest over a three-year period.

The Company’s unvested RSU awards activity for the nine months ended September 30, 2023 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	24,729	$68.80
Vested	(12,681)	$61.69
Unvested at September 30, 2023	12,048	$76.28
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. There were no grants awarded during the three months ended September 30, 2023. At September 30, 2023, there was approximately $0.5 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of less than 1 year.
Common Stock Options
The Company’s common stock options activity for the nine months ended September 30, 2023 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	364,185	$20.46
Forfeited	(4,538)	$62.50
Outstanding at September 30, 2023	359,647	$19.92	8.80	$1,471
Exercisable as of September 30, 2023	47,450	$59.22	7.41	$194
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At September 30, 2023, there was approximately $2.2 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.0 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.5 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively and $1.5 million and $1.0 million during the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
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
The effective tax rate for the three and nine months ended September 30, 2023 was 0.0% which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets and, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pretax losses of the U.S. operations in the three months and nine months ended September 30, 2023.

The effective tax rate for the three and nine months ended September 30, 2022 was 0.0% and (12.6)%, respectively, which was lower than the statutory rate of 21% due to a charge of $15.0 million for the recognition of a valuation allowance during the three months ended June 30, 2022 for deferred tax assets, primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs.
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
From the Effective Date to September 30, 2023, Greenidge issued 159,923 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts, of which there were no issuances in the three or nine months ended September 30, 2023.
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
From October 1, 2022 through November 10, 2023, Greenidge issued 2,920,816 shares under the ATM Agreement for net proceeds of $14.0 million, of which 73,825 shares were issued for net proceeds of $0.4 million for the three months ended September 30, 2023 and 2,583,631 for net proceeds of $11.7 million for the nine months ended September 30, 2023. The number of shares issued includes the issuance of 133,333 shares to B. Riley as payment of a $1.0 million amendment fee on the Promissory Note in February 2023.

Other
In May 2023, Greenidge issued 54,348 unregistered shares of its class A common stock to a vendor as payment for services provided.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company's business. The Company has received claims and lawsuits from former employees of the Support.com business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has a liability of $17.3 million and $17.5 million as of September 30, 2023 and December 31, 2022, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, The Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next five years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, the Company has recorded an environmental liability of $12.1 million as of September 30, 2023 and $10.5 million December 31, 2022. The Company recorded a charge of $1.6 million during the three months ended September 30, 2023 as a result of updates to the post-closure cost estimates. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 3.0%.
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
Commitments
The Company entered into a contract with Empire Pipeline Incorporated (“Empire”) in September 2020 that provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 58% and 57% of the company's revenue during the three and nine months ended September 30, 2023, respectively. There was no datacenter hosting revenue during the three and nine months ended September 30, 2022.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 32% and 81% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and 31% and 75% for the nine months ended September 30, 2023 and 2022, respectively.
The Company has one major power customer, NYISO, that accounted for 10% and 17% of its revenue for the three months ended September 30, 2023 and 2022, respectively , and 10% and 17% for the nine months ended September 30, 2023 and 2022, respectively.
The Company has one natural gas vendor that accounted for approximately 19% and 51% of cost of revenue for the three months ended September 30, 2023 and 2022, respectively, and 26% and 37% for the nine months ended September 30, 2023 and 2022, respectively.
The Company has one major provider of hosting services for its self-mining operation that accounted for approximately 24% and 15% of cost of revenue for the three and nine months ended September 30, 2023, respectively. There was no hosting services for the self-mining operation during the three and nine months ended September 30, 2022.

12. RELATED PARTY TRANSACTIONS
Letters of Credit
The Company's controlling stockholder, Atlas, has a letter of credit from a financial institution in the amount of $5.0 million at September 30, 2023 and December 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental liability. See Note 10, "Commitments and Contingencies" under the section "Environmental Liabilities" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at September 30, 2023 and December 31, 2022, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Guarantee
An affiliate of Atlas had guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guaranty was limited to $1.0 million and is no longer in effect. Atlas did not make any payments under the guarantee during the three and nine months ended September 30, 2023 and 2022.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

$ in thousands	September 30, 2023	December 31, 2022
Prepaid expenses:
Electric deposits	$3,500	$1,400
Prepaid insurance	3,798	3,822
Other	719	1,044
Total	$8,017	$6,266

Accrued expenses:
Accrued interest	$1,530	$1,741
Accrued compensation	2,164	1,535
Accrued non-income taxes	1,371	1,932
Other	2,951	6,119
Total	$8,016	$11,327
Greenidge had the following noncash investing and financing activities:

	Nine Months Ended September 30,
$ in thousands	2023	2022
Property and equipment purchases in accounts payable	$1,581	$2,501
Common stock issued for amendment fee to lender	$1,000	$—
Exchange of assets for reduction in debt	$49,950	$—
Exchange of coupons for reduction in debt	$1,152	$—
Exchange of equipment deposits for reduction in debt	$7,381	$—
Accrued interest added to debt principal	$592	$—
Under the contract with its hosting provider, Greenidge is required to maintain cash in a restricted account sufficient to cover earned but unpaid hosting services. At September 30, 2023, this account had $1.2 million of cash designated for payment of such services.
14. SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 14, 2023, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein, except as stated directly below:
On November 9, 2023 we closed the Sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, Greenidge received total consideration of approximately $28 million:
◦The Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million was extinguished;
◦The B Riley Commercial Secured Promissory Note with remaining principal of approximately $4.1 million as of September 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;
◦A cash payment of approximately $4.5 million, and
◦The Company will also receive bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance,

which are payable at the completion of the transition services period, which is anticipated to occur in December 2023.
In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. As a result, at the time of closing the Company returned NYDIG's security deposit, which are included in other long-term liabilities as of September 30, 2023, resulting in a cash outflow of $2.2 million. Within thirty days of closing, the Company also expects to receive a cash inflow of $3.5 million from the return of its security deposit held by the local utility, which was included in prepaid expenses and other assets as of September 30, 2023.
Additionally, the Company paid the remaining accrued interest on the Senior Secured and Secured Promissory Note of $0.9 million. The Company also settled certain third party transaction costs and Greenidge's share of local taxes of $0.5 million.
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property. The NYDIG Hosting Agreements related to the New York Facility were not impacted by this transaction and remain in place.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2022 and 2021 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and in Spartanburg, South Carolina (the "South Carolina Facility" and, together with the New York Facility, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from three primary sources (1) datacenter hosting which we commenced on January 30, 2023, (2) cryptocurrency mining and (3) power and capacity. On November 9, 2023, the South Carolina Facility was sold to NYDIG and assets of the facility were classified as Held for Sale as of September 30, 2023. See Recent Transactions below for the details of the transaction.
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
Greenidge datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining. Subsequent to the South Carolina transaction, datacenter operations will consist of approximately 27,900 miners with approximately 2.9 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,700 miners or 1.8 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s is associated with Greenidge's cryptocurrency mining.
Recent Transactions
South Carolina Expansion and Sale
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW, as well as the expansion of the mining infrastructure in order to support approximately 8,500 incremental miners. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. As the Company was still in the process of subdividing the 22 acre parcel, which is required to close the transaction pursuant to the non-binding term sheet after having completed the upgrade of the mining facilities, the parties have amended the existing NYDIG Hosting Agreements in the interim. In connection with amending the NYDIG Hosting Agreements, and in order to facilitate the transactions contemplated by the non-binding term sheet, NYDIG also agreed, among other things, to grant the Limited Waiver to the Company with respect to reducing the Company’s minimum cash requirement under the NYDIG Senior Secured Loan from $10 million to $6 million and to amend the NYDIG Senior Secured Loan and the Secured Promissory Note issued to B Riley Commercial (which NYDIG purchased from B Riley Commercial on July 20, 2023 at par) on August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023.
On November 9, 2023 we closed the Sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, Greenidge received total consideration of approximately $28 million:
◦The Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million was extinguished;
◦The B Riley Commercial Secured Promissory Note with remaining principal of approximately $4.1 million as of September 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;
◦A cash payment of approximately $4.5 million, and
◦The Company will also receive bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance, which are payable at the completion of the transition services period, which is anticipated to occur in December 2023.
In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. As a result, at the time of closing the Company returned NYDIG's security deposit, which are included in other long-term liabilities as of September 30, 2023, resulting in a cash outflow of $2.2 million. Within thirty days of closing, the Company also expects to receive a cash inflow of $3.5 million from the return of its security deposit held by the local utility, which was included in prepaid expenses and other assets as of September 30, 2023.
Additionally, the Company paid the remaining accrued interest on the Senior Secured and Secured Promissory Note of $0.9 million. The Company also settled certain third party transaction costs and Greenidge's share of local taxes of $0.5 million.
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property. The NYDIG Hosting Agreements related to the New York Facility were not impacted by this transaction and remain in place.

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

NYDIG Hosting Agreements
On January 30, 2023, we entered into the Hosting Agreements with NYDIG affiliates, which resulted in us largely operating as a hosting facility and service provider for miners acquired from us by NYDIG affiliates (the "NYDIG Hosting Agreements"). Under these agreements, we agreed to host, power and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at our facilities for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside should bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas. The arrangement covers most of our current mining capacity at the New York Facility and included the entire South Carolina Facility prior to the sale of the South Carolina Facility to NYDIG on November 9, 2023, at which point the Hosting Agreement related to South Carolina was terminated. During the first quarter, we transitioned the mining operations to hosting by re-pooling the miners to NYDIG mining pools during February and March 2023. This process was substantially complete at March 31, 2023.

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

Results from Continuing Operations - Three Months Ended September 30,
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended September 30, 2023 versus the first three months ended September 30, 2022, unless otherwise specified.

	Three Months Ended September 30,		Variance
	2023	2022	$	%
REVENUE:
Datacenter hosting revenue	$12,136	$—	$12,136	N/A
Cryptocurrency mining revenue	6,602	18,272	$(11,670)	(64)%
Power and capacity	2,141	3,613	(1,472)	(41)%
Total revenue	20,879	21,885	(1,006)	(5)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	15,355	18,435	(3,080)	(17)%
Selling, general and administrative	6,662	7,789	(1,127)	(14)%
Depreciation	3,383	13,511	(10,128)	(75)%
Impairment of long-lived assets	4,000	—	4,000	N/A
Loss (gain) on sale of assets	—	759	(759)	(100)%
Remeasurement of environmental liability	1,600	—	1,600	N/A
Total operating costs and expenses	31,000	40,494	(9,494)	(23)%
Operating loss	(10,121)	(18,609)	8,488	(46)%
OTHER EXPENSE, NET:
Interest expense, net	(3,040)	(5,430)	2,390	(44)%
Other income (expense), net	—	126	(126)	(100)%
Total other expense, net	(3,040)	(5,304)	2,264	(43)%
Loss from continuing operations before income taxes	(13,161)	(23,913)	10,752	(45)%
Provision for income taxes	—	—	—	N/A
Net loss from continuing operations	$(13,161)	$(23,913)	$10,752	(45)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(3,852)	$(17,667)	13,815	(78)%
Adjusted operating margin from continuing operations	(18.4)%	(80.7)%
Adjusted net loss from continuing operations	$(6,892)	$(22,971)	16,079	(70)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(6,738)	$(4,972)	(1,766)	36%
as a percent of revenues	(32.3)%	(22.7)%
Adjusted EBITDA (loss) from continuing operations	$13	$(3,669)	3,682	(100)%
as a percent of revenues	0.1%	(16.8)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Revenue
Datacenter hosting revenue	$12,136	$—	$12,136	N/A
Cryptocurrency mining revenue	6,602	18,272	(11,670)	(64)%
Power and capacity	2,141	3,613	(1,472)	(41)%
Total revenue	$20,879	$21,885	$(1,006)	(5)%
Components of revenue as % of total
Datacenter hosting	58%	—%
Cryptocurrency mining	32%	83%
Power and capacity	10%	17%
Total revenue	100%	100%
MWh
Datacenter hosting	187,843	—	187,843	N/A
Cryptocurrency mining	66,502	158,041	(91,539)	(58)%
Power and capacity	46,008	33,262	12,746	38%
Revenue per MWh
Datacenter hosting	$65	$—	$65	N/A
Cryptocurrency mining	$99	$116	$(17)	(15)%
Power and capacity	$47	$109	$(62)	(57)%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$9,432	$—	$9,432	N/A
Cryptocurrency mining	$4,458	$14,675	$(10,217)	(70)%
Power and capacity	$1,465	$3,760	$(2,295)	(61)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$50	$—	$50	N/A
Cryptocurrency mining	$67	$93	$(26)	(28)%
Power and capacity	$32	$113	$(81)	(72)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	622	—	622	N/A
Cryptocurrency mining	235	866	(631)	(73)%
Total bitcoins produced	857	866	(9)	(1)%

Average bitcoin price	$28,086	$21,269	$6,817	32%
Average active hash rate (EH/s) (Hosted miners)	2,829,274	—	2,829,274	N/A
Average active hash rate (EH/s) (Company-owned miners)	1,069,816	2,149,893	(1,080,077)	(50)%
Average difficulty (in trillions of hash)	53.8 T	29.5 T	24.3 T	82%

Average bitcoin price is derived from the daily average bitcoin price reported by CoinMetrics, a leading provider of crypto financial intelligence.

Average hash rate is Greenidge’s average computing power over the period supplied to pool operators, which is measured using data from the pool operators.

Average difficulty is a measure of how difficult and time-consuming it is to find the right hash to solve the algorithm on the blockchain in order to receive a reward. Difficulty increases or decreases over time, depending on the amount of hashrate being provided to the network. It is the number of hashes it takes to solve the algorithm on the bitcoin blockchain. Our measure of Average difficulty is derived from the daily average difficulty reported by CoinMetrics, a leading provider of crypto financial intelligence.
Revenue

On January 30, 2023, upon entering into our hosting agreement with NYDIG, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. We produced approximately 857 bitcoin during the third quarter of 2023, of which 622 bitcoin were produced by third-party miners through our datacenter hosting and 235 bitcoin were produced by our Greenidge owned miners through self-mining. At September 30, 2023, Greenidge datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreements, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers the majority of our current mining capacity at our owned facilities. We generated hosting revenue of $12.1 million for the third quarter of 2023 for which there was no revenue in the comparable period of 2022.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company. Our cryptocurrency mining revenue decreased $11.7 million, or 64%, to $6.6 million. We estimate that approximately 43% of the decrease was due to the increase in the global bitcoin mining difficulty factor and that approximately 32% of the decrease was due to the transition of our owned site capacity to hosting. These declines were partially offset by the increase in the average price of bitcoin price during the period which contributed to a 9% increase to revenue. Our average hash rate decreased 50% primarily related to the reallocation of a significant majority of our datacenter infrastructure capacity to hosting services. Bitcoin mining difficulty was 82% higher compared to the prior period due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award. The average bitcoin price was 32% higher as compared to the prior period.
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
Our power and capacity revenue decreased $1.5 million, or 41%, to $2.1 million during the three months ended September 30, 2023. We estimate that higher volume increased revenues by approximately 38%, which was offset by lower prices that impacted the power and capacity revenues by approximately 79%. This was a result of 57% lower price per MWh sold to the power grid and a 38% increase in volume in third quarter of 2023, as compared to the prior period.

Cost of revenue (exclusive of depreciation)

	Three Months Ended September 30,		Variance
	2023	2022	$	%
Datacenter hosting	$9,432	$—	$9,432	N/A
Cryptocurrency mining	4,458	14,675	(10,217)	(70)%
Power and capacity	1,465	3,760	(2,295)	(61)%
Total cost of revenue (exclusive of depreciation)	$15,355	$18,435	$(3,080)	(17)%
As a percentage of total revenue	73.5%	84.2%
Total cost of revenue, exclusive of depreciation, decreased $3.1 million, or 17%, to $15.4 million during the three months ended September 30, 2023 as compared to the prior year period. Total cost of revenue, exclusive of depreciation, decreased approximately 51% due to lower natural gas input costs at the New York facility, as the average cost of natural gas per dekatherm was approximately 79% lower than the prior year. This decrease was partially offset by an increase in costs by approximately 20% due to monthly hosting fees paid to 3rd parties for hosting company owned miners, which was a cost that did not occur in the prior year period when all company owned miners were hashing at company owned sites, as well as 14% due to increases in electricity input costs in South Carolina as a result of the South Carolina Facility expansion.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWh utilized by cryptocurrency mining declined due a larger portion of mining capacity used for Hosting during the three months ended September 30, 2023. Costs paid to third party hosting sites are all allocated to cryptocurrency mining.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.1 million, or 14%, to $6.7 million for the three months ended September 30, 2023 as compared to the prior year period. The main driver of the decrease in selling, general and administrative expenses was a decrease in payroll and benefits and other employee-related costs of approximately $0.7 million.
Depreciation
Depreciation expense decreased $10.1 million, or 75%, to $3.4 million for the three months ended September 30, 2023 as compared to the prior year period due to a lower asset base resulting from impairments recognized in 2022 and the sale of miners in early 2023.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended September 30, 2023 of $10.1 million compared with an operating loss of $18.6 million in the three months ended September 30, 2022. The favorable variance of $8.5 million is primarily related to lower cost of revenue, selling, general and administrative costs, partially offset by lower revenue, in the aggregate, from hosting, mining and power operations.
Adjusted operating loss from continuing operations was $3.9 million for the three months ended September 30, 2023 as compared to adjusted loss from operations of $17.7 million in the three months ended September 30, 2022. The decrease in the adjusted loss from operations was primarily driven by lower cost of revenue due to lower input costs, primarily the cost of natural gas, and lower depreciation due to the lower asset base following the impairments recorded in Q4 2022 and the sale of assets in Q1 2023. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the three months ended September 30, 2023, other expense decreased by $2.3 million, or 43%, to $3.0 million primarily from a decrease in interest expense of $2.4 million, due to lower debt balances in 2023 compared to 2022.

Benefit from income taxes
Our effective tax rate for the three months ended September 30, 2023 and 2022 was 0%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss from continuing operations of $13.2 million for the three months ended September 30, 2023 as compared to a net loss from continuing operations of $23.9 million for the three months ended September 30, 2022.
On an adjusted basis, excluding the impact of a gain on sale of assets and restructuring costs, adjusted net loss during the three months ended September 30, 2023 would have been $6.9 million as compared to $23.0 million in the same period in 2022. The decrease in the adjusted net loss from continuing operations was driven primarily by a decrease in interest expense due to lower debt balances in 2023, partially offset by the same factors discussed above in Operating (loss) income from continuing operations. Adjusted net loss from continuing operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income (loss) from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $1.8 million, or 246%, to a $1.1 million loss for the three months ended September 30, 2023. The decrease primarily related to lower operating income caused by the loss of Support.com's largest customer in 2022 and the winding down of operations in Q3 2023.
Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").

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

	Three Months Ended September 30,		Variance
	2023	2022	$		%
Adjusted operating loss from continuing operations
Operating loss from continuing operations	$(10,121)	$(18,609)	$8,488		(46)%
Expansion costs	—	183	(183)	—	(100)%
Loss on sale of assets	—	759	(759)	—	(100)%
Impairment of long-lived assets	4,000	—	4,000		N/A
Remeasurement of environmental liability	1,600	—	1,600		N/A
Restructuring costs	669	—	669		N/A
Adjusted operating loss from continuing operations	$(3,852)	$(17,667)	$13,815		(78)%
Adjusted operating margin	(18.4%)	(80.7%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(13,161)	$(23,913)	$10,752		(45)%
Impairment of long-lived assets	4,000	—	4,000		N/A
Expansion costs, after tax	—	183	(183)		(100)%
Loss on sale of assets, after tax	—	759	(759)		(100)%
Remeasurement of environmental liability, after tax	1,600	—	1,600		N/A
Restructuring costs, after tax	669	—	669		N/A
Adjusted net loss from continuing operations	$(6,892)	$(22,971)	$16,079		(70)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(13,161)	$(23,913)	10,752		(45)%
Interest expense, net	3,040	5,430	(2,390)		(44)%
Depreciation	3,383	13,511	(10,128)	—	(75)%
EBITDA (loss) from continuing operations	(6,738)	(4,972)	(1,766)		36%
Stock-based compensation	482	361	121		34%
Loss on sale of assets	—	759	(759)		(100)%
Impairment of long-lived assets	4,000	—	4,000		N/A
Remeasurement of environmental liability, after tax	1,600	—	1,600		N/A
Restructuring costs	669	—	669		N/A
Expansion costs	—	183	(183)		(100)%
Adjusted EBITDA (loss) from continuing operations	$13	$(3,669)	$3,682		(100)%
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

Results from Continuing Operations - Nine Months Ended September 30,
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the nine months ended September 30, 2023 versus the first Nine Months Ended September 30, 2022, unless otherwise specified.

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
REVENUE:
Datacenter hosting revenue	$28,740	$—	$28,740	N/A
Cryptocurrency mining revenue	17,033	61,571	(44,538)	(72)%
Power and capacity	4,973	12,395	(7,422)	(60)%
Total revenue	50,746	73,966	(23,220)	(31)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	36,231	45,751	(9,520)	(21)%
Selling, general and administrative	22,724	27,889	(5,165)	(19)%
Depreciation	10,368	21,701	(11,333)	(52)%
Loss (gain) on sale of assets	(1,752)	130	(1,882)	(1448)%
Impairment of long-lived assets	4,000	71,500	(67,500)	N/A
Remeasurement of environmental liability	1,600	11,109	(9,509)	N/A
Total operating costs and expenses	73,171	178,080	(104,909)	(59)%
Operating loss	(22,425)	(104,114)	81,689	(78)%
OTHER EXPENSE, NET:
Interest expense, net	(9,725)	(15,692)	5,967	(38)%
Gain (loss) on sale of digital assets	398	(15)	413	(2753)%
Other income (expense), net	(4)	164	(168)	(102)%
Total other expense, net	(9,331)	(15,543)	6,212	(40)%
Loss from continuing operations before income taxes	(31,756)	(119,657)	87,901	(73)%
Provision for income taxes	—	15,038	(15,038)	(100)%
Net loss from continuing operations	$(31,756)	$(134,695)	$102,939	(76)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(15,746)	$(19,000)	3,254	(17)%
Adjusted operating margin from continuing operations	(31.0)%	(25.7)%
Adjusted net loss from continuing operations	$(25,077)	$(36,629)	11,552	(32)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(11,663)	$(82,264)	70,601	(86)%
as a percent of revenues	(23.0)%	(111.2)%
Adjusted EBITDA (loss) from continuing operations	$(3,453)	$3,879	(7,332)	(189)%
as a percent of revenues	(6.8)%	5.2%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Datacenter hosting revenue	$28,740	$—	$28,740	N/A
Cryptocurrency mining revenue	17,033	61,571	$(44,538)	(72)%
Power and capacity	4,973	12,395	(7,422)	(60)%
Total revenue	$50,746	$73,966	$(23,220)	(31)%
Components of revenue as % of total
Datacenter hosting	57%	—%
Cryptocurrency mining	33%	83%
Power and capacity	10%	17%
Total revenue	100%	100%
MWh
Datacenter hosting	413,983	—	413,983	N/A
Cryptocurrency mining	161,285	380,432	(219,147)	(58)%
Power and capacity	99,723	114,322	(14,599)	(13)%
Revenue per MWh
Datacenter hosting	$69	$—	$69	N/A
Cryptocurrency mining	$106	$162	$(56)	(35)%
Power and capacity	$50	$108	$(58)	(54)%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$20,830	$—	$20,830	N/A
Cryptocurrency mining	$10,639	$34,796	$(24,157)	(69)%
Power and capacity	$4,762	$10,955	$(6,193)	(57)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$50	$—	$50	N/A
Cryptocurrency mining	$66	$91	$(25)	(27)%
Power and capacity	$48	$96	$(48)	(50)%

Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	1,541	—	1,541	N/A
Cryptocurrency mining	684	2,048	(1,364)	(67)%
Total bitcoins produced	2,225	2,048	177	9%

Average bitcoin price	26,350	31,666	(5,316)	(17)%
Average active hash rate (EH/s) (Hosted miners)	2,113,051	—	2,113,051	N/A
Average active hash rate (EH/s) (Company-owned miners)	882,130	1,688,236	(806,106)	(48)%
Average difficulty	47.9 T	28.6 T	19.3 T	67%

Average bitcoin price is derived from the daily average bitcoin price reported by CoinMetrics, a leading provider of crypto financial intelligence.

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
Revenue

On January 30, 2023, upon entering into our hosting agreement with NYDIG, we transitioned the significant majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. We produced approximately 2,225 bitcoin during the nine months ended September 30, 2023, of which 1,541 bitcoin were produced by third-party miners through our datacenter hosting and 684 bitcoin were produced by our Greenidge owned miners through self-mining. At September 30, 2023, Greenidge datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, is associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreements, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and South Carolina Facility. We generated revenue of $28.7 million for the first nine months of 2023 for which there was no revenue in the comparable period of 2022.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue decreased $44.5 million, or 72%, to $17.0 million. We estimate that approximately 40% of the decrease was a result of a significant increase in Bitcoin mining difficulty and approximately 30% of the decrease was a result of the decline of Greenidge's average mining hashrate due to the sale of miners to NYDIG and the transition of mining infrastructure capacity to hosting. Additionally, we estimate that approximately 2% of the decline was due to the decrease in the average price of bitcoin. Bitcoin mining difficulty was 67% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 17% lower and our average hash rate decreased 48% primarily related to the sale of miners to NYDIG in January 2023 and the reallocation of our a significant majority of our datacenter infrastructure capacity to hosting services.
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
Our power and capacity revenue decreased $7.4 million, or 60%, to $5.0 million during the nine months ended September 30, 2023. We estimate that lower volume reduced revenues by approximately 13% and lower prices impacted the power and capacity revenues by approximately 47%. This was a result of 54% lower price per MWh sold to the power grid and a 13% decrease in volume in the first nine months of 2023, as compared to the prior period. The power revenue decreased in the first nine months of 2023, due to relatively mild weather in New York during 2023, while there was a period of severe weather in January 2022 that caused a spike in power demand, which coincided with higher prices for electricity.
Cost of revenue (exclusive of depreciation)

	Nine Months Ended September 30,		Variance
	2023	2022	$	%
Datacenter hosting	$20,830	$—	$20,830	N/A
Cryptocurrency mining	10,639	34,796	(24,157)	(69)%
Power and capacity	4,762	10,955	(6,193)	(57)%
Total cost of revenue (exclusive of depreciation)	$36,231	$45,751	$(9,520)	(21)%
As a percentage of total revenue	71.4%	61.9%
Total cost of revenue, exclusive of depreciation, decreased $9.5 million, or 21%, to $36.2 million during the nine months ended September 30, 2023 as compared to the prior year period. Total cost of revenue, exclusive of depreciation, decreased approximately 43% due to lower natural gas input costs at the New York facility, as the average cost of natural gas per dekatherm was approximately 73% lower than the prior year. This decrease was partially offset by an increase in costs by approximately 12% due to monthly hosting fees paid to 3rd parties for hosting company owned miners, which was a cost that did not occur in the prior year period when all company owned miners were hashing at company owned sites, as well as 10% due to increases in electricity input costs at the South Carolina Facility as a result of the South Carolina Facility expansion.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWh utilized by cryptocurrency mining declined due to the transition to the Hosting Agreements during the nine months ended September 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $5.2 million, or 19%, to $22.7 million for the nine months ended September 30, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Decrease of approximately $3 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year associated with permit renewals and environmental matters at the New York plant; and

•Total payroll and benefits and other employee costs decreased approximately $2.2 million in 2023 compared to the prior year, as a result of declines in discretionary employee expenses including incentive compensation
Gain on sale of assets
We recognized a gain on the sale of assets of $1.8 million for the sale of certain credits and coupons during nine months ended September 30, 2023, including the $1.2 million of coupons transferred to NYDIG as part of the debt restructuring.
Depreciation
Depreciation expense decreased $11.3 million, or 52%, to $10.4 million for the nine months ended September 30, 2023 as compared to the prior year period due to a lower asset base resulting from impairments recognized in 2022 and the sale of miners in during the first quarter of 2023.
Operating (loss) income from continuing operations
We reported an operating loss from continuing operations for the nine months ended September 30, 2023 of $22.4 million compared with an operating loss from continuing operations of $104.1 million in the nine months ended September 30, 2022. The favorable variance of $81.7 million is primarily related to a $71.5 million impairment of assets and an $11.1 million remeasurement of environmental liabilities recognized in the second quarter of 2022 that is absent in the second quarter of 2023, as well as lower cost of revenue, selling, general and administrative costs, partially offset by lower revenue, in the aggregate, from hosting and mining operations.
Adjusted operating loss from continuing operations was $15.7 million for the nine months ended September 30, 2023 as compared to adjusted operating loss from continuing operations of $19.0 million in the nine months ended September 30, 2022. The increase in the adjusted loss from operations was primarily driven by the lower margin on the revenue caused by the shift of our owned mining infrastructure capacity to datacenter hosting and our owned miners being hosted by third parties along with the impacts of increased difficulty and lower average bitcoin price on revenue. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the nine months ended September 30, 2023, other expense decreased $6.2 million, or 40%, to $9.3 million primarily from a decrease in interest expense of $6.0 million, due to lower debt balances in 2023 compared to 2022.
Benefit from income taxes
Our effective tax rate for the nine months ended September 30, 2023 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the nine months ended September 30, 2022 was (12.6)%, which was caused by the recognition of a valuation allowance on our deferred tax assets during the second quarter of 2022.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss from continuing operations of $31.8 million for the nine months ended September 30, 2023 as compared to a net loss from continuing operations of $134.7 million for the nine months ended September 30, 2022.
On an adjusted basis, excluding the impact of a gain on sale of assets and restructuring costs, adjusted net loss from continuing operations during the nine months ended September 30, 2023 would have been $25.1 million as compared to $36.6 million in the same period in 2022. The increase in the adjusted net loss from continuing operations was driven primarily by the same factors discussed above in Operating (loss) income from continuing operations, but was partially offset by a decrease in interest expense due to lower debt balances in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $3.9 million, or 122%, to $(0.7) million for the nine months ended September 30, 2023. The decrease primarily related to lower operating income caused by the loss of Support.com's largest customer, partially offset by a gain on asset disposal of $4.2 million.

Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").
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

	Nine Months Ended September 30,		Variance
	2023	2022	$		%
Adjusted operating loss from continuing operations
Operating loss from continuing operations	$(22,425)	$(104,114)	$81,689		(78)%
Expansion costs	—	2,375	(2,375)		(100)%
Loss on sale of assets	(1,752)	130	(1,882)	—	(1448)%
Impairment of long-lived assets	4,000	71,500	(67,500)		(94)%
Remeasurement of environmental liability	1,600	11,109	(9,509)		(86)%
Restructuring costs	2,831	—	2,831		N/A
Adjusted operating loss from continuing operations	$(15,746)	$(19,000)	$3,254		(17)%
Adjusted operating margin	(31.0%)	(25.7%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(31,756)	$(134,695)	$102,939		(76)%
Expansion costs, after tax	—	271	(271)		(100)%
Loss on sale of assets, after tax	(1,752)	130	(1,882)		(1448)%
Impairment of long-lived assets, after tax	4,000	71,500	(67,500)		(94)%
Remeasurement of environmental liability, after tax	1,600	11,109	(9,509)		(86)%
Restructuring costs, after tax	$2,831	$—	2,831		N/A
Tax charge for valuation allowance	—	15,056	(15,056)		(100)%
Adjusted net loss from continuing operations	$(25,077)	$(36,629)	$11,552		(32)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(31,756)	$(134,695)	$102,939		(76)%
Provision for income taxes	—	15,038	(15,038)		(100)%
Interest expense, net	9,725	15,692	(5,967)		(38)%
Depreciation	10,368	21,701	(11,333)	—	(52)%
EBITDA (loss) from continuing operations	(11,663)	(82,264)	70,601		(86)%
Stock-based compensation	1,531	1,029	502		49%
Loss on sale of assets	(1,752)	130	(1,882)		(1448)%
Impairment of long-lived assets, after tax	4,000	71,500	(67,500)		(94)%
Remeasurement of environmental liability, after tax	1,600	11,109	(9,509)		(86)%
Restructuring costs	2,831	—	2,831		N/A
Expansion costs	—	2,375	(2,375)		(100)%
Adjusted EBITDA (loss) from continuing operations	$(3,453)	$3,879	$(7,332)		(189)%
Revenue per MWh for datacenter hosting, cryptocurrency mining and power and capacity are used by management to consider the extent to which we may generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWh's produced to generate the respective revenue category for each MWh utilized. Depreciation expense is excluded from the cost of revenue (exclusive of depreciation) per MWh metric; therefore, not all cost of revenues for datacenter hosting, cryptocurrency mining and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.

Liquidity and Capital Resources
On September 30, 2023, we had cash, restricted cash and cash equivalents of $10.7 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. In our efforts to improve liquidity, on January 30, 2023, we entered into debt restructuring agreements with NYDIG and B. Riley Commercial. See "Recent Transactions" for further details. We also raised equity through issuances of our Class A common stock under the ATM Agreement.
Our operating cash flows are affected by several factors including the price of bitcoin, cost of electricity, natural gas and emissions credits. During 2022, and more particularly during the second half of 2022, our profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. As a result, management took certain actions during the second half of 2022 and 2023 to improve our liquidity.
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
Additionally, we entered into the Promissory Note Amendment with B. Riley Commercial, which adjusted payments so that no principal and interest payments are required until June 2023, except for a requirement to repay principal using a portion of net proceeds from sales of equity, which was reduced from 65% to 15% of the net proceeds received. B. Riley Commercial and Atlas Holding LLC each purchased $1 million of our Class A common stock pursuant to the ATM agreement. In addition to the net proceeds from the sale of Class A common stock to B. Riley Commercial and Atlas Holdings LLC, during 2023, we received net proceeds of $11.5 million from sales of Class A common stock pursuant to the ATM agreement. We repaid $6.8 million of principal on the Secured Promissory Note during the nine months ended September 30, 2023.
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
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, the Company completed an electrical upgrade at its South Carolina facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, the Company and NYDIG amended the NYDIG Hosting Agreements to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreements were amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. This deleveraging transaction with NYDIG closed on November 9, 2023. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 22 acres of land, Greenidge received total consideration of approximately $28 million:
◦The Senior Secured Loan with NYDIG with remaining principal of approximately $17.7 million was extinguished;
◦The B Riley Commercial Secured Promissory Note with remaining principal of approximately $4.1 million as of September 30, 2023, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;
◦A cash payment of approximately $4.5 million, and;
◦The Company will also receive bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance, which are payable at the completion of the transition services period, which is anticipated to occur in December 2023.
In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. As a result, at the time of closing the Company returned NYDIG's security deposit, which are included in other long-term liabilities as of September 30, 2023, resulting in a cash outflow of $2.2 million. Within thirty days of closing, the Company also expects to receive a cash inflow of $3.5 million from the return of its security deposit held by the local utility, which was included in prepaid expenses and other assets as of September 30, 2023.
Additionally, the Company paid the remaining accrued interest on the Senior Secured and Secured Promissory Note of $0.9 million. The Company also settled certain third party transaction costs and Greenidge's share of local taxes of $0.5 million.
Prior to the closing of the South Carolina Facility sale, the Company had a cash outflow of approximately $0.9 million related to the settlement of accounts payable related to the facility upgrade, which were classified as current liabilities held for sale as of September 30, 2023.
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property. The NYDIG Hosting Agreements related to the New York Facility were not impacted by this transaction and remain in place.
Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Equity Purchase Agreement and/or the ATM Agreement.
•a sale of the Company's remaining real estate in South Carolina and remaining miner infrastructure equipment inventory, which was not used in the South Carolina expansion.
The Company estimates that it's cash resources will be depleted by the end of the first quarter of 2024. The Company's estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including the completion of the sale of the South Carolina real estate, a sale of remaining equipment inventory, or obtaining additional short-term outside financing; as well as bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the third quarter of 2023. While bitcoin prices have begun to recover during the first nine months of 2023 from the significant declines experienced in 2022, management cannot predict when or if bitcoin prices will recover to sufficient levels for a sustained period of time, or the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended

December 31, 2022 and in this Quarterly Report on Form 10-Q. Given this uncertainty regarding the Company's financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at September 30, 2023, and the years in which these obligations are due:

$ in thousands	Total	Remainder of 2023	2024-2025	2026-2027	Thereafter
Debt payments	$114,493	$3,319	$32,837	$78,337	$-
Leases	144	33	111	—	—
Environmental obligations	27,836	436	9,500	9,850	8,050
Natural gas transportation	13,272	474	3,792	3,792	5,214
Total	$155,745	$4,262	$46,240	$91,979	$13,264
The debt payments included in the table above include the principal and interest amounts due. We have settled all obligations related to the Senior Secured Loan and Secured Promissory Note with NYDIG subsequent to quarter-end through the South Carolina Sale transaction described above. As a result, the adjusted debt payment obligations for 2024-2026 consist of $6.1 million of annual interest payments on the Senior Unsecured Notes and the remaining balance becoming due in October 2026.
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
Summary of Cash Flow
The following table provides information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
$ in thousands	2023	2022
Net cash used for operating activities from continuing operations	$(910)	$(6,054)
Net cash used for investing activities from continuing operations	(10,352)	(122,070)
Net cash provided by financing activities from continuing operations	4,666	79,216
Increase in cash and cash equivalents from discontinued operations	2,066	4,822
Net change in cash, restricted cash and cash equivalents	(4,530)	(44,086)
Cash, restricted cash and cash equivalents at beginning of year	15,217	82,599
Cash, restricted cash and cash equivalents at end of period	$10,687	$38,513
Operating Activities
Net cash used for operating activities was $0.9 million for the nine months ended September 30, 2023, as compared to net cash used operating activities was $6.1 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, payments made for prepaid expenses and accrued expenses were offset by an increase in accounts payable, the collection of an accounts receivable balance, which was caused by higher sales of power due to a cold streak at the end of December 2022, and the collection of a security deposit associated with the Hosting Agreements.
Investing Activities
Net cash used in investing activities was $10.4 million for the nine months ended September 30, 2023, as compared to $122.1 million for the nine months ended September 30, 2022. The decrease is primarily related to $116.4 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the significant expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations that was occurring during the prior year.
Financing Activities
Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2023, as compared to $79.2 million for the nine months ended September 30, 2022. The decrease is primarily related to the decrease of $107.1 million of proceeds from debt, net of issuance costs received.
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
Revenue Recognition
Datacenter Hosting Revenue

We generate revenue from contacts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customer, and our customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of our performance). Our performance obligation related to these services is satisfied over time. We recognize revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. We bill our customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. We recognize revenue based on actual consumption in the period and invoices adjustments in subsequent periods or retains credits toward future consumption. We recorded datacenter hosting revenue of $12.1 million and $0 during the three months ended September 30, 2023 and 2022, respectively and $28.7 million and $0 during the nine months ended September 30, 2023 and 2022, respectively.
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
Providing computing power for digital asset transaction verification services is a part of Greenidge’s ordinary operating activities. The provision of such computing power is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the date received at the liquidation price received in the sale of the bitcoin reward, which is not materially different than the fair value at the contract inception or the time Greenidge has earned the award from the pools. The awards are received each day for the previous day’s revenue and are automatically sold shortly after receipt. The consideration is all variable based on the amount of computing power provided by Greenidge and the total network hash rate and it is probable that a significant reversal of the consideration will not occur.
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

The Company evaluated the recoverability of the South Carolina facility classified as Held for Sale (see note 3, Assets Held for Sale and Discontinued Operations) as of September 30, 2023. The Company anticipates realizing a gain on the sale transaction and therefore no loss on classification to Held for Sale was recorded during the three months ended September 30, 2023. The Company is evaluating future uses of the remaining real estate assets in South Carolina, which includes the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach by obtaining third party appraisals for the value of the site. An impairment charge of $4 million was recorded for the three month period ending

September 30, 2023, which is the remaining value of the building which was determined to no longer be recoverable through a sale transaction.

Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of September 30, 2023 we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $29.4 million and $28.0 million as of September 30, 2023 and December 31, 2022, respectively for the remediation of these sites. During the nine months ended September 30, 2023, the Company recognized a charge of $1.6 million for the remeasurement of an environmental liability as a result of an update in the cost estimates associated with the landfill post closure liabilities associated with the Company's New York Facility as part of our continuing evaluation of the site. The Company has estimated the cost of remediation by developing a remediation plan in consultation with environmental engineers, periodically obtaining quotes for estimated construction costs and adjusting estimates for inflationary factors based on the expected timing of the remediation work. Estimates include anticipated post-closure costs including monitoring and maintenance of the site. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional material adjustments to the environmental liability may occur in the future due to required changes to the scope and timing of the remediation, changes to regulations governing the closure and remediation of CCR sites and changes to cost estimates due to inflationary or other economic factors.
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
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. . We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. For information on legal proceedings, refer to Note 10, "Commitments and Contingencies—Legal Matters" in our unaudited condensed consolidated financial statements included elsewhere in this report.
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
The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity, natural gas and emissions credits, and based on the current price of bitcoin and electricity cost. During the year ended December 31, 2022, our profit and cash flows were impacted significantly by volatility in the prices of bitcoin and natural gas. As a result, management took certain actions during the second half of 2022 and during 2023 to improve the Company's liquidity, such as restructuring Greenidge’s debt with NYDIG.
In conjunction with such restructuring, Greenidge also entered into Hosting Agreements with NYDIG affiliates on January 30, 2023, which is expected to improve our liquidity position, as such agreements provide for cost reimbursements for key input costs, while allowing Greenidge to participate in the upside as bitcoin prices rise. The Company anticipates that existing cash resources will be depleted by the end of the first quarter of 2024, which is dependent on completion of certain actions, including our ability sell excess equipment and remaining real estate in South Carolina. See "Management’s Discussion And Analysis of Financial Condition And Results Of Operations Management’s Discussion And

Analysis Of Financial Condition And Results of Operations For Greenidge—Liquidity And Capital Resources" and Note 6, "Debt", in the Notes to Consolidated Financial Statements for further details.
Depending on its assumptions regarding the timing regarding the ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have begun to recover in 2023, management cannot predict when or if bitcoin prices will recover to prior levels, or volatility in energy costs. While the Company continues to work to implement the options to improve liquidity, there can be no assurance that these efforts will be successful. Management's ability to successfully implement these options could be negatively impacted by items outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding the Company's financial condition and substantial doubt about its ability to continue as a going concern for a reasonable period of time.
Our Class A common stock has been subject to delisting proceedings from the Nasdaq Global Select Market recently. While the Company has regained compliance with Nasdaq requirements, there can be no assurance that our Class A common stock won't be subject to delisting proceedings in the future.
On December 13, 2022, we received a letter from the listing qualifications department of The Nasdaq Stock Market LLC
(“Nasdaq”) notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules (the "Bid Price Requirement"). The Nasdaq rules provide a period of 180 calendar days in which to regain compliance before a delisting. We regained compliance by effecting a 1-for-10 reverse stock split, which became effective on May 16, 2023, and subsequently, the closing price of our Class A common stock closed above $1.00 per share for more than 10 consecutive trading days.

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

We may be required to pay deferred sales and use taxes pursuant to an economic incentive program that we have entered into with the State of South Carolina.

In March 2022, the Company entered into an economic development tax incentive program with the State of South Carolina with respect to sales and use taxes. The economic development tax incentive program permits for the deferral of the applicable taxes, and their eventual forgiveness, provided that the Company satisfies the relevant economic criteria applicable to the program. Under the State sales and use tax program, the Company is required to make a $50 million capital investment at the Spartanburg site and maintain 25 full time jobs with an average compensation level of 150% of the per capita income of Spartanburg County. The requisite capital investment and job creation under the State sales and use tax program are required to be effected within five (5) years; i.e.; by March of 2027. To date, the Company had met the investment criteria with respect to the State sales and use exemption prior to the sale of the South Carolina Facility on November 9, 2023, however the job creation criteria under the State sales and use tax program has not been met. If the Company is unable to re-negotiate the economic incentive package with the State of South Carolina, or further develop the remaining 153 acres on the site retained by the Company to include the creation of the required jobs in order to satisfy the State sales and use tax program, the Company may be subject to payment of the exempted taxes related to the purchases of equipment and utilities from April 1, 2022 through the date of sale, plus interest and penalties. The incurring of this tax liability may have an adverse effect on the business and our financial condition.
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
From October 1, 2022 through November 10, 2023, Greenidge issued 2,920,816 shares which included 133,333 shares issued to B. Riley Commercial on February 1, 2023, as an amendment fee for an amendment to the Secured Promissory Note in favor of B. Riley Commercial. See Note 9, "Stockholder's Equity", in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

The sales made pursuant to the ATM Agreement were made pursuant to a registration statement filed with the SEC.

In May 2023, Greenidge issued 54,348 unregistered shares of its class A common stock to a vendor as payment for services provided.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
As disclosed in Note 14, “Subsequent Events”, to Item 1 of this Quarterly Report (and elsewhere in this Quarterly Report), on November 9, 2023, we closed the sale of the South Carolina Facility to NYDIG. We have included as Exhibit 99.1 to this Quarterly Report certain, required, unaudited pro forma financial statements giving effect to the sale of the South Carolina Facility (the “pro forma financial information”). The pro forma financial information is presented to illustrate the estimated effect of the sale of the South Carolina Facility on the Company’s consolidated financial results, and has been derived from the Company’s historical consolidated financial statements prepared in accordance with U.S. GAAP. The pro forma financial information does not purport to represent the Company’s historical results of operations or financial condition and does not purport to project the Company’s future results of operations or financial condition. The pro forma adjustments included in the pro forma financial information contained in Exhibit 99.1 are based on currently available data and assumptions that the Company believes are reasonable.
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

10.7	Limited Waiver to the Senior Secured Loan Agreement by and among Greenidge Generation Holdings Inc. and Greenidge Generation LLC and NYDIG ABL LLC, dated as of August 11, 2023.
10.8*
Asset Purchase Agreement, dated November 9, 2023, by and among (i) NYDIG ABL LLC, a Delaware limited liability company ("NYDIG"), (ii) SC 1 Mining Site LLC, a Delaware limited liability company and Affiliate of NYDIG (the "Purchaser," and together with NYDIG, the "NYDIG Parties" and each, a "NYDIG Party"), (iii) Greenidge Generation Holdings Inc., a Delaware corporation ("Holdings"), (iv) Greenidge South Carolina, LLC, a Delaware limited liability company and wholly-owned direct subsidiary of Holdings ("Property Seller Parent," and together with Holdings, the "Specified Asset Sellers" and each of them, a "Specified Asset Seller"), (v) 300 Jones Road LLC, a Delaware limited liability company and wholly-owned indirect subsidiary of Property Seller Parent ("Property Seller," and together with the Specified Asset Sellers, the "Sellers" and each of them, a "Seller"), and (vi) solely for purposes of Section 8, each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I thereto (collectively, the "Seller Affiliates," and together with Sellers, the "Seller Parties" and each of them, a "Seller Party").

10.9*
Real Estate Purchase and Sale Agreement dated November 9, 2023, by and among (i) SC 1 Mining Site LLC, a Delaware limited liability company ("Purchaser"), (ii) Greenidge Generation Holdings Inc., a Delaware corporation ("Holdings"), (iii) Greenidge South Carolina LLC, a Delaware limited liability company and wholly-owned direct Subsidiary of Holdings ("Property Seller Parent"), (iv) 300 Jones Road LLC, a Delaware limited liability company and wholly-owned indirect Subsidiary of Property Seller Parent ("Property Seller" and together with Holdings and Property Seller Parent, the "Sellers" and each of them, a "Seller"), and (v) solely for purposes of Article VII, each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I of the APA (as hereafter defined) (collectively, the "Seller Affiliates," and together with Sellers, the "Seller Parties" and each of them, a "Seller Party").

10.10*
Transition Services Agreement, dated November 9, 2023, by and between SC 1 Mining Site LLC, a Delaware limited liability company ("NYDIG") and Greenidge Generation Holdings Inc., a Delaware corporation ("Holdings").

10.11*
Hosting Order Termination Agreement, dated November 9, 2023, between Greenidge South Carolina LLC, a Delaware limited liability company ("Host"), and SC 1 Mining LLC (formerly known as NYDIG Mining Equipment SPV 28 LLC, formerly known as Rigs 4 LLC), a Delaware limited liability company ("SC1 Mining").

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

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX_99.1	Unaudited Pro Forma Financial Information for the South Carolina Facility Sale
EX_99.2	Press Release dated November 14, 2023 with Third Quarter results
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Interim Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenidge Generation Holdings Inc.

Date: November 14, 2023	By:	/s/ David Anderson
David Anderson
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer