Form 10-K
period 2023-12-31
Greenidge Generation Holdings Inc.
filed 2024-04-10
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Based on the closing sale price of $2.82 of the Registrant's Class A common stock (giving effect to the Registrant's 1-for-10 reverse stock split on May 16, 2023) on the Nasdaq Global Select Market on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the Registrant was $12,143,320.

As of April 5, 2024, the Registrant had 7,052,784 shares of class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2023.

Unless otherwise indicated or the context otherwise requires, all references in this annual report on Form 10-K (this “Annual Report”) to the “Company,” “Greenidge,” “we,” “us,” “our” and similar terms refer to Greenidge Generation Holdings Inc., together with its consolidated subsidiaries. All share and per share data in this Annual Report have been retroactively adjusted to reflect the one-for-ten reverse stock split that we effected on our class A common stock, par value $0.0001 per share (“Class A common stock”) and our class B common stock, par value $0.0001 per share (“Class B common stock”), on May 16, 2023.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Item 1A, "Risk Factors" of this Annual Report on Form 10-K, as well as statements about or relating to or otherwise affected by:
•our ability to continue as a going concern for a reasonable period of time;
•our ability to successfully maintain our power and hosting arrangements on acceptable terms, or our operations may be disrupted, and our business results may suffer, which could have a material adverse effect on our business, financial condition, and results of operations;
•fluctuations and volatility in the price of bitcoin and other cryptocurrencies;
•any failure by us to obtain acceptable financing with regard to our growth strategies or operations;
•the ability to negotiate or execute definitive documentation with respect to potential expansion sites on terms and conditions that are acceptable to Greenidge, whether on a timely basis or at all;
•changes in applicable laws, regulations, or permits, including our Title V Air Permit whose non-renewal is currently being appealed, affecting our operations or the industries in which we operate, including regulation regarding power generation, environmental laws, cryptocurrency usage and/or cryptocurrency mining, and a regulatory trend toward stricter oversight of crypto asset platforms and the cryptocurrency industry;
•loss of public confidence in, or use cases of, bitcoin and other cryptocurrencies;
•the potential of cryptocurrency market manipulation;
~~•~~the economics of hosting cryptocurrency miners, including as to variables or factors affecting the cost, efficiency and profitability of our hosting arrangements;
•the availability, delivery schedule, and cost of equipment necessary to maintain and grow our business and operations, including datacenter equipment and equipment meeting the technical or other specifications required to achieve our growth strategy;
•the possibility that we may be adversely affected by other economic, business, or competitive factors, including factors affecting the industries in which we operate or upon which we rely and are dependent;
•the ability to expand successfully to other facilities, effectively integrate and manage acquired businesses or assets, mine other cryptocurrencies, or otherwise expand our business;
•changes in tax regulations applicable to us, our assets or cryptocurrencies, including bitcoin;

•if we fail to comply with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), Nasdaq may delist our Class A common stock;
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
Consequently, all of the forward-looking statements made in this Annual Report are qualified by the information contained herein, including the information contained under this caption and the information in Item 1A, "Risk Factors" of this Annual Report. We can provide no assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.
Additionally, we may provide information in this Annual Report that is not necessarily “material” under the federal securities laws for SEC reporting purposes, but that is informed by various environmental, social, and governance (“ESG”) standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
You should not put undue reliance on forward-looking statements. We can provide no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do occur, what impact they will have on the results of our operations, financial condition or cash flows. Actual results may differ materially from those discussed in this Annual Report. All forward-looking statements speak only as of the date of this Annual Report and, except as required by law, we do not assume any duty to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise, as of any future date.
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely impact our results of operations, financial condition, or cash flows, or our ability to continue as a going concern, or cause a decline in the price of our Class A common stock:
•Because there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
•We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
•We have a limited operating history, with operating losses as we have grown. If we are unable to sustain greater revenues than our operating costs, as well as expansion plans, we will continue operating losses, which could negatively impact our results of operations, strategy and financial performance.
•If we fail to comply with the Nasdaq continued listing standards, Nasdaq may delist our Class A common stock.
•We have material environmental liabilities, and the costs of compliance with existing and new environmental laws could have a material adverse effect on us.
•We are exposed to customer concentration risk, substantially dependent on our sole hosting services customer, and exposed to counterparty nonperformance risk for our hosting services arrangement.
•We are at an early stage of development of our hosting business, currently have limited sources of revenue, incurred net losses for 2023 and 2022, and may not be profitable in the future.

•It may take significant time, expenditure, or effort for us to grow our business, including our bitcoin datacenter operations, through acquisitions, which we must effectively integrate and manage and which may present unanticipated liabilities or challenges, and our efforts may not be successful.
•We have experienced turnover in our senior management team and reduced our headcount in 2023. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
•We have been, are currently, and may be in the future, the subject of legal proceedings, including governmental investigations.
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
•As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures to expand our fleet of miners.
•Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•The bitcoin reward for successfully uncovering a block will halve several times in the future, including in April 2024, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts;
•The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and business failure, as demonstrated by recent shutdowns of certain digital asset exchanges and trading platforms, which has negatively impacted confidence in the digital asset industry as a whole. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.
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
•Regulatory changes or actions may alter the nature of an investment in us or restrict the use of bitcoin in a manner that adversely affects our business prospects, results of operations, and financial condition.
•We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to host bitcoin miners and to mine bitcoin.
•Maintenance, expansion, and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows, and financial condition.
•Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to cryptocurrency investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.
•The impact of geopolitical and economic events on the supply and demand for bitcoin is uncertain.
•Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain, and difficulty and cost in obtaining new hardware.
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
The risks described above should be read together with the text of the full risk factors described in Item 1A, "Risk Factors" and the other information set forth in this report, including our consolidated financial statements and the related notes, as well as in other documents that we file with Securities and Exchange Commission (the "SEC"). Our business, prospects, results of operations or financial condition could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in "Risk Factors" are forward-looking statements. See "Cautionary Statement Regarding Forward-Looking Statements" above.

PART I
ITEM 1. BUSINESS.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility" and, together with the New York Facility, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from three primary sources: (1) datacenter hosting, which we commenced on January 30, 2023, (2) cryptocurrency mining, and (3) power and capacity.
On November 9, 2023, we sold the South Carolina Facility, including approximately 44 MW mining facilities and subdivided real estate, to NYDIG ABL LLC ("NYDIG") to complete a deleveraging transaction. We continue to own approximately 153 acres of land in South Carolina, and are assessing potential uses of the remaining site, which may include the sale of the property.
On March 6, 2024, we agreed to purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. This property will provide us with access to 32.5 MW of additional power capacity. We expect the transaction to close in April 2024 and intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
Cryptocurrency Datacenters. As of the year ended December 31, 2023, our cryptocurrency datacenter operations generated revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by us. We converted substantially all of our earned bitcoin into U.S. dollars.
On January 30, 2023, as part of an overall debt restructuring, we transferred ownership of miners with capacity of approximately 2.8 EH/s to our lender, NYDIG, in exchange for a reduction of debt. We host, power, and provide technical support services and other related services to miners owned by NYDIG's affiliates under a hosting services agreement and related orders. See "Hosting Agreements" for further details.
Our datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, were associated with datacenter hosting and 10,700 miners, or 1.2 EH/s, were associated with Greenidge's cryptocurrency mining. Subsequent to the sale of the South Carolina Facility, datacenter operations consist of approximately 28,800 miners with approximately 3.0 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,100 miners or 1.8 EH/s, is associated with datacenter hosting and 10,700 miners, or 1.2 EH/s is associated with our cryptocurrency mining.
Hosting Agreements. We are party to hosting agreements under which (i) we host, power, and provide technical support and other related services to bitcoin mining equipment owned by our customer, at our facilities, in exchange for payments from our customer to us as the service provider; and (ii) third party service providers host and operate bitcoin mining equipment owned by us at their facilities, in exchange for payments from us as the customer. We have subsequently consolidated our outstanding hosting agreements in New York into a single agreement. This occurred after December 31, 2023.
NYDIG Hosting Agreement. On January 30, 2023, we entered into hosting services agreements and related orders with affiliates of NYDIG (collectively as in effect from time to time, the "NYDIG Hosting Agreement"), which resulted in a material change to our business strategy with us largely operating miners owned by NYDIG affiliates. Under the NYDIG Hosting Agreement, we agreed to host, power, and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at the New York Facility and the South Carolina Facility for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee as well as a gross profit-sharing arrangement. Under the NYDIG Hosting Agreement, NYDIG affiliates are required to provide Greenidge an upfront security deposit, pay a configuration fee for the setup of new or relocated miners, and pay for repairs and parts consumed in non-routine maintenance (i.e., units that are out of service for more than 12 hours). Greenidge is required to pay NYDIG a portion of capacity revenue, as well as a portion of the gross margin from any energy sales in excess of mining requirement. Additionally, when market conditions dictate shutting down mining and making market sales of energy, Greenidge is required to pay NYDIG the expected value that it would have received as if the cryptocurrency datacenter had operated and a portion of gross margin from energy sales above normal mining requirements. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.

On August 10, 2023, we amended the NYDIG Hosting Agreement to increase the number of miners being hosted by Greenidge, utilizing all of the expanded capacity resulting from an upgrade of the mining facilities at the South Carolina Facility. On November 9, 2023, we closed the sale of the South Carolina Facility to NYDIG to complete the deleveraging transaction, and the hosting order for the South Carolina Facility was terminated. However, the NYDIG Hosting Agreement continues to cover all of the mining capacity at the New York Facility, and was amended on March 6, 2024 to consolidate multiple hosting orders covering the NYDIG affiliates' mining equipment under one agreement.
Conifex Hosting Agreement. On March 15, 2023, we entered into a hosting agreement with Conifex Timber Inc. (“Conifex”) to host 750 Greenidge-owned miners at Conifex's facility in British Columbia, Canada (the “Conifex Hosting Agreement”), in exchange for a hosting fee and a percentage of the mining proceeds.

Core Hosting Agreement. On April 27, 2023, we entered into a hosting agreement with Core Scientific, Inc. (“Core”), in which Core hosts and operates approximately 6,900 Greenidge-owned bitcoin miners at its facilities (the “Core Hosting Agreement”), in exchange for a hosting fee and a percentage of the mining proceeds.
Independent Electric Generation. We own and operate a 106 MW power generation facility that is connected to the New York Independent Systems Operator (the "NYISO"), which operates New York state’s power grid. The aforementioned deleveraging transaction did not alter our ownership of this facility and we plan to continue to operate such facility. We sell electricity to the NYISO at all times when the plant is running and we increase or decrease the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. Based upon levels of demand and prevailing prices for electricity, we may temporarily curtail operations at our cryptocurrency datacenter located at our power generation facility in order to meet the demand for electricity. Revenue generated from the wholesale power market is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market and the prevailing price of natural gas. In addition, we receive revenues from the sale of our capacity and ancillary services in the NYISO wholesale market. Through these sales, we generate three revenue streams:
◦Energy revenue: When dispatched by the NYISO, we receive energy revenue based on the hourly price of power.
◦Capacity revenue: We receive capacity revenue for committing to sell power to the NYISO when dispatched.
◦Ancillary services revenue: When selected by the NYISO, we receive compensation for the provision of operating reserves.
Our datacenter operations in New York are powered by electricity generated directly by our power plant, which is referred to as "behind-the-meter" power as it is not subject to transmission and distribution charges from local utilities. As of December 31, 2023, our owned and customer hosted miners at the New York Facility had the capacity to consume approximately 60 MW of electricity. We have approval from NYISO to utilize 64 MW of electricity behind-the-meter.

Support Services. On September 14, 2021, GGH Merger Sub, Inc. ("Merger Sub"), a wholly owned subsidiary of Greenidge, merged with and into Support.com, Inc. ("Support.com"), with Support.com continuing as the surviving corporation (the "Merger") and a wholly owned subsidiary of Greenidge, pursuant to the Agreement and Plan of Merger, dated March 19, 2021 (the "Merger Agreement"), among Greenidge, Support.com and Merger Sub. At the effective time of the Merger, we issued 2,960,731 shares of Class A common stock in exchange for all shares of common stock, par value $0.0001, of Support.com and all outstanding stock options and restricted stock units of Support.com. Support.com’s results of operations and balance sheet have been consolidated effective with the Merger.
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
Support.com’s largest customer elected to not renew their contract with Support.com upon its expiration on December 31, 2022. As a result of this development, management and the Board of Directors decided to strictly focus on our cryptocurrency datacenter and power generation operations and made the determination to consider various strategic alternatives for the Support.com segment, including the potential disposition of assets. We have classified the

Support.com business as held for sale and discontinued operations in our consolidated financial statements as a result of this decision to strictly focus on our cryptocurrency datacenter and power generation operations, including pursuant to our hosting agreements. See Note 3, "Discontinued Operations", in the Notes to Consolidated Financial Statements. On January 17, 2023, Greenidge completed the sale of certain assets of Support.com for net proceeds of approximately $2.6 million as the first step in the disposal of the Support.com segment assets. In June 2023, the Company entered into a purchase and sale agreement with third parties to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com are presented as current at December 31, 2023 and 2022. The remaining assets and liabilities consist primarily of remaining receivables and refundable deposits, payables, and accrued expenses associated with the closing of operations and foreign tax liabilities.
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
In January 2021, GGH completed a corporate restructuring. Pursuant to this restructuring, Greenidge was incorporated in the State of Delaware on January 27, 2021 and on January 29, 2021, we entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which we acquired all of the ownership interests in GGH in exchange for 700,000 shares of our common stock. As a result of this transaction, GGH became a wholly-owned subsidiary of Greenidge.
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
On December 13, 2022, we received a letter from the listing qualifications department of Nasdaq notifying us that for the prior 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq listing rules, and we regained compliance with Nasdaq’s continued listing standards by effecting a one-for-ten reverse stock split on our Class A common stock and Class B common stock on May 16, 2023. See "Risk Factors—Risks Related to the Ownership of Our Securities—Our Class A common stock was subject to Nasdaq delisting proceedings recently. While we regained compliance with Nasdaq’s listing requirements, we can provide no assurance that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock."

On December 31, 2022, we classified the Support.com business as held for sale and discontinued operations. On January 17, 2023, we completed the sale of certain assets of Support.com as the first step in the disposal of the Support.com segment assets, and are actively pursuing the sale of the remaining portion of the Support.com business. In June 2023, the Company entered into purchase and sale agreements with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com are presented as current at December 31, 2023 and 2022. The remaining assets and liabilities consist primarily of remaining receivables and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.
On January 30, 2023, we entered into a debt restructuring agreement with our primary lender NYDIG, which included the transfer of approximately 2.8 EH/S of bitcoin mining equipment to NYDIG. Concurrently, we entered into the NYDIG Hosting Agreement to host, power and provide technical support services, and other related services, to NYDIG's mining equipment at data centers operated by us for a period of five years, unless earlier terminated in accordance with the terms of such agreement.
In August 2023, we completed an electrical upgrade at our South Carolina facility increasing the capacity to 44 MW, as well as the expansion of the mining infrastructure in order to support approximately 8,500 incremental miners. Upon completion of this expansion, on August 10, 2023, we and NYDIG amended the NYDIG Hosting Agreement to increase the number of miners being hosted by Greenidge utilizing all of the expansion.

On November 9, 2023, we closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, we received total consideration of $28 million, as follows:

•The remaining principal of $17.7 million on our Senior Secured Loan with NYDIG, which we entered into on January 30, 2023, was extinguished;

•The remaining principal of $4.1 million on our Secured Promissory Note in favor of B. Riley Commercial Capital, LLC, which we issued on March 18, 2022 and NYDIG purchased from B. Riley Commercial on July 20, 2023 at par, was extinguished;

•A cash payment of approximately $4.5 million; and

•A bonus payment of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance.

The Company recognized a gain on the sale of the South Carolina Facility of $8.2 million.

In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. The NYDIG Hosting Agreement related to the New York Facility was not impacted by this transaction and remains in place.

Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property.

On March 6, 2024, we agreed to purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, for a purchase price of $1.45 million, from a a subsidiary of Motus Pivot Inc., a portfolio company of Atlas, our controlling shareholder and a related party. This property will provide us with access to 32.5 MW of additional power capacity. We expect the transaction to close in April 2024 and intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
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
Bitcoin Mining Economics
The bitcoin network is designed in such a way that the reward for adding new blocks to the blockchain decreases over time. The number of bitcoin awarded for solving a new block is automatically halved after every 210,000 blocks. Each block takes approximately 10 minutes to be solved and as a result, rewards are halved approximately every four years. Currently, the fixed reward for solving a new block is 6.25 bitcoin per block and this number is expected to decrease by half to become 3.125 bitcoin in April 2024.
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
On November 9, 2023, we closed the sale of the South Carolina Facility as part of a deleveraging transaction. Our data center in South Carolina was set on a 175-acre site which had approximately 44 MW of mining capacity. We purchased power from a supplier of approximately 60% zero-carbon sourced energy, which resulted in a relatively stable energy and cost environment.
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
Products and Services
Cryptocurrency Datacenter Operations
We began mining bitcoin in 2019 with the construction of a pilot datacenter to operate approximately 9 PH/s of bitcoin mining capacity located at our New York Facility. We launched a commercial data center for bitcoin mining and blockchain services in January 2020, and as of December 31, 2023, we had approximately 28,800 miners deployed [on our two sites] capable of producing an aggregate hash rate capacity of approximately 3.0 EH/s. Although the number of miners deployed provides a sense of scale of cryptocurrency datacenter operations as compared to our peers, management believes that hash rate, or the number of hashes a miner can perform in each second, typically expressed in EH/s or terahash per second ("TH/s") and used as a measure of computational power or mining capacity used to mine and process transactions on a blockchain such as bitcoin, provides a more comparable measure of a cryptocurrency datacenter fleet’s ability to process cryptocurrency transactions as compared to other bitcoin mining operations.
On January 30, 2023, we signed the NYDIG Hosting Agreement and generate revenue through hosting fees, which include a profit sharing component. As of December 31, 2023, we continue to own approximately 10,700 miners with a capacity of approximately 1.2 EH/s.
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
These sales accounted for approximately 9% and 18% of our total revenue for the years ended December 31, 2023 and 2022, respectively.
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
Power Generation in New York
The NYISO operates bid-based wholesale markets for electric energy, capacity, and other generation-related services such as reactive power support and frequency control. We are authorized to participate in all of these markets, where our bids are evaluated along with bids from numerous other generating facilities in or near New York State. In each of these markets, the NYISO sets the market price, which is paid to all bidders, based on the highest priced bid accepted to meet demand.
We compete against all other NYISO generation resources, which as of Summer 2023 included approximately 40,262 MW of installed capacity consisting of gas and oil-fired thermal generation, as well as nuclear, hydro, wind, and other renewable generation. Our competitiveness is based on our variable cost compared to the marginal price in the energy markets as set by the bid of the highest- price resource required to satisfy load requirements. The primary determinants of our variable cost are its efficiency (e.g., how much gas is required to produce a given unit of power) and fuel cost.
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
~~•~~Hosting arrangements. The terms of the NYDIG Hosting Agreement require NYDIG to pay a hosting fee that covers the cost of power and a hosting fee associated with direct costs of mining facilities management, as well as a gross profit-sharing arrangement. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
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
•Power market upside. Being online 24/7 allows us to optimize between hosting, power, and cryptocurrency datacenter revenue.
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
Environmental, Social, Governance
We are committed to making progress on the issues that matter in the ESG areas, and more specifically to serving as a community partner in the locations in which we operate. This is a critical part of our plan for growth and value creation as we develop our business. In 2022, we donated to local community developments including the construction of a new playground in Dresden, NY and to initiatives for the preservation of Yates County history, as well as numerous other sponsorships of local initiatives.
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
The RGGI requires, by law, that we remit credits to offset 50% of our annual emission expense in the following year, for each of the years in the three-year control period (i.e., the Fourth Control period being January 1, 2018 to December 31, 2020). In February 2021, we remitted emissions allowances for the control period. We continue to remit credits in accordance with RGGI under the current three-year control period (i.e., the Fifth Control Period being January 1, 2021 to December 31, 2023). We recognize expense on a per ton basis, where one ton is equal to one RGGI credit. RGGI credits are recorded on a first in, first out basis. We incurred emissions expenses of $6.5 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively, which was allocated between cost of revenue - cryptocurrency datacenter and cost of revenue - power and capacity, based on the relative percentage of MWh consumed for each, in the accompanying consolidated statements of operations.
We completed the installation of cylindrical wedge wire screens at the water intake system for our New York Facility. The completion of the wedge wire screens represents another critical milestone in Greenidge’s extensive efforts to meet or exceed all of New York State’s nation-leading environmental standards. We began work on the project in 2017, shortly after receiving a water discharge permit from New York State Department of Environmental Conservation ("NYSDEC"). Greenidge was required to meet strict deadlines established by NYSDEC over the course of the project, including years of detailed study, comprehensive sampling, a pilot study, development of a verification monitoring plan and more. Additionally, the U.S. Army Corps of Engineers has reviewed relevant components of the project and issued approval. We met all government deadlines throughout the extensive regulatory process and were permitted to complete the installation of the wedge wire screens after final NYSDEC and Federal approvals were granted on September 26, 2022 and October 7, 2022, respectively. We invested more than $6 million in the required processes, including the study, design, and installation, necessary to complete the wedge wire screen project, which reflect the Best Technology Available according to NYSDEC, and other Greenidge State Pollutant Discharge Elimination System ("SPDES") permit requirements. The construction work was completed by workers from local unions, including members of the International Brotherhood of Electrical Workers Local 840, Dockbuilders and Timbermen Local 1556, Carpenters Western New York Local Union 276, International Union of Operating Engineers Local 158 & 150 and Millwrights Local 1163.
From time to time we have purchased voluntary carbon offsets from a portfolio of U.S. greenhouse gas reduction projects as one method to reduce our carbon footprint. No voluntary carbon offset credits were purchased during the year ended December 31, 2023.
Seasonality
Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hash rate at a given point in time relative to the total hash rate of bitcoin. Our power revenue may vary due to external factors impacting supply and demand of electricity in the region including demand due to seasonal weather.

Human Capital Management
As of December 31, 2023, Greenidge had 40 employees. We had no employees based outside of the United States. None of our employees are covered by collective bargaining agreements. We believe our relationship with our employees is satisfactory.
Workplace Health and Safety
The safety and health of our employees is a top priority for us. We are committed to maintaining an effective safety culture and to stressing the importance of our employees’ role in identifying, mitigating, and communicating safety risks. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety.
Government Regulation
Greenidge Generation holds a Certificate of Public Convenience and Necessity issued by the NYS Public Service Commission (the "PSC") under section 68 of the Public Service Law. In addition, it has been granted lightened regulation by the PSC and Market Based Rate Authority by the Federal Energy Regulatory Commission (the "FERC") authorizing it to enter into sales of power in interstate commerce at market-based rates. It is connected to the New York State Electric & Gas Corporation ("NYSEG") transmission system by virtue of the Large Generation Interconnection Agreement among Greenidge Generation, the NYSEG and the NYISO. All environmental permits are set forth below.
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

Greenidge Pipeline and Greenidge Pipeline Properties Corporation are "gas corporations" subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by gas corporations of "stocks, bonds and other evidences of indebtedness" and the purchase and sale of either the assets of or the ownership interests in gas corporations. Greenidge Pipeline and Greenidge Pipeline Properties Corporation operate their approximately 4.6 -mile gas pipeline under the terms of a certificate of environmental compatibility and public need issued by the PSC. The terms of that certificate govern the safe operation of the facility and minimization of the impacts of that facility on the environment.
Greenidge Generation currently has permission from the PSC to issue up to $50 million in "indebtedness," which may include non-voting stock. To the extent that Greenidge Generation seeks to issue more than $50 million in such instruments (net of the amount of any instruments already issued), approval must be obtained from the PSC. Issuances of any such instruments by Greenidge Generation do not require the PSC’s prior approval, as long as the power generating assets held by Greenidge Generation are not pledged as security under those instruments. Currently these power generating assets are not pledged as security under any of our outstanding debt agreements.
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
Complying with environmental laws often involves significant capital and operating expenses. See "Risk Factors—Risks Related to Our Business—Risks Related to Our Business Generally" and "—Risks Related to our Datacenter and Power Generation Operations" for further details.
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
In late June 2022, the NYSDEC announced its denial of the Title V air permit renewal for our New York Facility. We filed a notice with the NYSDEC on July 28, 2022 requesting a hearing on NYSDEC’s decision. Having timely completed our application to renew our Title V air permit, we are permitted to operate uninterrupted under a State Administrative Procedures Act extension, in full compliance with our existing Title V Air Permit, until final resolution of the adjudicatory hearing process. On September 22, 2023, the Administrative Law Judge presiding over the hearing issued a ruling with respect to the status of the parties and the issues to be adjudicated in the hearing, granting party status with respect to four environmental groups and identifying three issues for adjudication: (1) whether there is justification for renewal of our Title V Air Permit notwithstanding its inconsistency with the greenhouse gas emissions limits; (2) whether there are proposed alternatives or greenhouse gas mitigation measures that would immediately lessen or eliminate the inconsistency or interference with greenhouse gas emissions goals at the time of permit issuance; and (3) whether renewal of our Title V Air Permit would disproportionately burden disadvantaged communities. We timely submitted an interim appeal challenging such ruling with a motion to stay the broader appeals process while the interim appeal is being resolved. No further adjudicatory proceedings have been scheduled to date and we expect that the appeals process may take a number of years to fully resolve.
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
Waste
The Landfill is also subject to a Part 360 Solid Waste Management Facility permit issued by NYSDEC. An application to renew and modify the Part 360 permit was submitted in August 2020 to NYSDEC, and NYSDEC is currently processing the application. Due to the operations of the previous owners of the Lockwood Hills landfill, in 2015 NYSDEC alleged that the then-existing Leachate Pond was causing exceedances of New York State groundwater standards. Lockwood Hills entered into a Consent Order with the NYSDEC in 2015, which required remediation of the leachate pond, and installation of a liner and treatment system. The work required by the Consent Order was completed in 2019 as required, and NYSDEC approved of the construction report on July 6, 2020. Applications for modification of the SPDES and Part 360 permits to reflect the implementation of the consent order, which are the final requirements of the consent order, were timely submitted to NYSDEC. During the fourth quarter of 2023, we received a request for additional information from NYSDEC which we are currently in the process of gathering to facilitate the processing of our permit renewal applications. Lockwood Hills is subject to EPA’s Coal Combustion Residuals Rule (the "CCR Rule"), as a coal combustion residual ("CCR") landfill. In accordance with the requirements of the CCR Rule, Lockwood has drafted required plans and documents and hosts a publicly available website that makes certain documents available to the public. Our communications with EPA with respect to the Landfill and continued CCR compliance requirements continued in January 2024 and remain ongoing.

Greenidge Generation is also subject to the CCR Rule, which requires that the onsite CCR surface impoundment associated with previous coal-fired operation of the facility, be closed. Greenidge Generation has also drafted the CCR Rule documents associated with closure, and has a publicly available website that makes certain documents available to the public as required by the rule. We have evaluated the impact of the CCR Rule on our consolidated financial position, results of operations, or cash flows and have accrued environmental liabilities under the rule based on current estimates. On January 9, 2024, Greenidge Generation entered into a Consent Agreement and Final Order with EPA wherein we were required to pay a civil fine in the amount of $105,000 and to cease receipt of waste into the onsite CCR surface impoundment in accordance with the timeframes and extensions set forth in the CCR Rule. Greenidge Generation continues to undertake compliance efforts pursuant to the Consent Agreement and Final Order.
Environmental Liability
As required by the NYSDEC, landfills are required to establish and maintain financial assurance mechanism to cover closure, post-closure care, and related expenses. The purpose of the financial assurance mechanism is to ensure the amount of funds assured is sufficient to cover the costs of landfill closure, post-closure care, custodial care, and, if necessary, corrective measures for known releases when needed. The financial assurance amount is based on written estimates, in current dollars, of the cost of hiring a third party to perform the work. The NYSDEC has allowed Atlas and its affiliates to satisfy this financial assurance obligation by maintaining a letter of credit guaranteeing the payment of the landfill liability. As of December 31, 2023, the letter of credit amount was approximately $5 million, which guaranteed the payment of a portion of the landfill liability. In 2024, Greenidge plans to contribute $1.1 million into a trust established with NYSDEC as the beneficiary to cover the remainder of the landfill surety requirement.
CCRs are subject to federal and state regulations. Most of our obligations associated with CCR are for the closure of a coal ash pond. The Landfill is in compliance with the CCR requirements applicable to CCR landfills and is not required to close. With regards to our coal ash pond, in accordance with federal law and Accounting Standards Codification ("ASC") 410-20, Environmental Liabilities, we have an environmental liability of $17.3 million as of December 31, 2023.
During the year ended December 31, 2023, we recognized a charge of $2.4 million for the remeasurement of environmental liabilities as a result of an update in the cost estimates associated to CCR liabilities related to the Lockwood landfill and the CCR impoundment as part of our continuing evaluation of the site.
Available Information
Our website is located at www.greenidge.com. Information on our website does not constitute a part of this Annual Report. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the SEC. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Additionally, these materials, including this Annual Report and the accompanying exhibits are available from the SEC’s website http://www.sec.gov.
ITEM 1A. RISK FACTORS.
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes and in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report on Form 10-K and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled "Cautionary Statement Regarding Forward-Looking Statements".
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.
Risks Related to Our Business
General Risks
Because there is substantial doubt as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity, natural gas and emissions credits, and based on the current price of bitcoin and electricity cost. During the year ended December 31, 2023, and in the first quarter of 2024, we took certain actions to improve our liquidity, such as restructuring our debt with NYDIG, selling the South Carolina Facility, and completing an equity financing with Armistice Capital Master Fund Ltd. ("Armistice") in February 2024. See “Business—Corporate History and Structure,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources."

Depending on our assumptions regarding the timing of and our ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have recovered and risen substantially in the fourth quarter of 2023 and first quarter of 2024, we cannot predict if bitcoin prices will continue to rise or remain at recent levels, or volatility in energy costs. While we continue to work to implement the options to improve liquidity, we can provide no assurance that these efforts will be successful. Our ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding our financial condition and substantial doubt about our ability to continue as a going concern for a reasonable period of time.
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
If we conduct an equity offering, to raise capital or to take advantage of strong capital markets, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could materially decline. See “Risks Related to the Ownership of Our Securities—Our issuance of a significant number of additional shares of Class A common stock in connection with any future financings, acquisitions, investments, commercial arrangements, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result."
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
We began bitcoin mining in May 2019 and have experienced recurring losses from operations in prior years. Bitcoin and energy pricing and cryptocurrency datacenter economics are volatile and subject to uncertainty, which has resulted in operating losses during certain periods. Our current strategy will continue to expose us to the numerous risks and volatility associated with the cryptocurrency datacenter and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the profitability of our hosting arrangement with NYDIG, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.
If, among other things, the price of bitcoin does continue its recovery, which began in 2023 and has continued through the first quarter of 2024, or mining economics do not return to profitability, we will continue to incur losses Such losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. While we are closely monitoring our cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact our financial performance. There is substantial doubt about our ability to continue as a going concern and to manage our liabilities in light of our current operating environment, and an investment in our common stock is highly speculative. Our prospects for operating a viable hosting business are uncertain. See "General Risks—Because there is a risk as to our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment."
Risks Related to Our Business Generally
We are exposed to customer concentration risk, substantially dependent on our sole hosting services customer, and exposed to counterparty nonperformance risk for our hosting arrangement.
We currently are substantially dependent on our sole hosting services customer to generate most of our revenue, which exposes us to the risk of nonperformance by such customer, whether contractual or otherwise. The nonperformance of our hosting services customer would have a material impact on our liquidity and ability to operate the business. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. For further details, see "Business—Overview—Hosting Agreements" for further details. Any significant nonperformance by our customer, could have a material adverse effect on our business, prospects, financial condition, and operating results.

We are at an early stage of development of our hosting business, currently have limited sources of revenue, incurred net losses in 2023 and 2022, and may not be profitable in the future.
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

We incurred net losses in 2023 and 2022. If we are unable to successfully implement our development plan or to increase our generation of revenue, we may not be profitable in the future, and we may be unable to continue our operations. Furthermore, our proposed operations are subject to all business risks associated with new enterprises. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions, and a corresponding customer base. We can provide no assurance that we will operate profitably.

Our success depends in large part on our ability to mine digital assets profitably and to attract customers for our hosting capabilities. Increases in power costs or our inability to mine digital assets efficiently and to sell digital assets at favorable prices will reduce our operating margins, impact our ability to attract customers for our services and harm our growth prospects and could have a material adverse effect on our business, financial condition, and results of operations.
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
•we provide hosting services that are deemed by existing and potential customers or suppliers to be inferior to those of our competitors, or that fail to meet customers’ or suppliers’ ongoing and evolving program qualification standards, based on a range of factors, including available power, preferred design features, security considerations, and connectivity;
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

We have a single hosting customer in the cryptomining industry, and we remain substantially dependent on this customer. The cryptomining industry is subject to various risks which could adversely affect our customer’s ability to continue to operate their businesses, including, but not limited to:
•ongoing and future government or regulatory actions that could effectively prevent mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;

•a high degree of uncertainty about cryptoassets’ status as a "security," a "commodity," or a "financial instrument" in any relevant jurisdiction which may subject cryptomining industry to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset- related activities as a result of compliance risk, cost, government regulation, or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;
•extreme volatility in the market price of cryptoassets that may harm our customers financial resources, ability to meet their contractual obligations to us, or cause them to reduce or cease mining operations;
•use of a ledger-based platform may not necessarily benefit from viable trading markets or the rigors of listing requirements for securities, creating higher potential risk for fraud or the manipulation of the ledger due to a control event;
•concentrated ownership, large sales of cryptoassets, or distributions or redemptions by vehicles invested in cryptoassets could have an adverse effect on the demand for, and market price of, such cryptoasset;
•the cryptomining industry could face difficulty adapting to emergent digital ledgers, blockchains, or alternatives thereto, rapidly changing technology or methods of, rules of, or access to, platforms;
•the number of cryptoassets awarded for solving a block in a blockchain could decrease which may adversely affect the incentive to expend processing power to solve blocks and/or continue mining, and miners may not have access to resources to invest in increasing processing power when necessary in order to maintain the continuing revenue production of their mining operations;
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
The aforementioned negative impacts to the cryptomining industry may negatively affect our business, financial condition, operating results, liquidity, and prospects.
The bitcoin reward for successfully uncovering a block will halve several times in the future, including in April 2024, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.
Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term "halving." For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. The next halving will occur in April 2024. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140.
Bitcoin has had a history of price fluctuations around the halving of its rewards, and we can provide no assurance that any price change will be favorable or would compensate for the reduction in bitcoin mining reward in connection with a halving. If the award of bitcoin or a proportionate decrease in bitcoin mining difficulty does not follow these anticipated halving events, the revenue we earn from our cryptocurrency datacenter operations would see a corresponding decrease, and we may not have an adequate incentive to continue bitcoin mining.

Any disruption in developing our datacenter sites may delay our expansion of hosting services or deployment of miners, which may adversely affect our results of operations and financial performance.
We are in the process of developing other sites and expanding our existing locations for our hosting customers as well as to deploy our mining equipment, and any disruption in developing such sites may delay our efforts. We may face challenges in obtaining suitable land to build new cryptocurrency datacenter facilities, as we require close cooperation with local power suppliers and local governments of the places where our proposed facilities are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new datacenters not being completed at all. Any delay in developing other sites could delay our ability to expand our hosting services, deploy mining equipment that we own and is currently idle, and materially adversely affect our results of operations, strategy, and financial performance. Our business will be negatively impacted if we are unable to run our datacenter operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we may damage our miners and the profitability of our datacenter operations. If we experience significant delays in the supply of power required to support any datacenter expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability, and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially adversely affect our business, financial condition, and results of operations.
It may take significant time, expenditure, or effort for us to grow our business, including our cryptocurrency datacenter operations, through acquisitions, and our efforts may not be successful.
The number of bitcoin and other cryptocurrency datacenter companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency datacenter companies seek to grow their mining or hosting capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of existing cryptocurrency datacenter companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source our electricity for our cryptocurrency datacenter operations from our captive power generation facility located in the Town of Torrey, New York. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency datacenter businesses or electricity generating power plants. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long-term growth prospects, which could materially adversely affect our results of operations, strategy, and financial performance.
Failure to successfully integrate acquired businesses or assets could negatively impact our business, financial condition, and results of operations.
On March 6, 2024, we agreed to purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. This property will provide us with 32.5 MW in additional mining capacity. We expect the transaction to close in April 2024 and intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining at a cost of $58.50/MWh. Acquisitions are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired business or assets and realize anticipated synergies and benefits. Integrating acquired businesses and assets may involve unforeseen difficulties, may require a disproportionate amount of our management’s attention, and may require us to reallocate our resources, financial or otherwise.

For example, we may encounter challenges in the integration process such as: difficulties associated with managing the resulting larger and more complex company; conforming administrative and corporate structures and standards, controls, procedures and policies, business cultures, hiring and retention of key employees, and compensation and benefits structures, coordinating geographically dispersed operations; and our ability to deliver on our strategy going forward.

Further, our acquisitions may subject us to increased costs and compliance burdens and new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of businesses and assets we acquire, we can provide no assurance that we are aware of all liabilities associated with acquired businesses or assets. These liabilities, and any additional risks and uncertainties not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.

We can provide no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or assets or realize the anticipated synergies or benefits. The failure to successfully integrate acquired businesses or assets could have a material adverse effect on our financial condition and results of operations.
We have experienced turnover in our senior management team, and reduced our employee headcount significantly in 2023. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
Our operations, strategy and business depend to a significant degree on the skills and services of our senior management team. In late 2022 and 2023, we experienced significant turnover in our senior management team, including the appointment of a new Chief Executive Officer and a new Chief Strategy Officer in October 2022, the termination of our General Counsel in May 2023, the appointment of a new Chief Financial Officer as part of a management restructuring in October 2023, and the appointment of another new Chief Executive Officer in November 2023. Our business may be adversely affected by turnover in our senior management team, which may create instability within the Company and impede our day-to-day operations and internal controls. In addition, we reduced our employee headcount significantly in 2023.
At present, our management team is small, with our Chief Executive Officer, President, Chief Financial Officer, and Chief
Strategy Officer playing key roles. We will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed.
If we fail to execute an effective contingency or succession plan with the loss of any member of management, the loss of such management personnel may significantly disrupt our business. Our future success also depends in large part on our ability to attract, retain, and motivate key management and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, and who have a sound understanding of our business and the bitcoin industry. The market for highly qualified personnel in the industries in which we operate is very competitive, and we may be unable to attract and retain such personnel. If we are unable to attract and retain such personnel, our business could be harmed.
Cyber-attacks and security breaches of our own or our third-party providers may disrupt or adversely impact our results of operations and financial condition, and damage our reputation or otherwise materially harm our business.
We rely on information technology systems across our operations to manage our business including, but not limited to, our accounting, finance, datacenter, and power operations. Our information technology is provided primarily through third party cloud computing arrangements. Further, our business involves the use, processing, storage and transmission of information about customers, vendors, creditors and employees using such information technology systems. Our ability to effectively operate our business depends on the security, reliability and capacity of these systems.
Like most corporations, we experience cyberattacks, including phishing or ransomware attacks, from time to time, and we expect to be the target of such cyberattacks in the future. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations, as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of business, remediation and increased insurance costs, and interference with regulatory compliance. In the event of an attack, our costs and any impacted assets may not be partially or fully recoverable. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures. To date, we have not experienced a material cyber-event. However, we have experienced, and expect to continue to experience, these types of cybersecurity threats and risks.
We have put in place training and security measures designed to protect against cyberattacks, phishing, security breaches, and misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. In addition, some insurers are currently reluctant to provide cybersecurity insurance for cryptocurrency. Despite these efforts, we may not be able to prevent cyberattacks and other security breaches and such events could materially adversely affect our business, financial condition, and results of operations. Further, as the majority of our information technology involves party cloud-computing arrangements, a disruption occurring at one of those third-parties for the above risks, or other causes outside of our control, could materially adversely affect our business, financial condition, and results of operations.
We have material environmental liabilities, and costs of compliance with existing and new environmental laws could have a material adverse effect on us.
We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the "EPA"), and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a coal combustion residual liability of $17.3 million as of December 31, 2023 associated with the closure of a coal ash point located on the New York Facility property and an environmental liability of $12.9 million as of December 31, 2023 associated with the Lockwood Hills Landfill. See "Business—Governmental Regulation—Environmental Liability" and Note 10, "Commitments and Contingencies—Environmental Liabilities", in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.
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

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. We can provide no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs, and potential production curtailments. These costs could have a material adverse effect on our results of operations and financial condition.
We may not be able to obtain or maintain all required environmental regulatory approvals. For example, in June 2022, NYSDEC denied our application to renew a Title V Air Permit for the continued operation of our natural gas power generation facility in the Town of Torrey, New York. While we are appealing such non-renewal, there can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.
In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed, or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligation to us. Such event could have an adverse effect on our results of operations and financial condition.

We have been, are currently, and may be in the future, the subject of legal proceedings, including governmental investigations, relating to our products or services.
We, or certain of our subsidiaries, have been named as a party to several lawsuits, government inquiries or investigations, and other legal proceedings, and may be named in additional ones in the future. Litigation may be time-consuming, expensive, and disruptive to normal business operations, and the outcome of litigation is difficult to predict. The ultimate outcome of litigation could have a material adverse effect on us and the trading price for our securities. Furthermore, litigation, regardless of the outcome, may result in significant expenditures, diversion of our management’s time and attention from the operation of the business and damage to our reputation or relationship with third parties, which could materially and adversely affect our results of operations, strategy, and financial performance.
The cost of defense can be large as can any settlement or judgment in an action. Any of the foregoing could have a material adverse effect on our results of operations, strategy, and financial performance.
While we have multiple sources of revenue from our business and operations, our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
We operate a single source natural gas power generation facility in New York that presently comprises and supports the vast majority of our business and operations. While we realize multiple sources of revenue from our business and operations, our revenues are largely dependent on the continuing operation of our natural gas power generation facility in the Town of Torrey, New York. Power plants involve complex operations and equipment, much of which is subject to wear and tear in the normal course of operation. Further, equipment used in the operations of the power plant may also suffer breakdown or malfunction, physical disaster, and sabotage. Substantially all of our operations are operated with computer systems that may be subject to data security breaches, computer malfunction and viruses, and generally require continual software updates and maintenance. Repairing, replacing, or otherwise fixing or addressing any of these or other issues may require the allocation of significant time, capital or other resources, such as technical capability, and during such period of time, we would be unable to operate our power plant and generate revenue. We may not have the adequate capital or other resources to fix or otherwise address these factors or issues in a timely manner or at all, and we may not have access to the necessary parts or equipment that are required to fix or otherwise address such factors or issues.
Some of the parts and equipment necessary to operate the power plant may require long lead-times in order to acquire, either due to availability, production time or cycles, shipping, or other factors, thereby making such parts or equipment difficult to acquire in a timely manner or on a cost-effective basis, if available at all. Any disruption to our power generation facility in New York would cause a suspension of revenue generating activity and would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. We also maintain cash deposits in foreign banks where we operate, some of which are not insured or are only partially insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the FDIC. At the time that Silicon Valley Bank failed, we maintained balances there in excess of the federal insured limit and also, through a subsidiary, processed payroll there. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. We can provide no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.
We may not be able to compete effectively against other companies, some of whom have greater resources and experience.
We may not be able to compete effectively against present or future competitors. The bitcoin industry has attracted various high-profile and well-established competitors, some of whom have substantially greater liquidity and financial resources than us. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. In addition, new ways for investors and market participants to invest in bitcoin and cryptocurrencies continue to develop; for example, in January 2024, a decade after initial applications were filed, the SEC approved a series of spot bitcoin exchange-traded products, which have received billions of dollars of inflows. We may be adversely affected by competition from other methods of investing in bitcoin. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships and to successfully execute our business plan. If we are unable compete effectively, our business could be negatively affected.
We may experience a material weakness or failure to maintain effective internal control over financial reporting which, if not timely remediated, may affect our ability to accurately and timely report our financial results, and such failure may adversely affect the reliability of our future financial statements, as well our business operations and investor confidence.
A material weakness or failure to maintain effective internal control over financial reporting could cause us to fail to meet our reporting obligations as a public company and may result in a restatement of our financial statements for prior periods. The occurrence of, or failure to remediate, any future material weaknesses in our internal control over financial reporting may, in turn, adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our securities, potential actions or investigations by the SEC or other regulatory authorities, shareholder litigation, a loss of investor confidence and damage to our reputation.
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
Bitcoin prices have historically been volatile and impacted by a variety of factors, including market perception, the degree to which bitcoin is accepted as a means of payment, the volume of purchases and sales of bitcoin by market participants, real or perceived competition from alternative cryptocurrencies as well as other risks and uncertainties described in this Annual Report.
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
Our current cryptocurrency datacenter operations in the Town of Torrey, New York are, and any future cryptocurrency datacenter operations that we establish or host will be, subject to a variety of risks relating to physical condition and operation, including:
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

Any of these could render our cryptocurrency datacenter, hosting and/or power generation operations inoperable, temporarily, or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Our property insurance covers approximately $125 million per occurrence on plant, including business interruption, and $35 million for bitcoin mining equipment in all cases, subject to certain deductibles. Our insurance may not be adequate to cover the losses we suffer as a result of these risks, which could materially adversely impact our results of operations and financial condition.
We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to host bitcoin miners and to mine bitcoin.
In general, bitcoin and our business of hosting bitcoin miners and mining bitcoin is dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a currency’s network operations and have an adverse effect on the price of bitcoin and our ability to meet the minimum uptime requirements in our hosting agreements and mine bitcoin, which could, depending on the duration of the disruption, materially and adversely impact our results of operations.
A portion of our bitcoin miners are hosted at third-party facilities, which exposes us to various risks that could materially adversely impact our operations and profitability.

The hosting of a portion of our bitcoin miners at third-party facilities may expose us to certain risks that our existing contractual arrangements with third-party hosting providers may not adequately protect us from. Our ability to mine bitcoin at such third-party facilities may be negatively impacted by our lack of control over the operations and maintenance of such facilities, including power, cooling and Internet connectivity infrastructure, that our miners require to operate profitably. In addition, placing our mining hardware in a third-party facility means trusting the hosting provider with the security of our equipment and there is a risk of theft or unauthorized access to our hardware if security measures at any such third-party facilities are inadequate or different from the security protocols and procedures used at our own mining facilities. Furthermore, if any such third-party hosting provider encounters financial difficulties, it may result in the loss of our hardware or disruption to our mining operations.
Bitcoin miners and other necessary hardware are subject to malfunction, technological obsolescence, the global supply chain, and difficulty and cost in obtaining new hardware.
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
Additionally, as technology evolves, we may need to acquire newer models of miners to remain competitive in the market. New miners can be costly and may be in short supply. Given the long production period to manufacture and assemble bitcoin miners and the current global semiconductor chip shortage, we can provide no assurance that we can acquire enough bitcoin mining computers or replacement parts on a cost-effective basis – or at all – for the maintenance and expansion of our cryptocurrency datacenter operations. We rely on third parties to supply us with bitcoin miners, and shortages of bitcoin miners or their component parts, material increases in bitcoin miner costs, or delays in delivery of our orders, including due to trade restrictions, and other global events that may create supply chain disruptions, could significantly interrupt our plans for expanding our bitcoin mining capacity in the near-term and future.
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
Delivery of these fuels to our facilities is dependent upon fuel transmission or transportation infrastructure, storage, and inventory of fuel stocks, as well as the continuing financial viability of contractual counterparties. As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facility if fuel is limited or unavailable at any price, if a counterparty fails to perform, or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower power sales and/or higher costs to our cryptocurrency datacenter operations and thereby adversely affect our results of operations.
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
•disruption to, changes in or other constraints or inefficiencies of electricity, fuel or natural gas transmission, or transportation;
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
•development of new fuels, new technologies, and new forms of competition for the production of power;
•fuel price volatility;
•changes in capacity prices and capacity markets;
•federal, state, and foreign governmental environmental, energy, and other regulation and legislation, including changes therein and judicial decisions interpreting such regulations and legislation;
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
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills, and photovoltaic (solar) cells, the development of which are currently being subsidized and expanded by the State of New York, where we currently operate (as well as by state or local governments in areas where we may operate in the future), to address global climate change concerns. It is possible that technological advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our power plant located in the town of Torrey, New York. As a result of these factors, we may experience material declines in our power generation revenue.
We sell capacity, energy, and ancillary services to the wholesale power grid managed by the NYISO. Our business may be affected by the actions of nearby states or other governmental actors in the competitive wholesale marketplace.
We sell capacity, energy, and ancillary services to the wholesale power grid managed by the NYISO. The competitive wholesale marketplace may be impacted by out-of-market subsidies provided by states or state entities, including bailouts of uneconomic nuclear plants, imports of power from Canada, renewable mandates or subsidies, mandates to sell power below our cost of acquisition and associated costs, as well as out-of-market payments to new or existing generators. These out-of-market subsidies to existing or new generation undermine the competitive wholesale marketplace, which can lead to decreased energy market revenues or premature retirement of existing facilities, including those owned by us. If these measures continue, capacity and energy prices may be suppressed, and we may not be successful in our efforts to insulate the competitive market from this interference. Our wholesale power revenue may be materially impacted by rules or regulations that allow regulated utilities to participate in competitive wholesale markets or to own and operate rate-regulated facilities that provide capacity, energy, and ancillary services that could be provided by competitive market participants.
The availability and cost of emission allowances could adversely impact our costs of operations.
We are required to maintain, through either allocations by regulators or purchases on the open market, sufficient emission allowances to account for emissions of SO2, CO2, and NOx attributable to our power generation facilities. These allowances are used to meet the obligations imposed on us by various applicable environmental laws. If our operational needs require more than our allocated allowances, we may be forced to purchase such allowances on the open market, which could be costly. If we are unable to maintain sufficient emission allowances to match our operational needs, we may have to curtail our operations so as not to exceed our available emission allowances, or install costly new emission controls. As we use the emission allowances that we have purchased on the open market, costs associated with such purchases will be recognized as operating expense. A material increase in the price of allowances we need to purchase would adversely impact our financial condition, cash flows, or results of operations.
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
Given the overall attractiveness of the markets in which we operate, and certain tax benefits associated with renewable energy, among other matters, energy market participants have continued to construct new generation facilities (i.e., new-build) or invest in enhancements or expansions of existing generation facilities despite relatively low wholesale power prices. If this market dynamic continues, and/or if our cryptocurrency datacenter competitors begin to build or acquire their own power plants to fuel their cryptocurrency datacenter operations, our results of operations and financial condition could be materially and adversely affected if such additional generation capacity results in a cheaper supply of electricity to our cryptocurrency datacenter competitors or lower prices at which we sell capacity, energy, or ancillary services to the wholesale power grid.

Maintenance, expansion, and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows, and financial condition.
Our facilities require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns or forced outages, and any related unanticipated capital expenditures could result in reduced profitability from both loss of cryptocurrency datacenter operations and power generation. Such unexpected outages have occurred in the past, and may occur in the future, due to factors both within and outside of our control. We can provide no assurance that outages involving our power plant will not occur in the future, or that any such outage would not have a negative effect on our business and results of operations. In addition, we cannot be certain of the level of capital expenditures that will be required due to changing environmental laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). Unexpected capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify power generation equipment, we may be required to install the best available control technology or to achieve the lowest achievable emission rates, as such terms are defined under the new source review provisions of the Clean Air Act of 1963, which would likely result in substantial additional capital expenditures.

Operation of power generation facilities involves significant risks and hazards that could disrupt or have a material adverse effect on our revenues and results of operations, and we may not have adequate insurance to cover these risks and hazards. Our employees, contractors, customers, and the general public may be exposed to a risk of injury due to the nature of our operations.
The conduct of our operations, including operation of our power plant, information technology systems, and other assets, is subject to a variety of inherent risks. These risks include the breakdown or failure of equipment, accidents, potential physical injury, hazardous spills and exposures, fires, property damage, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/ transportation problems and disruptions of fuel supply, performance below expected levels, or other financial liability, and may be caused to or by employees, customers, contractors, vendors, contractual or financial counterparties, other third parties, weather events, or acts of God.
Operational disruptions or similar events may impact our ability to conduct our businesses efficiently and lead to increased costs, expenses, or losses. Planned and unplanned outages at our power plants may require us to curtail operation of the plant. Any reduced power supply could also have a negative impact on the cost structure of our cryptocurrency datacenter operations.
These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. Further, the employees and contractors of our operating affiliates work in, and customers and the general public may be exposed to, potentially dangerous environments at or near our operations. As a result, employees, contractors, customers, and the general public are at risk for serious injury, including loss of life.
The occurrence of one or more of these events may result in us or our affiliates being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we can provide no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject and, even if we do have insurance coverage for a particular circumstance, we may be subject to a large deductible and maximum cap. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we can provide no assurance that our insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our financial condition, results of operations, or cash flows.
Our business is subject to substantial energy regulation and may be adversely affected by legislative or regulatory changes relating to climate change or policies regarding cryptocurrency mining, as well as liability under, or any future inability to comply with, existing or future energy regulations or requirements.
Our business is subject to extensive U.S. federal, state, and local laws. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, civil or criminal liability, or costly litigation before the agencies or in state or federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with datacenter operations, and compliance with or opposing such regulation may be costly.
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

In addition, in some of these markets, interested parties have proposed material market design changes, including the elimination of a single clearing price mechanism, as well as proposals to reinstate the vertically-integrated monopoly model of utility ownership or to require divestiture by generating companies to reduce their market share. If competitive restructuring of the electric power markets is reversed, discontinued, delayed, or materially altered, our business prospects and financial results could be negatively impacted. In addition, since 2010, there have been a number of reforms to the regulation of the derivatives markets, both in the United States and internationally. These regulations, and any further changes thereto, or adoption of additional regulations, including any regulations relating to position limits on futures and other derivatives or margin for derivatives, could negatively impact our ability to hedge our portfolio in an efficient, cost-effective manner by us, among other things, potentially decreasing liquidity in the forward commodity and derivatives markets or limiting our ability to utilize non-cash collateral for derivatives transactions.
Obtaining and complying with required government permits and approvals may be time-consuming and costly.
We and our affiliates are required to obtain, and to comply with, numerous permits and licenses from federal, state, and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex, requiring up to months or years for approval depending on the nature of the permit or license and such process could be further complicated or extended in the event regulations change. In addition, obtaining such permit or license can sometimes result in the establishment of conditions that create a significant ongoing impact to the nature or costs of operations or even make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure, failure to comply with environmental, health and safety laws and regulations or permit conditions, local community, political or other opposition and executive, legislative, or regulatory action. For example, in June 2022 the NYSDEC denied the renewal of our air permit known as a Title V permit, one of our most significant environmental permits, on the basis of a New York environmental law. While we have appealed this denial and are able during the pendency of the appeal to continue to operate under our existing Title V permit, the outcome of the appeal is uncertain.
Our inability to procure and comply with the permits and licenses required for these operations, or the cost to us of such procurement or compliance, could have a material adverse effect on us. In addition, new environmental legislation or regulation, if enacted, or changed interpretations of existing laws, may cause activities at our facilities to need to be changed to avoid violating applicable laws and regulations or eliciting claims that historical activities at our facilities violated applicable laws and regulations. In addition to the possible imposition of fines in the case of any such violations, we may be required to undertake significant capital investments and obtain additional operating permits or licenses, which could have a material adverse effect on us.

We have material environmental liabilities, and costs of compliance with existing and new environmental laws could have a material adverse effect on us.
We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the "EPA"), and state environmental agencies such as the NYSDEC and/or attorneys general. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.
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

The EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. We can provide no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs, and potential production curtailments. These costs could have a material adverse effect on our results of operations and financial condition.
We may not be able to obtain or maintain all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.
In addition, we may be responsible for any on-site liabilities associated with the environmental condition of facilities that we have acquired, leased, developed, or sold, regardless of when the liabilities arose and whether they are now known or unknown. In connection with certain acquisitions and sales of assets, we may obtain, or be required to provide, indemnification against certain environmental liabilities. Another party could, depending on the circumstances, assert an environmental claim against us or fail to meet its indemnification obligation to us. Such event could have an adverse effect on our results of operations and financial condition.
Increasing scrutiny and changing expectations from investors, lenders, customers, government regulators and other market participants with respect to our ESG policies and the impacts of climate change may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe are facing increasing scrutiny relating to their ESG policies. Investors, lenders, and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. In March 2020, the SEC proposed a sweeping new rule to enhance climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement. The increased focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender, or other industry stakeholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer, which would have a material adverse effect on our business, financial condition, and results of operations.
In addition, the physical risks of climate change may impact the availability and cost of materials and natural resources, sources and supplies of energy, and demand for bitcoin and other cryptocurrencies, and could increase our insurance and other operating costs, including, potentially, to repair damage incurred as a result of extreme weather events or to renovate or retrofit facilities to better withstand extreme weather events. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements on our operations, or if our operations are disrupted due to physical impacts of climate change, our business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

We could be materially and adversely affected if current regulations are implemented or if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.
There is attention and interest nationally and internationally about global climate change and how greenhouse gas emissions, such as CO2, contribute to global climate change. Over the last several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology, and federal renewable portfolio standards. A number of federal court cases have been filed in recent years asserting damage claims related to greenhouse gas emissions, and the results in those proceedings could establish adverse precedent that might apply to companies (including us) that produce greenhouse gas emissions. Our results of operations and financial condition could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions attributable to our operations.
Risks Related to Bitcoin and Cryptocurrency Industry
As the aggregate amount of computing power, or hash rate, in the bitcoin network increases, the amount of bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures to expand our fleet of miners.
The aggregate computing power of the global bitcoin network has generally grown over time and we expect it to continue to grow in the future. To the extent the global hash rate continues to increase, the market share of and the amount of bitcoin rewards paid to any fixed fleet of miners will decrease. Therefore, in order to maintain our market share, we may be required to expand our mining fleet, which may require significant capital expenditures. Such significant capital expenditures could have an adverse effect on our business operations, strategy, and financial performance.
If a malicious actor or botnet obtains control of more than 50% of the processing power on the bitcoin network, such actor or botnet could manipulate the network to adversely affect us, which could adversely affect our results of operations.
If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains control over 50% of the processing power dedicated to mining bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude, or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also "double-spend," or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.
Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the bitcoin network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold on the bitcoin network. This possibility creates a greater risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not have adequate controls and responses in place, the risk of a malicious actor obtaining control of the processing power may increase. If such an event were to occur, it could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.
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
Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), a company may be deemed an investment company if the value of our investment securities is more than 40% of our total assets (exclusive of government securities and cash items) on an unconsolidated basis. At the present time, the SEC does not deem the bitcoin that we own, acquire or mine as an investment security, and we do not believe any of the bitcoin we own, acquire, or mine to be securities. Additionally, we do not currently hold a significant portion of our assets in bitcoin. However, SEC rules and applicable law are subject to change, especially in the evolving world of cryptocurrency, and further, the Investment Company Act analysis may not be uniform across all forms of cryptocurrency that we might mine or hold.
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
In such an event, we could determine that we have become an investment company. Limited exclusions are available under the Investment Company Act, including an exclusion granting an inadvertent investment company a one-year grace period from registration as an investment company. In that year, we would be required to take actions to cause the investment securities held by us to be less than 40% of our total assets, which could include acquiring assets with our cash and bitcoin or other cryptocurrency on hand, liquidating our investment securities or bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Such actions could require significant cost, disruption to our operations or growth plans, and diversion of management time and attention.
If we were unable to qualify for an exemption from registration as an investment company, or fail to take adequate steps within the one-year grace period for inadvertent investment companies, we would need to register with the SEC as an investment company under the Investment Company Act or cease almost all business, and our contracts would become voidable. Investment company registration is time-consuming and would require a restructuring of our business. Moreover, the operation of an investment company is very costly and restrictive, as investment companies are subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and Investment Company Act filing requirements. The cost of such compliance would result in us incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations.
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
Moreover, if our cryptocurrency datacenter activities or transactions in bitcoin were deemed by the CFTC to constitute a collective investment in derivatives for our shareholders, we may be required to register as a commodity pool operator with the CFTC through the National Futures Association. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting our results of operations. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect our results of operations. While no provision of the CEA, or CFTC rules, orders, or rulings (except as noted herein) appears to be currently applicable to our business, this is subject to change.
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
Because there has been limited precedent set for financial accounting of digital assets, including bitcoin, how we account for digital asset transactions may be subject to change.
While limited precedent has been set for the financial accounting of digital assets, the Financial Accounting Standards Board (FASB) issued ASU 2023-08, Accounting for and Disclosure of Crypto Assets, on December 13, 2023, which sets authoritative guidance for accounting and disclosure for crypto assets as defined therein. Under the new guidance, entities are required to subsequently measure crypto assets at fair value, with changes in fair value recognized in net income during each reporting period. ASU 2023-08 is required to be adopted by all entities for fiscal years beginning after December 15, 2024 and interim periods in fiscal years beginning after December 31, 2024. The Company has not adopted this standard as of the date of this filing. Other than ASU 2023-08, there has been little official guidance provided by the FASB, the Public Company Accounting Oversight Board (PCAOB) or the SEC, and it is unclear how companies may be required to account for bitcoin and other digital assets in the future. A change in regulatory or financial accounting standards as well as their interpretation could result in a required change to our accounting policies, thus requiring us to restate our financial statements. Such a restatement could adversely affect the accounting for digital assets we hold or receive as noncash consideration and more generally have a negative impact on our business, financial condition, and results of operations, which may have a material adverse effect on our ability to continue as a going concern.
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
While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations. We can provide no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. [In 2021, significant changes to U.S. federal income tax laws were proposed, including changes related to information reporting requirements with respect to digital assets. Congress may include some or all of these proposals in future legislation, potentially with retroactive effect. Whether these proposals will be enacted, and what effect these proposals, if enacted, will have on our operations is uncertain.]
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
In the U.S., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, the Financial Crimes Enforcement Network of the U.S. Treasury Department ("FinCEN"), and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the use cases of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
Ongoing and future regulation and regulatory actions could significantly restrict or eliminate the market for or uses of bitcoin and/or materially and adversely impact our results of operation and financial condition.
Latency in confirming transactions on a network could result in a loss of confidence in the network, which could have a material adverse effect on our business, financial condition, and results of operations.
Latency in confirming transactions on a network can be caused by a number of factors, such as bitcoin miners, also called transaction processors, ceasing to support the network and/or supporting a different network. To the extent that any transaction processors cease to record transactions on a network, such transactions will not be recorded on the blockchain of the network until a block is solved by a transaction processor that does not require the payment of transaction fees or other incentives. Currently, there are no known incentives for transaction processors to elect to exclude the recording of transactions in solved blocks. However, to the extent that any such incentives arise (for example, with respect to bitcoin, a collective movement among transaction processors or one or more mining pools forcing bitcoin users to pay transaction fees as a substitute for, or in addition to, the award of new bitcoin upon the solving of a block), transaction processors could delay the recording and verification of a significant number of transactions on a network’s blockchain. If such latency became systemic, and sustained, it could result in greater exposure to double-spending transactions and a loss of confidence in the applicable network, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, increasing growth and popularity of digital assets, as well as non-digital asset-related applications that utilize blockchain technology on certain networks, can cause congestion and backlog, and as result, increase latency on such networks. An increase in congestion and backlogs could result in longer transaction confirmation times, an increase in unconfirmed transactions (that is, transactions that have yet to be included in a block on a network and therefore are not yet completed transactions), higher transaction fees and an overall decrease in confidence in a particular network, which could ultimately affect our ability to transact on that particular network and, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

The impact of geopolitical and economic events on the supply and demand for cryptoassets, including bitcoin, is uncertain.

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptoassets, which could increase the price of bitcoin and other cryptoassets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from the ongoing war between Russia and Ukraine, including the potential effects of sanctions limitations, the conflict in the Israel-Gaza region, continued hostilities in the Middle East, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. For example, the U.S. inflation rate steadily increased since 2021 and into 2022 and 2023. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services, and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. This may also increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding, or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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
Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, members of the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. For example, since 2019, the U.S. government has implemented significant changes to U.S. trade policy with respect to China. These tariffs have subjected certain digital asset mining equipment manufactured overseas to additional import duties of up to 25%. The amount of the additional tariffs and the number of products subject to them has changed numerous times based on action by the U.S. government. These tariffs have increased costs of certain digital asset mining equipment, and new or additional tariffs or other restrictions on the import of equipment necessary for digital asset mining could have a material adverse effect on our business, financial condition and results of operations.
We may not adequately respond to rapidly changing technology.
Competitive conditions within the bitcoin industry require that we use sophisticated technology in the operation of our business. The industry for blockchain technology is characterized by rapid technological changes, new product developments and evolving industry standards. New technologies, techniques or products could emerge that offer better performance than the software and other technologies that we utilize, and we may have to transition to these new technologies to remain competitive. We may not be successful in implementing new technology or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions. Furthermore, we can provide no assurance that we will realize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our results of operations may suffer.
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
We compete with other users and/or companies that are mining bitcoin or providing investors exposure to bitcoin without direct purchases of bitcoin and with other potential financial vehicles linked to cryptocurrency, including securities backed by or linked to bitcoin through entities similar to it. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in such other entities, or to invest in bitcoin or other cryptocurrency directly, as opposed to investing in us. Conversely, given the nascence of cryptocurrency market within the broader investment market, investors may associate entities involved in cryptocurrency mining, trading or related services with each other, and thus, public reports of challenges at any of such other entities may have a negative impact on our business. Finally, the emergence of other financial vehicles; for example, in January 2024, a decade after initial applications were filed, the SEC approved a series of spot bitcoin exchange-traded products while continuing to warn investors to remain cautious about the risks associated with bitcoin and products whose value is tied to cryptocurrency, have been scrutinized by regulators and such scrutiny and any negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our business. Such circumstances could have a material adverse effect on our results of operations and financial condition.
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
Many digital asset networks face significant scaling challenges. For example, digital assets are limited with respect to how many transactions can occur per second. In this respect, bitcoin may be particularly affected as it relies on the "proof of work" validation, which due to its inherent characteristics may be particularly hard to scale to allow simultaneous processing of multiple daily transactions by users. Participants in the digital asset ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as "sharding," which is a term for a horizontal partition of data in a database or search engine, which would not require every single transaction to be included in every single miner’s or validator’s block. There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of digital asset transactions will be effective, how long they will take to become effective or whether such mechanisms will be effective for all digital assets. There is also a risk that any mechanisms of increasing the scale of digital asset settlements may significantly alter the competitive dynamics in the digital asset market and may adversely affect the value of bitcoin. Any of these scaling challenges could have a material adverse effect on our results of operations and the market value of our common stock.
The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and largely unregulated, and thus may be exposed to fraud and business failure, as demonstrated by recent shutdowns of certain digital asset exchanges and trading platforms, which has negatively impacted confidence in the digital asset industry as a whole. Such failures may result in a reduction in the price of bitcoin and other cryptocurrencies and can adversely affect an investment in us.
Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. These factors, and the recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure, including the recent bankruptcies of exchanges such as FTX and BlockFi, has negatively impacted confidence in the digital asset industry as a whole. The marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.
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
We use third–party mining pools to receive our mining rewards from the network. Mining pools allow miners to combine their processing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator distributes the rewards, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should a pool operator’s system suffer downtime for any reason, including, as a result of a cyber-attack, software malfunction, or other similar issues for any reason, it would negatively impact our ability to receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s recordkeeping to accurately record the total processing power provided to the pool for a given bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our processing power provided and the total used by the pool, the mining pool operator uses its own record-keeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine the proportion of the reward paid out to us by the mining pool operator is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operators, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.
Banks and financial institutions may not provide bank accounts, or may cut off certain banking or other financial services, to cryptocurrency investors or businesses that engage in bitcoin-related activities or that accept bitcoin as payment.
A number of companies that engage in bitcoin or other cryptocurrency-related activities have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, changing governmental regulations about the legality of transferring or holding bitcoin and other cryptocurrency may prompt other banks and financial institutions to close existing bank accounts or discontinue banking or other financial services to such companies in the cryptocurrency industry, or even investors with accounts for transferring, receiving, or holding their cryptocurrency.

Should such rules and restrictions continue or proliferate, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that many businesses that provide bitcoin or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities or a disruption impacting our current banking providers, our results of operations and financial condition could be materially adversely affected.
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
Risks Related to the Ownership of Our Securities
Our Class A common stock was subject to Nasdaq delisting proceedings recently. While we regained compliance with Nasdaq’s listing requirements, we can provide no assurance that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.
On December 13, 2022, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, the bid price of our Class A common stock had closed below $1.00 per share, the minimum closing bid price required by Nasdaq’s continued listing requirements. We regained compliance by effecting a 1-for-10 reverse stock split, which became effective on May 16, 2023, and subsequently, the closing price of our Class A common stock closed above $1.00 per share for more than 10 consecutive trading days.

On June 15, 2023, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, the Company's Market Value of Publicly Held Shares ("MVPHS") had been below the listing requirement of $15 million. The Nasdaq rules provide a period of 180 calendar days in which to regain compliance before a delisting. On July 20, 2023, we received a letter from Nasdaq’s listing qualifications department informing us that we had regained compliance, as the Company's MVPHS exceeded $15 million for 10 consecutive business days.

Compliance with certain Nasdaq listing requirements depends upon the price of our Class A common stock, which may be impacted by market factors not within our control. We can provide no assurance that we will be able to maintain compliance with Nasdaq’s listing requirements in the future. In the event we were to fall out of compliance with Nasdaq's listing requirements, we would seek to take the appropriate actions within the 180 day cure period to regain compliance with Nasdaq listing requirements, but we can provide no assurance that we would be successful doing so and prevent a delisting of our Class A common stock.

If Nasdaq delists our Class A common stock from trading on its exchange and we are not able to list our Class A common stock on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including, among other things: decreasing availability of market quotations for our Class A common stock; resulting in a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; reducing the liquidity and market price of our Class A common stock; reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.
Because we are a "controlled company" within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a "controlled company" within the meaning of Nasdaq’s corporate governance standards. As of April 5, 2024, Atlas and its affiliates control 78.0% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a "controlled company", our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.
Atlas and its affiliates may have their interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the "controlled company" exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
The dual class structure of our common stock has the effect of concentrating voting power with Atlas and its affiliates, which may depress the market value of the Class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.
While the economic rights of both classes of our common stock are the same, a share of Class A common stock has one (1) vote per share, while class a share of Class B common stock has ten (10) votes per share. As of April 5, 2024, our Class B common stockholders represent approximately 79% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock, and/or a transaction involving Class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.
We have enacted a dual class voting structure to ensure the continuity of voting control in us for the foreseeable future. As a result, for the foreseeable future, Atlas and its affiliates will be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
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
Our issuance of a significant number of additional shares of Class A common stock in connection with any future financings, acquisitions, investments, commercial arrangements, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result.
In 2021, we entered into an Equity Purchase Agreement (the "Equity Purchase Agreement") with B. Riley Principal Capital, LLC ("BRPC") pursuant to which we issued an aggregate of 504,016 shares of Class A common stock through the end of 2023. We issued an additional 45,269 under the Equity Purchase Agreement in January 2024 for an aggregate of 549,285 through the date of filing. In 2022, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, pursuant to which we issued an aggregate of 4,167,463 shares of Class A common stock through the end of 2023. In December 2023, we entered into an Equity Exchange Agreement with Infinite Reality, Inc. under which we issued 180,000 shares of Class A common stock, and a 1-year warrant to purchase 180,000 shares of Class A common stock. In February 2024, we entered into a Securities Purchase Agreement with Armistice (the "Armistice SPA"), pursuant to which we issued 450,300 shares of Class A common stock (the "SPA Shares"), a pre-funded warrant to purchase 810,205 shares of Class A common stock (the "Pre-Funded Warrant Shares"), and a 5-year warrant to purchase up to 1,260,505 shares of Class A common stock (the "Warrant Shares"). We may continue to raise capital by selling shares of Class A common stock, or instruments convertible or exercisable for Class A common stock, through future equity offerings.

In addition, we issued have issued equity compensation pursuant to our 2021 Equity Incentive Plan and certain inducement grants, and shares of Class A common stock as a vendor payment in 2023. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities and Use of Proceeds.”
We cannot predict what effect, if any, actual or potential future sales of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our Class A common stock.
A significant portion of our total outstanding shares of Class A common stock are or will be registered for resale or will become eligible for resale under Rule 144, and may be sold into the market in the future. This could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of our Class A common stock could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.

As of the date of this Annual Report, we have registered in a registration statement on Form S-1 up to 572,096 shares of Class A common stock issuable pursuant to the Equity Purchase Agreement that may be resold from time to time by BRPC, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, and in two registration statements on Form S-8 an aggregate of up to 1,324,532 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our Amended and Restated 2021 Equity Incentive Plan.

In addition, pursuant to the Armistice SPA, we are obligated to file a resale registration statement with the SEC covering the SPA Shares, the Pre-Funded Warrant Shares, and the Warrant Shares no later than ten (10) days after filing this Annual Report.

As the shares of Class A common stock registered or to be registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.

In addition, as described under Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Recent Sales of Unregistered Securities and Use of Proceeds", we have issued additional shares of Class A common stock as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares will become eligible for resale under Rule 144 under the Securities Act after a six-month holding period.

The market price, trading volume and marketability of our Class A common stock may be significantly affected by numerous factors beyond our control.
The market price and trading volume of our Class A common stock may fluctuate or decline. The market price of our Class A common stock has been, and is likely to continue to be, volatile. When the price of bitcoin declines, our stock price has historically fallen as well. We may experience similar declines on our market price in the future if our stock price continues to track the price of bitcoin. However, in late 2023 and early 2024, the price of bitcoin has increased, in part due to the introduction of several spot bitcoin exchange-traded products, which have received billions of dollars of inflows.

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
•price and volume fluctuations in the stock markets generally, which create highly variable and unpredictable pricing of equity securities;
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
•changes in regulations or tax law, including those affecting the holding, transferring, or mining of cryptocurrency;
•share transactions by principal stockholders;
•the Company’s continued listing on the Nasdaq;
•recruitment or departure of key personnel;
•geopolitical factors, including the ongoing war between Russia and Ukraine, the conflict in the Israel-Gaza region, and continued hostilities in the Middle East;
•general economic trends and other external factors including inflation and interest rates;
•increased scrutiny by governmental authorities or individual actors or community groups regarding our business, our competitors, or the industry in which we operate;
•publication of research reports by analysts and others about us or the cryptocurrency mining industry, which may be unfavorable, inaccurate, inconsistent, or not disseminated on a regular basis;
•sentiment of retail investors about our Class A common stock and business generally (including as may be expressed on financial trading and other social media sites and online forums);
•speculation in the media or investment community about us or the cryptocurrency industry more broadly; and
•the occurrence of any of the other risk factors included in this Annual Report.

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
We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company or smaller reporting company. We can remain an emerging growth company for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021, although if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million or more as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31. We also qualify as a smaller reporting company until our public float, as of the last day of our second fiscal quarter, exceeds $250 million; because our common stock held by our directors, executive officers and Atlas and its affiliates are excluded from the calculation of public float, we anticipate qualifying as a smaller reporting company for the near future.
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
We do not currently intend to pay dividends on our shares of Class A common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid cash dividends on our capital stock. Our policy is to retain all earnings, if any, to provide funds for the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. The declaration of dividends, if any, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. Therefore, for the foreseeable future, the success of an investment in our Class A common stock will depend upon any future appreciation in the price of shares of our Class A common stock. We can provide no assurance that the price of shares of our Class A common stock will appreciate above the price that a stockholder purchased its shares of Class A common stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, and limit attempts by stockholders to replace or remove current management.
Provisions in our second amended and restated certificate of incorporation, as amended, and our amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management, including provisions that:
•establish a dual-class common stock structure with ten (10) votes per share for the Class B common stock and one (1) vote per share for the Class A common stock;

•vest solely in our board the power to fix the size of the board and fill any vacancies and newly created directorships;
•provide that directors may only be removed by the majority in voting power of the shares of stock then outstanding and entitled to vote thereon, voting together as a single class;
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
Our ability to repay our Senior Notes upon their maturity in October 2026 is uncertain, and we will face additional risks if we incur additional indebtedness.
As of December 31, 2023, we had $72.2 million of 8.50% Senior Notes due 2026 (the "Senior Notes") outstanding. Our ability to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, or earlier redeem or repurchase the Senior Notes, is uncertain. The indenture for the Senior Notes does not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness. If we and our subsidiaries incur new indebtedness, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Senior Notes in 2026. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes. As of December 31, 2023, we had $72.2 million of indebtedness, all of which was unsecured.
Our second amended and restated certificate of incorporation designates the Delaware Court of Chancery as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and provides that claims relating to causes of action under U.S. federal securities laws may only be brought in U.S. federal district courts, which could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us, our directors, officers, or employees, if any, and could discourage lawsuits against us and our directors, officers, and employees, if any.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
The Company received comments from the SEC’s Division of Corporation Finance Office of Crypto Assets (the “Staff”) during fiscal year 2023 requiring certain revisions to be made to the Company’s accounting policies and which remain unresolved:

•Revenue recognition. The Staff commented on the Company’s revenue recognition policy in its capacity as a pool participant, including with respect to requesting additional information regarding its participation in mining pools, the payout methodology utilized by such pools, and the contract terms with such operators. The Staff further commented on the Company’s accounting convention to recognize noncash (Bitcoin) revenue using fair value on the day of receipt versus contract inception. In response to the Staff’s comments, the Company has revised Note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements to, among other things, include additional disclosure regarding its mining pool participation, its contract terms with such pool operators, its performance obligation under such contracts, and the mining pool payout methodology, including FPPS, and the valuation of noncash consideration. The Company also evaluated, and provided its analysis for, the difference between its current accounting convention regarding the recognition of noncash (Bitcoin) revenue and fair value at contract inception and determined that any differences in revenue were not material for the stated periods.

•Principal market. The Staff commented on the Company’s prior designation of a recognized cryptocurrency price-tracking website as its principal market for its digital assets as opposed to the market where the Company would normally sell its digital assets. In response to the Staff’s comments, the Company has revised Note 2 – Summary of Significant Accounting Policies in the notes to our consolidated financial statements to clarify that the Company’s principal market is Coinbase. The Company also evaluated, and provided its analysis for, the difference between the fair value of, and any potential impairment in, its digital asset holdings utilizing Coinbase as opposed to its formerly designated principal market, and determined that any differences were not material for the stated periods.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K, and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is an integral component of our overall information security platform sharing common governance processes that monitor, prevent, detect, mitigate, and remediate cybersecurity incidents and guiding continuous improvement to our broader enterprise IT infrastructure.

In support of our cybersecurity risk management program, we have adopted an Information Security Policy and Incident Response Plan. The Information Security Policy and Incident Response Plan establishes a comprehensive guide of controls and operating procedures to enable internal and external teams to prepare, detect, contain, and recover from cybersecurity incidents. Our cybersecurity risk management program also includes:

•Cybersecurity risk assessments to evaluate our readiness if certain risks were to materialize;

•Individuals, including management, employees, and external third party service providers, who are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

•The use of external service providers and tools, where appropriate, to assess, test, or otherwise assist with aspects of our security controls;

•Cybersecurity awareness training of our employees, incident response planning and testing, and management; and

•Third-party risk management processes for service providers, suppliers, and vendors.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business” of this Annual Report for more information regarding the cybersecurity risks we face.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. Management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

In addition, our management team, comprised of senior staff and executives from multiple departments within the Company, including IT, finance, legal, and operations, leads all efforts for our overall cybersecurity risk management program and supervises both our internal information security personnel and our retained cybersecurity consultants.
ITEM 2. PROPERTIES.
We own the approximately 106 MW nameplate natural gas power generation facility used by our Cryptocurrency Datacenter and Power Generation Segment, which is located on our 162-acre property in the Town of Torrey, New York. Our Town of Torrey mining operations take place at this facility. This property is subject to a lease/leaseback relationship with the Yates County Industrial Development Agency. In consideration for certain incentives provided by the Yates County Industrial Development Agency, we are committed to certain investment and job creation obligations, all of which have been fulfilled. The primary obligations are the continuation of employment, including the Yates County Industrial Development Agency as an additional insured on various insurance policies and the completion of annual reporting forms. The payment in lieu of taxes agreement executed by the Yates County Industrial Development Agency and us provides predictability with respect to the increase in the annual real property tax burden on the power plant.
We also own an additional 143 acres of land located in the Town of Torrey, New York. Approximately 29 acres are occupied by a landfill used to dispose of coal ash by the power plant’s former owners.
We own the 4.6-mile-long natural gas pipeline that runs from our power plant facility, to the connector pipeline in Milo, Yates County, New York. We also hold a series of easements and right of way agreements with landowners through whose land the pipeline runs.

On November 9, 2023, we closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. We are evaluating future uses of the remaining real estate assets in South Carolina, which include approximately 153 acres of land and the original building, which was classified as construction in process and was not used in cryptocurrency mining.
On March 6, 2024, we agreed to purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. This property will provide us with access to 32.5 MW in additional power capacity and we intend to deploy 7 MW of miners on the Columbus Property in the second quarter of 2024. We expect the transaction to close in April 2024 and intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining at a cost of $58.50/MWh.
We lease office space in Fairfield, Connecticut.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than as set forth in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition, or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Our Class A Common Stock
Greenidge’s Class A common stock is listed under the ticker symbol "GREE" on the Nasdaq Global Select Market, which is the principal market for such stock. As of December 31, 2023, 6,278,613 shares of Greenidge Class A common stock were issued and outstanding. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of December 31, 2023, we had 34 registered holders of our Class A common stock, including Cede & Co., the nominee for the Depository Trust Company and 10 registered holders of our Class B common stock. The Class A common stock registered holders' number excludes stockholders whose stock is held in nominee or street name by brokers.
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
Recent Sales of Unregistered Securities and Use of Proceeds
Equity Purchase Agreement with B. Riley Principal Capital, LLC. On September 15, 2021, we entered into an Equity Purchase Agreement with B. Riley Principal, LLC ("BRPC"), which was amended on April 7, 2022 (as so amended, the "Equity Purchase Agreement"). Pursuant to the Equity Purchase Agreement, we have the right to sell to BRPC up to $500 million in shares of our Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. Sales of shares of our Class A common stock to BRPC under the Equity Purchase Agreement are deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.
In connection with the Equity Purchase Agreement, we entered into a registration rights agreement with BRPC, pursuant to which filed a registration statement registering the resale by BRPC of up to 572,095 shares of Class A common stock issued and sold from time to time under the Equity Purchase Agreement. The registration statement became effective on April 28, 2022 (the "Effective Date").
From the Effective Date to the date of this Annual Report, we issued 409,923 shares of Class A common stock to BRPC pursuant to the Equity Purchase Agreement for aggregate proceeds of $7.0 million, net of discounts, of which 250,000 and 94,093 shares of Class A common stock were issued in 2023 for proceeds of $2.0 million, net of discounts, and a subscription receivable of $0.7 million, respectively.
At Market Issuance Sales Agreement with B. Riley Securities, Inc. and Northland Securities, Inc. On September 19, 2022, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("BRS") and Northland Securities Inc., which was amended on October 3, 2022 (as so amended, the "ATM Agreement"). Under the ATM Agreement, BRS agreed to use its commercially reasonable efforts to sell on our behalf shares of our Class A common stock we request to be sold from time to time, consistent with BRS’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. We have the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. BRS may sell our Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. We pay BRS commissions for its services in acting as sales agent, in an amount to up to 5.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, we may offer and sell shares of our Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through December 31, 2023, we issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which 3,879,309 shares were issued for net proceeds of $18.7 million for the year ended December 31, 2023. The number of shares issued includes the issuance, in February 2023, of 133,333 shares to BRS as payment of a $1.0 million amendment fee on the Amended and Restated Bridge Promissory Note, dated August 10, 2022, in favor of B. Riley Commercial Capital, LLC.

Vendor Payment. In May 2023, Greenidge issued 54,348 unregistered shares of its Class A common stock to a vendor as payment for services provided.
Infinite Reality, Inc. Equity Exchange Agreement. On December 11, 2023, we entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality”), pursuant to which, among other things, (i) we issued to Infinite Reality a one-year warrant to purchase 180,000 shares of our Class A common stock at an exercise price of $7.00 per share (the “1-Year Warrant”), the proceeds of which, upon exercise, are required to be used for the development of a proposed new data center contemplated by a Master Services Agreement entered into between us and Infinite Reality on December 11, 2023, and (ii) we issued 180,000 shares of our Class A common stock to Infinite Reality, which shares will not be registered with the SEC. The shares of Class A common stock issued under the Equity Exchange Agreement and that may be issued pursuant to the exercise of the 1-Year Warrant were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. Infinite Reality represented to us in the Equity Exchange Agreement and in the 1-Year Warrant that it is an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act and was acquiring such shares for investment purposes only and not with a view towards the public sale or distribution thereof in violation of applicable U.S. federal securities laws or applicable state securities laws.
In exchange for issuing the 1-Year Warrant and Class A common stock, we received (i) a one-year warrant to purchase 235,754 shares of Infinite Reality's common stock at an exercise price of $5.35 per share (the "Infinite Reality Warrant") and (ii) 280,374 shares of Infinite Reality's common stock. The Infinite Reality Warrant will automatically exercise on a net settlement basis immediately prior to expiration unless written notice is provided by the Company to Infinite Reality.

Armistice Capital Master Fund Ltd. Securities Purchase Agreement. On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of our Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of our Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant (the “5-Year Warrant”) to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share (the “Warrant Shares”).

Pursuant to the Armistice SPA, we are obligated to file a resale registration statement covering the SPA Shares, the Pre-Funded Warrant Shares, and the Warrant Shares no later than ten (10) days after filing this Annual Report.

The SPA Shares and the shares of Class A common stock issuable pursuant to the Pre-Funded Warrant and the 5-Year Warrant were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. Armistice represented to the us in the SPA that it is an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are presented in U.S. dollars. The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors," "Cautionary Statement Regarding Forward-Looking Statements" and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements. You should carefully review the sections titled "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" in this Annual Report.

Overview
Mining Operations

During the year ended December 31, 2022 and through the signing of the NYDIG Hosting Agreement on January 30, 2023, our cryptocurrency datacenter operations generated revenue in the form of bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by us. Following the execution of the NYDIG Hosting Agreement, our cryptocurrency datacenter operations' primary source of revenue is fees earned, including a gross profit-sharing component, from hosting bitcoin miners. See further discussion of the NYDIG Hosting Agreement under "Business—Overview—Hosting Agreements."

Following the execution of the NYDIG Hosting Agreement, we continue to own approximately 10,700 miners with a capacity of approximately 1.2 EH/s. We deployed these miners to third party sites to increase capacity for hosting miners under the NYDIG Hosting Agreement.

We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 -megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate all the power we require for our cryptocurrency datacenter operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. We believe our competitive advantages include relatively low power costs, efficiently designed mining infrastructure, and in-house operational expertise that we believe is capable of maintaining a higher operational uptime of miners. We are mining bitcoin and contributing to the security and transactability of the bitcoin ecosystem while concurrently supplying power to assist in meeting the power needs of homes and businesses in the region served by our New York Facility.

As of December 31, 2023, we powered approximately 60 MW of mining capacity capable of producing an estimated aggregate hash rate of 2.1 EH/s at our New York Facility.

We generated revenue from the sale of our cryptocurrency hash rate, which is the processing speed of a bitcoin miner normally measured by its "hash rate" or "hashes per second," to multiple mining pools and were paid in the form of cryptocurrency. During 2023, following our entry into the NYDIG Hosting Agreement, which resulted in a material change to our business strategy, we also generated datacenter hosting revenue for hosting NYDIG-owned ASICs and providing operations, maintenance and other blockchain related services to NYDIG to enable them to sell their cryptocurrency hash rate to mining pools, which may include proprietary pools that they operate. Cryptocurrency mining revenue is variable and depends on several factors, including but not limited to the price of cryptocurrency, our proportion of global hash rate, transaction volume, and the prevailing rewards payouts per new block added to the bitcoin blockchain. For the year ended December 31, 2023, based on our existing fleet, we generated cryptocurrency mining revenue at an average rate of approximately $104/MWh for our owned miners.

We converted the cryptocurrency we received from cryptocurrency mining to cash on a daily basis using third-party platforms and are subject to the platforms' user agreements. For security purposes, we utilized a proprietary auto-liquidation script to automatically complete the conversion and transfer the cash to our operating bank accounts upon receiving cryptocurrency rewards in our wallets for the majority of our rewards in 2022. For one pool utilized in the fourth quarter of 2022, the pool operator performed this function for us, but effectively achieved a similar result. This process was implemented as a risk mitigation tool to limit the amount of time cryptocurrency and cash are stored on third-party platforms. Fees incurred to convert cryptocurrency to cash are subject to standard rates charged by the third parties’ published tiered pricing tables and represent 0.18% of each transaction as of December 31, 2022. Additionally, we held a nominal amount of bitcoin on our balance sheet, the majority of which was held in electronic storage not connected to the internet (also known as "cold storage") with a third-party custodian. This bitcoin that was held in cold storage as of December 31, 2022, was liquidated during the first quarter of 2023.

We believe that, over the long-term, behind-the-meter power generation capability provides a stable, cost-effective source of power for cryptocurrency datacenter activities. Our behind-the-meter power generation capability provides us with stable delivery due to the absence of any contract negotiation risk with third-party power suppliers, the absence of transmission and distribution cost risk, and the firm delivery of natural gas for our New York Facility via our captive pipeline. Furthermore, our New York Facility has operated with minimal downtime for maintenance and repairs over recent years. Notwithstanding the structural stability of our behind-the-meter capabilities, we do, however, procure natural gas at our New York Facility through a third-party energy manager which schedules delivery of our natural gas needs from the wholesale market which is subject to price volatility. We procure the majority of our natural gas at spot prices and enter into fixed price forward contracts from time to time for the purchase of a portion of anticipated natural gas purchases based on prevailing market conditions to partially mitigate the financial impacts of natural gas price volatility and to manage commodity risk. These forward contracts qualify for the normal purchases and sales exception under ASC 815, Derivatives and Hedging, as it is probable that these contracts will result in physical delivery.

Volatility in the natural gas market has impacted and will continue to impact our results of operations and financial performance. Natural gas prices dropped in January of 2023, and trended downward during the year only rising slightly in the fourth quarter. During 2023, the volatility in the cost of natural gas resulted in an approximate 68% decrease in the weighted average cost of natural gas, as compared to the prior year. Volatility in the natural gas market may be caused by disruption in the delivery of fuel, including disruptions as a result of the outbreak or escalation of military hostilities, weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations, or the financial viability of fuel suppliers. See "Risk Factors—Risks Related to Our Business—Risks Related to our Datacenter and Power Generation Operations" for further details.

We also generated revenue through the sale of electricity generated by our power plant, and not consumed in cryptocurrency datacenter operations, to New York State's power grid at prices set on a daily basis through the New York Independent System Operator ("NYISO") wholesale market. We opportunistically increase or decrease the total amount of electricity sold by the power plant based on prevailing prices in the wholesale electricity market.

Discontinued Operations

On September 14, 2021, we consummated the transactions contemplated by the Merger Agreement, by and among Greenidge, Support.com and Merger Sub. As contemplated by the Merger Agreement, Merger Sub merged with and into Support.com, the separate corporate existence of Merger Sub ceased and Support.com survived as a wholly-owned subsidiary of Greenidge. At the effective time of the Merger, we issued 2,960,731 shares of Class A common stock in exchange for all shares of common stock, par value $0.0001, of Support.com and all outstanding stock options and restricted stock units of Support.com. Support.com’s results of operations and balance sheet have been consolidated effective with the Merger.

Effective September 14, 2021, following the completion of the Merger, Support.com began operating as a separate operating and reporting segment. Support.com provided solutions and technical programs to customers delivered by home-based employees. Support.com provided customer service, sales support, and technical support primarily to large corporations, businesses, and professional services organizations. Support.com also earned revenues for end-user software products provided through direct customer downloads and sale via partners. Support.com operated primarily in the United States, but had international operations that included staff providing support services.

The contract for Support.com's largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the Board of Directors made the determination to consider various alternatives for Support.com, including the disposition of assets. We have classified the Support.com business as held for sale and discontinued operations in the consolidated financial statements as a result of a strategic shift to strictly focus on our cryptocurrency datacenter and power generation operations. In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into purchase and sale agreements with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com have been presented as current at December 31, 2023 and 2022. The remaining assets and liabilities consist primarily of remaining receivables and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.

Throughout this Annual Report, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. See Note 3, "Discontinued Operations", in the Notes to Consolidated Financial Statements for additional details.
Recent Developments
On February 12, 2024, we entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares of our Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of our Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant (the “5-

Year Warrant”) to purchase up to 1,260,505 shares of Class A common stock (the "Warrant Shares"), exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.
Pursuant to the SPA, we obligated to file a resale registration statement with the SEC covering the SPA Shares, the Pre-Funded Warrant Shares, and the Warrant Shares no later than ten (10) days after filing this Annual Report.
The SPA Shares and the shares of Class A common stock issuable pursuant to the Pre-Funded Warrant and the 5-Year Warrant were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. Armistice represented to the Company in the SPA that it is an “accredited investor,” as defined in Rule 501(a) of Regulation D under the Securities Act.
On March 6, 2024, we entered into a Commercial Purchase and Sale Agreement (the “Motus Agreement”) with a subsidiary of Motus Pivot Inc., a Delaware corporation ("Motus"), pursuant to which we agreed to purchase from Motus a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space (the “Columbus Property”). The Columbus Property will provide us with access to 32.5 MW of additional power capacity and we intend to deploy 7 MW of miners on the Columbus Property in the second quarter of 2024. The purchase price for the Columbus Property is $1.45 million (the “Purchase Price”), which we expect to finance with cash on hand. As such, financing the transaction with cash on hand will impact our liquidity and capital resources. Motus is a portfolio company of private investment funds managed by Atlas, a related party of the Company. Greenidge’s controlling shareholder consists of certain funds associated with Atlas. Under the terms of the Motus Agreement, we will deposit $50 thousand in escrow, with such amount to be applied to the Purchase Price at closing. The Motus Agreement contains customary representations, warranties and covenants of the parties and closing conditions as well as other customary provisions and the transaction is expected to close in April 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
Growth Opportunities
We view our growth opportunities as primarily related to the following areas:
•Acquisition of properties with low-cost power
•Development of owned properties for artificial intelligence ( "AI")/graphics processing unit ("GPU") data center, bitcoin self-mining and bitcoin hosting
•Sale of owned properties for AI/GPU data center construction
•Infrastructure services and development for AI and high-performance computing ("HPC")
•Purchase and deployment of GPUs for AI and HPC
•Engineering Procurement and Construction Management (“EPCM”) contracts
•Purchase and deployment of high efficiency bitcoin mining rigs
•Hosting services for bitcoin mining
•Acquisition of private bitcoin mining companies
The Company is actively pursuing the acquisition of additional properties with access to low-cost power and appropriate size to allow for efficient expansion of AI/GPU data centers and/or bitcoin mining facilities, such as the Columbus Property. The growth of AI and HPC will provide significant demand for development of future data centers utilizing large amounts of energy. We currently have significant infrastructure on hand to reduce the cost of site development for various future projects. All current and future properties will be simultaneously evaluated for internal development or outright sales.
The Company is in the process of purchasing GPUs for a pilot program related to the rental of computing power for AI and HPC. We are utilizing the pilot program to ensure our investments in the AI/GPU data center space efficiently utilize capital to align with the anticipated growth and demand for our offerings.
The Company is continuing to develop and market its EPCM services in order to provide greater short-term growth. We believe feedback from previous and current clients has shown that we offer a superior product with respect to the development of bitcoin mining facilities.

We will also continue to evaluate the benefits of finding accretive acquisitions, specifically in the bitcoin mining sector.

Results from Continuing Operations
The following table sets forth key components of our results from continuing operations during the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Variance
$ in thousands	2023	2022	$	%
Total revenue	$70,388	$89,979	$(19,591)	(22)%
Cost of revenue (exclusive of depreciation and amortization shown below)	51,005	61,552	(10,547)	(17)%
Selling, general and administrative expenses	26,167	35,233	(9,066)	(26)%
Depreciation and amortization	13,602	35,136	(21,534)	(61)%
Gain on sale of assets	(9,903)	(1,780)	(8,123)	456%
Impairment of long-lived assets	4,000	176,307	(172,307)	(98)%
Remeasurement of environmental liability	2,409	16,694	(14,285)	(86)%
Operating loss	(16,892)	(233,163)	216,271	(93)%
Other (expense) income:
Interest expense, net	(12,659)	(21,575)	8,916	(41)%
Gain (loss) on sale of digital assets	512	(15)	527	(3513)%
Other income, net	—	14	(14)	(100)%
Total other expense, net	(12,147)	(21,576)	9,429	(44)%
Loss from continuing operations before taxes	(29,039)	(254,739)	225,700	(89)%
Provision for income taxes	-	15,002	(15,002)	(100)%
Net loss from continuing operations	$(29,039)	$(269,741)	$240,702	(89)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(16,305)	$(38,898)	$22,593	(58)%
Adjusted operating margin from continuing operations	(23.2)%	(43.2)%
Adjusted net (loss) income from continuing operations	$(28,452)	$(60,421)	$31,969	(53)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(2,778)	$(198,028)	$195,250	(99)%
as a percent of revenues	(3.9)%	(220.1)%
Adjusted EBITDA (loss) from continuing operations	$153	$(1,127)	$1,280	(114)%
as a percent of revenues	0.2%	(1.3)%
a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Cryptocurrency mining	$24,238	$73,809	$(49,571)	(67)%
Datacenter hosting	39,478	—	39,478	N/A
Power and capacity	6,672	16,170	(9,498)	(59)%
Total revenue	$70,388	$89,979	$(19,591)	(22)%
Components of revenue as % of total
Cryptocurrency mining	34%	82%
Datacenter hosting	57%	N/A
Power and capacity	9%	18%
Total revenue	100%	100%
MWh
Cryptocurrency mining	232,496	514,332	(281,836)	(55)%
Datacenter hosting	568,147	—	568,147	N/A
Power and capacity	133,446	143,919	(10,473)	(7)%
Revenue per MWh
Cryptocurrency mining	$104	$144	$(40)	(28)%
Datacenter hosting	$69	$—	$69	N/A
Power and capacity	$50	$112	$(62)	(55)%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency mining	$15,051	$47,195	$(32,144)	(68)%
Datacenter hosting	$29,695	$—	$29,695	N/A
Power and capacity	$6,259	$14,357	$(8,098)	(56)%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency mining	$65	$92	$(27)	(29)%
Datacenter hosting	$52	$—	$52	N/A
Power and capacity	$47	$100	$(53)	(53)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Cryptocurrency mining	891	2,731	(1,840)	(67)%
Datacenter hosting	2,047	—	2,047	N/A
Total Bitcoins produced	2,938	2,731	207	8%

Average bitcoin price	28,788	28,237	551	2%
Average active hash rate (EH/s) Company-owned miners	914,539	1,767,603	(853,064)	(48)%
Average active hash rate (EH/s) Hosted miners	2,204,794	—	2,204,794	N/A
Average difficulty (in trillions of hash)	52.0 T	30.4 T	21.6 T	71%

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
Average bitcoin price is derived from the daily average bitcoin price at open as reported by Coinbase, a leading cryptocurrency exchange.

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
Revenue
On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. See Item 1, "Business—Overview—Hosting Agreements." At December 31, 2023, Greenidge datacenter operations consisted of approximately 28,800 miners with approximately 3.0 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,100 miners, or 1.8 EH/s, is associated with datacenter hosting and 10,700 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company. Our cryptocurrency mining revenue decreased by $49.6 million, or 67%, to $24.2 million during the year ended December 31, 2023. The decrease was primarily attributable to a 48.3% decrease in our average mining hashrate during the year ended December 31, 2023 as a result of a decrease in our mining fleet due to the addition of hosting services as a product offering. The decrease in cryptocurrency mining revenue was further impacted by a 71.1% increase in mining difficulty. Since our mining revenue is directly proportional to our mining hashrate, our mining revenue was lower year over year due to the 48.3% reduction in mining hashrate and corresponding increase in hosting hashrate, assuming a constant difficulty and bitcoin price. Difficulty and bitcoin price have a combined impact on our mining revenue, often referred to as "Hash Price", which was approximately 39.6% lower in 2023 compared to 2022. The above mentioned hashrate, difficulty, and bitcoin price factors, in combination with the timing of their respective impacts on our business, were the primary cause of the 67% reduction in year-over-year mining revenue.
The combination of the above factors, mainly the decrease in our mining fleet due to the addition of hosting services, led to us producing 891 bitcoins in 2023 as compared to 2,731 bitcoins in 2022.
Datacenter hosting revenue
On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers the majority of our current mining capacity at our owned facilities during 2023. We generated hosting revenue of $39.5 million during 2023, for which there was no revenue in 2022. We managed approximately 2.2 EH/s of average active hash rate in our hosting services, of which produced approximately 2,047 bitcoins.
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
Our power and capacity revenue decreased $9.5 million, or 59%, to $6.7 million in 2023. We estimate that lower power and capacity sales volume due to our increased behind-the-meter consumption and lower average power and capacity prices caused revenue decreases of approximately 7% and 52%, respectively.
Cost of Revenue

	Years Ended December 31,		Variance
$ in thousands	2023	2022	$	%
Cryptocurrency mining	$15,051	$47,195	$(32,144)	(68)%
Datacenter hosting	29,695	—	29,695	N/A
Power and capacity	6,259	14,357	(8,098)	(56)%
Total cost of revenue (exclusive of depreciation and amortization)	$51,005	$61,552	$(10,547)	(17)%
As a percentage of total revenue	72.5%	68.4%
Total cost of revenue, exclusive of depreciation, decreased $10.5 million, or 17%, to $51.0 million during the year-ended December 31, 2023 as compared to the prior year period. Total cost of revenue, exclusive of depreciation, decreased approximately 40% due to lower natural gas input costs at the New York facility, as the average cost of natural gas per dekatherm was approximately 68% lower than the prior year. Total cost of revenue, exclusive of depreciation, also decreased 2% due to electricity costs. These decreases were partially offset by a 13% increase in emissions expense, and an increase in costs by approximately 12% due to monthly hosting fees paid to third parties for hosting company owned miners, which was a cost that did not occur in the prior year period when all company owned miners were hashing at company owned sites.
The significant portions of Cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue also declined due to lower sales volume, while MWh utilized by cryptocurrency mining declined due a larger portion of mining capacity used for Hosting during 2023. Costs paid to third party hosting sites are all allocated to cryptocurrency mining.
We reclassified repairs and maintenance of $1.7 million from Selling, general and administrative to Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization) and Cost of revenue - power and capacity (exclusive of depreciation and amortization) for the year ended December 31, 2022.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $9.1 million, or 26%, to $26.2 million during the year ended December 31, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Decrease of approximately $4.4 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year associated with permit renewals and environmental matters at the New York plant; and

•Total payroll and benefits and other employee costs decreased approximately $2.7 million in 2023 compared to the prior year, as a result of declines in employee expenses including incentive compensation; and

•Decrease of approximately $1.9 million due to a combination of reductions in marketing, facilities, travel, and various other selling, general and administrative expenses; and

•Total business development and other related costs decreased approximately $0.6 million in 2023 as compared to the prior year, mainly as a result of declines in spending in regards to public relations; and

•Total insurance expense decreased approximately $0.5 million in 2023 compared to the prior year, as a result of declines in coverage costs related to umbrella, property, and liability policies; and

•Total property taxes decreased approximately $0.4 million in 2023 compared to the prior year, as a result of a reduced property tax liability relating to a PILOT agreement with a local government as well as a reduction in property taxes relating to the sale of the South Carolina facility; and

•Total stock compensation decreased approximately $0.3 million in 2023 compared to the prior year, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, which was offset partially by an increase in amortized expense relating to options granted in prior periods.

Gain on sale of assets
We recognized a gain on the sale of assets of $9.9 million for the sale of certain credits and coupons during the year ended December 31, 2023, which includes the $1.2 million of coupons transferred to NYDIG as part of the debt restructuring and the $8.2 million related to the sale of the South Carolina Facility.
Depreciation
Depreciation decreased $21.5 million, or 61%, to $13.6 million for the year ended December 31, 2023 as compared to the prior year period due to a lower asset base resulting from impairments recognized in 2022 and the sale of miners during the first quarter of 2023.
Impairment of long-lived assets
As a result of the impairment assessment conducted in order to evaluate future uses of the remaining real estate assets in South Carolina during the year ended December 31, 2023, we recognized impairment charges of $4.0 million associated with long-lived assets to reduce the net book value of the Company to fair value. See Note 4, "Property and Equipment, Net", in the Notes to Consolidated Financial Statements for a further discussion of the impairment.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2023 we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $30.2 million and $28.0 million as of December 31, 2023 and 2022, respectively, for the remediation of these sites. The Company recognized a charge of $2.4 million and $16.7 million during the years ended December 31, 2023 and 2022, respectively, for the remeasurement of an environmental liabilities. The charge for the year ended December 31, 2022 consisted of a $14.8 million increase to the coal ash pond liability due to a change in the planned approach as a result of new regulations and new information that became available regarding the site, as well as due to inflationary increases due to high projected construction costs. The remaining $1.9 million of the charge was associated with an update in the cost estimates associated with our landfill primarily due to inflation driven increases to the remediation cost estimates. The charge for the year ended December 31, 2023 was as a result of an update in the cost estimates associated with the landfill post closure liabilities as part of our continuing evaluation of the site.
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
Operating loss from continuing operations
As a result of the factors described above, operating loss from continuing operations was $16.9 million for the year ended December 31, 2023 as compared to $233.2 million for the year ended December 31, 2022.
Adjusted operating loss from continuing operations was $16.3 million for the year ended December 31, 2023, compared to adjusted loss from continuing operations of $38.9 million for same period in 2022. Adjusted income from continuing operations is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total Other expense, net
During the year ended December 31, 2023, other expense, net decreased $9.4 million, or 44%, to $12.1 million primarily due to decreased interest expense as a result of the NYDIG debt extinguishment.
Benefit for income taxes
Our effective tax rate for the year ended December 31, 2023 was 0.0%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the year ended December 31, 2022 was (5.9)%, which was caused by the recording of a $15.0 million charge for a valuation allowance for the deferred tax assets.
Net Loss from Continuing Operations
As a result of the factors described above, net loss from continuing operations decreased to $29.0 million for the year ended December 31, 2023 as compared to $269.7 million for the year ended December 31, 2022.
On an adjusted basis, excluding the after-tax impact of the impairment of long-lived assets, the remeasurement of environmental liabilities and the tax charge for the recognition of a valuation allowance on deferred tax assets, adjusted net loss from continuing operations during 2023 would have been $28.5 million as compared to $60.4 million in the same period in 2022. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Loss from Discontinued Operations
In conjunction with the Company's decision to pursue alternatives, including a sale of Support.com, we have reported the Support.com business as discontinued operations in the consolidated financial statements. Loss from discontinued operations, net of tax was $0.5 million for the year ended December 31, 2023, as compared to a loss of $1.3 million for the year ended December 31, 2022. See Note 3, "Discontinued Operations", in the Notes to Consolidated Financial Statements for a further breakdown.

Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts, and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.

Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA (loss) from continuing operations
"Adjusted operating loss from continuing operations" is defined as Operating loss from continuing operations adjusted for special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. "Adjusted net loss from continuing operations" is defined as Net loss from continuing operations adjusted for the after-tax impact of special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. "EBITDA from continuing operations" is defined as loss from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA are intended as supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations and Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted loss from continuing operations, Adjusted net loss from continuing operations and Adjusted EBITDA from continuing operations in the same fashion.
Because of these limitations, Adjusted operating loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted loss from continuing operations, Adjusted net loss from continuing operations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations on a supplemental basis. You should review the reconciliations of Operating loss from continuing operations to Adjusted operating loss from continuing operations, Net loss from continuing operations to Adjusted net loss from continuing operations, Net loss from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Consolidated Statements of Operations and Comprehensive Loss in our Consolidated Financial Statements included in this Annual Report.

	Years Ended December 31,		Variance
	2023	2022	$	%
Adjusted operating loss from continuing operations
Operating loss from continuing operations	$(16,892)	$(233,163)	$216,271	(93)%
Impairment of long-lived assets	4,000	176,307	(172,307)	N/A
Remeasurement of environmental liability	2,409	16,694	(14,285)	(86)%
Expansion costs	—	2,315	(2,315)	(100)%
Restructuring	4,081	729	3,352	N/A
Gain on sale of assets	(9,903)	(1,780)	(8,123)	N/A
Adjusted operating loss from continuing operations	$(16,305)	$(38,898)	$22,593	(58)%
Adjusted operating margin	(23.2%)	(43.2%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(29,039)	$(269,741)	$240,702	(89)%
Impairment of long-lived assets	4,000	176,307	(172,307)	N/A
Remeasurement of environmental liability	2,409	16,694	(14,285)	(86)%
Expansion costs	—	2,315	(2,315)	(100)%
Restructuring	4,081	729	3,352	N/A
Gain on sale of assets	(9,903)	(1,780)	(8,123)	N/A
Tax charge for valuation allowance	—	15,055	(15,055)	N/A
Adjusted net loss from continuing operations	$(28,452)	$(60,421)	$31,969	(53)%

EBITDA and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(29,039)	$(269,741)	$240,702	(89)%
Provision for income taxes	—	15,002	(15,002)	(100)%
Interest expense, net	12,659	21,575	(8,916)	(41)%
Depreciation and amortization	13,602	35,136	(21,534)	(61)%
EBITDA from continuing operations	(2,778)	(198,028)	195,250	(99)%
Stock-based compensation	2,344	2,636	(292)	(11)%
Impairment of long-lived assets	4,000	176,307	(172,307)	N/A
Remeasurement of environmental liability	2,409	16,694	(14,285)	(86)%
Expansion costs	—	2,315	(2,315)	(100)%
Restructuring	4,081	729	3,352	N/A
Gain on sale of assets	(9,903)	(1,780)	(8,123)	N/A
Adjusted EBITDA (loss) from continuing operations	$153	$(1,127)	$1,280	(114)%

Liquidity and Capital Resources
On December 31, 2023, we had cash and cash equivalents of $13.3 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. Our management took certain actions during 2023 and during the first quarter of 2024 to improve the Company's liquidity.
As discussed in Item 1, "Business—Corporate History and Structure," we entered into a debt restructuring agreement with our primary lender, NYDIG. We restructured our debt by transferring ownership of miners, previously secured by the MEFAs, under the Purchase Agreement along with the rights to credits and coupons to NYDIG and reduced our debt and accrued interest balance with NYDIG from $75.8 million to $17.3 million.
We also entered into the NYDIG Hosting Agreement with NYDIG affiliates. The terms of the NYDIG Hosting Agreement require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in the upside should bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
Additionally, we entered into the Promissory Note Amendment with B. Riley Commercial, which adjusted payments so that no principal and interest payments were required until June 2023, except for a requirement to repay principal using a portion of net proceeds from sales of equity, which was reduced from 65% to 15% of the net proceeds received. B. Riley Commercial and Atlas Holdings LLC each purchased $1 million of our Class A common stock pursuant to the ATM Agreement. In addition to the net proceeds from the sale of Class A common stock to B. Riley Commercial and Atlas Holdings LLC, during 2023, we received net proceeds of $20.6 million from sales of Class A common stock pursuant to the ATM Agreement. We repaid all $6.8 million of principal on the Secured Promissory Note during the year ended December 31, 2023.
In March 2023, we entered into the Conifex Hosting Agreement, in which Conifex agreed to provide hosting services to Greenidge utilizing renewable power. In April 2023, we entered into the Core Hosting Agreement with Core, in which Core agreed to host and operate Greenidge-owned bitcoin miners at its facilities. In addition, we installed approximately 2,200 of additional company-owned miners at our existing facilities. The installation of these miners at Conifex and Core facilities along with our facilities improved our profits and liquidity during the remainder of 2023, and we expect these improvements to continue.
In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, we completed an electrical upgrade at the South Carolina Facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, we and NYDIG amended the NYDIG Hosting Agreement to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreement was amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. This deleveraging transaction with NYDIG closed on November 9, 2023. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 22 acres of land, Greenidge received total consideration of approximately $28 million:
•The remaining principal of approximately $17.7 million on our Senior Secured Loan with NYDIG, which we entered into on January 30, 2023, was extinguished;
•The remaining principal of approximately $4.1 million as of September 30, 2023, on our Secured Promissory Note in favor of B. Riley Commercial Capital, LLC, which we issued on March 18, 2022 and NYDIG purchased from B. Riley Commercial on July 20, 2023 at par, was extinguished;
•A cash payment of approximately $4.5 million; and
•A bonus payment of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance.
In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. As a result, at the time of closing the Company returned NYDIG's security deposit, resulting in a cash outflow of $2.2 million. As a result of the sale, the Company received a cash inflow of $3.5 million from the return of its security deposit held by the local utility.
Additionally, the Company paid the remaining accrued interest on the Senior Secured Loan and Secured Promissory Note of $0.9 million. The Company also settled certain third party transaction costs and Greenidge's share of local taxes of $0.5 million.
Prior to the closing of the South Carolina Facility sale, the Company had a cash outflow of approximately $0.9 million related to the settlement of accounts payable related to the facility upgrade.
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the development or sale of the property. The NYDIG Hosting Agreement related to the New York Facility was not impacted by this transaction.
On December 11, 2023, we entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality”), pursuant to which, among other things, (i) we issued to Infinite Reality a one-year warrant to purchase 180,000 shares of our Class A common stock at an exercise price of $7.00 per share, the proceeds of which, upon exercise, are required to be used for the development of a proposed new data center contemplated by a Master Services Agreement entered into between us and Infinite Reality on December 11, 2023, and (ii) we issued 180,000 shares of our Class A common stock to Infinite Reality, which shares for purposes of the Equity Exchange Agreement, were valued at $8.33 per share, or an aggregate value of approximately $1.5 million. In addition, Infinite Realty issued to Greenidge a one-year common stock purchase warrant, pursuant to which we have the right to purchase up to 235,754 shares of common stock of Infinite Reality, par value $0.001 per share (“Infinite Reality Common Stock”), at an exercise price of $5.35 per share, and Infinite Reality issued to us 280,374 shares of Infinite Reality Common Stock.
We continued to improve our liquidity position in the first three months of 2024. On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.
Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve the Company's liquidity which include, but are not limited to:
•lowering the operating cost and increasing the profitability of the Company’s fleet of bitcoin mining, hosting, and power generation assets;
•monetizing the Company's remaining real estate in South Carolina via a development or sale arrangement;
•a sale of a portion of the Company’s unused electrical and mining infrastructure equipment assets; and
•issuances of equity.
Our operating cash flows generated by mining, hosting, and power are affected by several factors including the price of bitcoin, bitcoin mining difficulty, and the costs of electricity, natural gas, and emissions credits. While bitcoin prices began to recover during 2023 from the significant declines experienced in 2022, and have continued to rise in the first quarter of 2024, management cannot predict the future price of bitcoin, nor can we predict the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, we can provide no assurance that these efforts will be successful and our liquidity could be negatively impacted by factors outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Item 1A, "Risk Factors" in this Annual Report.
Given this uncertainty regarding our financial condition over the next 12 months from the date these financial statements were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2023, and the years in which these obligations are due:

$ in thousands	Total	2024	2025-2026	2027-2028	Thereafter
Debt payments	$90,611	$6,137	$84,474	$—	$–
Leases	111	111	—	—	—
Environmental obligations	$30,229	$363	$10,940	$10,923	$8,003
Natural gas transportation	12,798	1,896	3,792	3,792	3,318
Total	$133,749	$8,507	$99,206	$14,715	$11,321
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
Summary of Cash Flow
The following table provides information about our net cash flow for the years ended December 31, 2023 and 2022.

	Years Ended December 31,
$ in thousands	2023	2022
Net cash used by operating activities from continuing operations	$(12,155)	$(14,485)
Net cash used for investing activities from continuing operations	(6,031)	(121,354)
Net cash provided by financing activities from continuing operations	13,772	62,137
Increase in cash and cash equivalents from discontinued operations	2,509	6,320
Net change in cash and cash equivalents	(1,905)	(67,382)
Cash and cash equivalents at beginning of year	15,217	82,599
Cash and cash equivalents at end of period	$13,312	$15,217
Operating Activities
Net cash used for operating activities from continuing operations was $12.2 million for the year ended December 31, 2023, as compared to cash used for operating activities from continuing operations of $14.5 million for the year ended December 31, 2022. During the year ended 2023, payments made for prepaid expenses and accrued expenses were offset by an increase in accounts payable, the collection of an accounts receivable balance, which was caused by higher sales of power due to a cold streak at the end of December 2022, and the collection of a security deposit associated with the Hosting Agreements.
Investing Activities
Net cash used for investing activities from continuing operations was $6.0 million for the year ended December 31, 2023, as compared to $121.4 million for the year ended December 31, 2022. For the year ended December 31, 2023, purchases of and deposits for property and equipment were $13.0 million in 2023 as compared to $133.0 million in 2022, as the Company was expanding its mining fleet in 2022. During 2023, the Company sold miners and coupons and credits redeemable to a manufacturer of bitcoin miners for proceeds of $7.0 million.

Financing Activities
Net cash provided by financing activities from continuing operations was $13.8 million for the year ended December 31, 2023, as compared to $62.1 million for the year ended December 31, 2022. The decrease is primarily related to lower principal payments on debt of $47.1 million during 2023 compared to 2022.
Financing Arrangements
See Note 5, "Debt," and Note 6, "Stockholder's Equity" and Note 14, "Subsequent Events" in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Significant Accounting Policies", in the
Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in detail in Note 2, "Significant Accounting Policies", in the Notes to Consolidated Financial Statements for the year ended December 31, 2023; however, we consider our critical accounting policies to be those related to revenue recognition, valuation of long-lived assets and environmental obligations.
Revenue Recognition
Cryptocurrency Mining Revenue
Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to perform hash computations for a mining pool. The contracts are terminable at any time at no cost by either party and Greenidge’s enforceable right to compensation begins only when, and lasts as long as, Greenidge performs hash computations for the mining pool operator. In exchange for performing hash computations, Greenidge is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives less the mining pool fees. The agreements entered into with the pool operators pay out based on a Full-Pay-Per-Share (“FPPS”) payout formula, which is a conceptual formula that entitles Greenidge to consideration upon the provision of hash computations to the pool even if a block is not successfully placed by the pool operator. Revenue is measured as the value of the consideration received in the form of cryptocurrency from the pool operator, less the mining pool fees retained by the mining pool operator. Greenidge does not expect any material future changes in mining pool fee rates.
In exchange for performing hash computations for the mining pool, the Company is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives (less pool operator fees to the mining pool operator which are netted as a reduction of the transaction price). Greenidge’s fractional share is based on the proportion of hash computations the Company performed for the mining pool operator to the total hash computations contributed by all miners in solving the current algorithm during the 24-hour period. Daily earnings calculated under the FPPS payout formula are calculated from midnight-to-midnight UTC time and are credited to pool members’ accounts at 1:00:00 A.M. UTC. The pool sends Greenidge’s cryptocurrency balance in the account to a digital wallet designated by the Company between 9:00 A.M. and 5:00 P.M. UTC time each day, which Greenidge automatically sells for cash within minutes of receipt.
The service of performing hash computations for the mining pool operators is an output of Greenidge’s ordinary activities and is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the contract inception date at 0:00:00 UTC on the start date of the contract. The fair value is based on Greenidge’s primary exchange of the related cryptocurrency which is considered to be Coinbase. The consideration Greenidge earns is variable since it is based on the amount of hash computations provided by both Greenidge and the bitcoin network as a whole. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.
Datacenter Hosting Revenue

We generate revenue from contracts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. We recognize variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to our customer, and our customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of our performance). Our performance obligation related to these services is satisfied over time. We recognize revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. We bill our customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. We recognize revenue based on actual consumption in the period.
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

The Company is evaluating future uses of the remaining real estate assets in South Carolina, which includes the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach by obtaining third party appraisals for the value of the site. An impairment charge of $4.0 million was recorded for the year ended December 31, 2023, which is the remaining value of the building which was determined to no longer be recoverable through a sale transaction.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2023 we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $30.2 million and $28.0 million as of December 31, 2023 and 2022, respectively, for the remediation of these sites. The Company recognized a charge of $2.4 million and $16.7 million during the years ended December 31, 2023 and 2022, respectively, for the remeasurement of environmental liabilities. The charge for the year ended December 31, 2022 consisted of a $14.8 million increase to the coal ash pond liability due to a change in the planned approach as a result of new regulations and new information that became available regarding the site, as well as due to inflationary increases from high projected construction costs. The remaining $1.9 million of the charge was associated with an update in the cost estimates associated with our landfill primarily due to inflation-driven increases to the remediation cost estimates. The charge for the year ended December 31, 2023 was as a result of an update in the cost estimates associated with the landfill post-closure liabilities as part of our continuing evaluation of the site.
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
We will remain an “emerging growth company” for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-

affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial information required by this Item is set forth in and following the Index to Consolidated Financial Statements on page F-1 and is filed as part of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
The Company changed its auditor and signed an engagement contract with MaloneBailey LLP on May 12, 2023. Please refer to the Company's Form 8-K dated May 12, 2023.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report.
Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded, that as of December 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
Limitation on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and does not expect that the Company's internal controls will prevent or detect all errors and all fraud. In addition, the design of disclosure controls and our internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
During the fourth quarter of 2023, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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
2.1+
Agreement and Plan of Merger, dated as of March 19, 2021, among Greenidge Generation Holdings Inc., Support.com, Inc. and GGH Merger Sub, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus forming part of the Registration Statement on Form S-4 filed on May 4, 2021).

3.1
Second Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed on October 31, 2022).

3.1A
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., effective May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2023).

3.2	Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on July 16, 2021).
4.1
Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021).

4.2
First Supplemental Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021).

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above).
4.4	Stock Purchase Warrant, dated September 14, 2021 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021).
4.5	Form of Registration Rights Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed on May 4, 2021).
4.5A	Form of Right of First Refusal and Co-Sale Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed on May 4, 2021).
4.5B	Form of Registration Compliance Agreement dated September 1, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on September 1, 2021).
4.5C
Investor Agreement by and between 210 Capital, LLC and Greenidge Generation Holdings Inc. filed on September 9, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed on September 14, 2021).

4.6*	Description of Registrant's Securities.
10.1+
Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 1, 2021).

10.2†	Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on September 14, 2021).
10.2A†	Greenidge Generation Holdings Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 26, 2023).
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

10.5†
Form of Restricted Stock Unit Award Agreement for the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.6†
Executive Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Robert Loughran (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.7	Agreement between Greenidge Generation and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).

10.8
Purchase Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2021).

10.9
Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.10†
Executive Employment Agreement, dated November 15, 2021, between Greenidge Generation Holdings Inc. and Terence Burke (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 31, 2022).

10.11†
Letter Agreement, dated December 28, 2021, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 31, 2022).

10.12
Bridge Promissory Note, dated March 18, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2022).

10.13
Master Equipment Finance Agreement, dated as of March 21, 2022, by and among GTX Gen 1 Collateral LLC, GNY Collateral LLC, GSC Collateral LLC, Greenidge Generation Holdings, Inc., each guarantor party thereto, and NYDIG ABL LLC, as lender, servicer and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 24, 2022).

10.14
Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2022).

10.15
Registration Rights Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 8, 2022).

10.16
Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2022).

10.17
Amended and Restated Bridge Promissory Note, dated August 10, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.18†
Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.19
At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 filed on September 19, 2022).

10.20
Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2022).

10.21
Debt Settlement Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the other Subsidiaries of Greenidge Generation Holdings Inc., and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2023).

10.22
Senior Secured Loan Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and NYDIG ABL LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2023).

10.23
Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings, Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2023).

10.24
Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 31, 2023).

10.25
Board Observation Rights Letter, dated as of January 30, 2023, between Greenidge Generation Holding, Inc. and NYDIG ABL LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 31, 2023).

10.26
Consent and Amendment No. 1 to Amended and Restated Bridge Promissory Note, dated as of January 30, 2023, between Greenidge Generation Holdings Inc. and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 31, 2023).

10.27†
Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and David Anderson (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 31, 2023).

10.28†
Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and Scott MacKenzie (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 31, 2023).

10.29†	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on October 31, 2022).
10.30†
Letter Agreement, dated October 10, 2022, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 31, 2023).

10.31
Amendment No. 2 to Senior Secured Loan Agreement, dated as of August 21, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the guarantors and lenders party to the Senior Secured Loan Agreement, and NYDIG ABL LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 23, 2023).

10.32
Amendment No. 4 to Amended and Restated Bridge Promissory Note, dated as of August 21, 2023, by and among Greenidge Generation Holdings Inc., NYDIG ABL LLC, and the Guarantors identified therein (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 23, 2023).

10.33
Asset Purchase Agreement (the “APA”), dated November 9, 2023, by and among (i) NYDIG ABL LLC ("NYDIG"), (ii) SC 1 Mining Site LLC, an Affiliate of NYDIG, (iii) Greenidge Generation Holdings Inc. ("Holdings"), (iv) Greenidge South Carolina, LLC, a wholly-owned direct subsidiary of Holdings ("Property Seller Parent"), (v) 300 Jones Road LLC, a wholly-owned indirect subsidiary of Property Seller Parent, and (vi) each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I thereto (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.34
Real Estate Purchase and Sale Agreement dated November 9, 2023, by and among (i) SC 1 Mining Site LLC, (ii) Greenidge Generation Holdings Inc. ("Holdings"), (iii) Greenidge South Carolina LLC, a wholly-owned direct Subsidiary of Holdings ("Property Seller Parent"), (iv) 300 Jones Road LLC, a wholly-owned indirect Subsidiary of Property Seller Parent, and (v) each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I of the APA (incorporated by reference to Exhibit 10.9 to the Quarterly Report Form 10-Q filed on November 14, 2023).

10.35
Transition Services Agreement, dated November 9, 2023, by and between SC 1 Mining Site LLC and Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.36
Hosting Order Termination Agreement, dated November 9, 2023, between Greenidge South Carolina LLC, and SC 1 Mining LLC (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.37*†	Offer Letter, effective October 11, 2023, between Greenidge Generation Holdings Inc. and Christian Mulvihill.
10.38*†	Offer Letter, dated November 16, 2023, between Greenidge Generation Holdings Inc. and Jordan Kovler.
10.39
Master Services Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2023).

10.40
Equity Exchange Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2023).

10.41
Stock Purchase Warrant, dated December 11, 2023, issued by Greenidge Generation Holdings Inc. to Infinite Reality, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2023).

10.42
Warrant to Purchase Shares of Common Stock, dated December 11, 2023, issued by Infinite Reality, Inc. to Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 12, 2023).

10.43
Securities Purchase Agreement, dated February 12, 2024, by and between Greenidge Generation Holdings Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2024).

10.44
Pre-Funded Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2024).

10.45
Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2024).

10.46*	Commercial Purchase and Sale Agreement, dated March 6, 2024, by and between Greenidge Mississippi LLC and Janesville, LLC.
16.1	Letter of Armanino LLP, dated May 12, 2023, to the SEC regarding statements included in Form 8-K (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on May 12, 2023).
19.1*	Insider Trading Policy of Greenidge Generation Holdings Inc.
21.1*	Subsidiaries of Greenidge Generation Holdings Inc.
23.1*	Consent of MaloneBailey LLP.
23.2*	Consent of Armanino LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy for the Recovery of Erroneously Awarded Compensation.
99.1	Unaudited Pro Forma Financial Information for the South Carolina Facility Sale (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
**
The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, irrespective of general incorporation language contained in any such filing.

+
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENIDGE GENERATION HOLDINGS INC.

Date: April 9, 2024	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Jordan Kovler and Christian Mulvihill, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jordan Kovler	Chief Executive Officer (Principal Executive Officer and Director)	April 9, 2024
Jordan Kovler

/s/ Christian Mulvihill	Chief Financial Officer (Principal Financial and Accounting Officer)	April 9, 2024
Christian Mulvihill

/s/ David Anderson	Chairman of the Board of Directors	April 9, 2024
David Anderson

/s/ Andrew M. Bursky	Director	April 9, 2024
Andrew M. Bursky

/s/ Timothy Fazio	Director	April 9, 2024
Timothy Fazio

/s/ David Filippelli	Director	April 9, 2024
David Filippelli

/s/ Jerome Lay	Director	April 9, 2024
Jerome Lay

/s/ Timothy Lowe	Director	April 9, 2024
Timothy Lowe

/s/ Michael Neuscheler	Director	April 9, 2024
Michael Neuscheler

/s/ George (Ted) Rogers	Vice Chairman of the Board of Directors	April 9, 2024
George (Ted) Rogers

/s/ Daniel Rothaupt	Director	April 9, 2024
Daniel Rothaupt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Greenidge Generation Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenidge Generation Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and generated negative cash flows from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com

We have served as the Company's auditor since 2023.
Houston, Texas
April 9, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders
of Greenidge Generation Holdings, Inc. and Subsidiaries
Fairfield, Connecticut

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Greenidge Generation Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The 2022 consolidated financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had incurred losses from operations, incurred negative cash flows from operating activities, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. The 2022 consolidated financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The consolidated financial statements are responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Armanino LLP

Armanino LLP
Dallas, Texas

March 31, 2023, except for the effects of the reverse stock split discussed in Notes 1 and 6 to the consolidated financial statements, as to which the date is April 9, 2024.

We have served as the Company's auditor since 2021. In 2023, we became the predecessor auditor.

GREENIDGE GENERATION HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (Dollars amounts in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$13,312	$15,217
Digital assets	347	348
Accounts receivable	358	2,696
Prepaid expenses and current other assets	3,864	6,266
Emissions and carbon offset credits	5,694	1,260
Income tax receivable	857	798
Current assets held for sale	—	6,473
Total current assets	24,432	33,058
LONG-TERM ASSETS:
Property and equipment, net	45,095	130,417
Other long-term assets	1,652	292
Total assets	71,179	163,767
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	3,495	9,608
Accrued emissions expense	10,520	6,052
Accrued expenses	6,116	11,327
Short-term environmental liability	363	600
Long-term debt, current portion	—	67,161
Current liabilities held for sale	483	3,974
Total current liabilities	20,977	98,722
LONG-TERM LIABILITIES:
Long-term debt, net of current portion and deferred financing fees	68,710	84,585
Environmental liabilities	29,866	27,400
Other long-term liabilities	2,650	107
Total liabilities	122,203	210,814
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 9,131,252 and 4,625,278 [1] shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	—
Cumulative translation adjustment	(345)	(357)
Additional paid-in capital [1]	319,992	293,774
Common stock subscription receivable	(698)	—
Accumulated deficit	(369,974)	(340,464)
Total stockholders' deficit	(51,024)	(47,047)
Total liabilities and stockholders' deficit	$71,179	$163,767
The accompanying notes are an integral part of these consolidated financial statements.
1 Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization and Description of Business)

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
REVENUE:
Cryptocurrency mining, net	$24,238	$73,809
Datacenter hosting	39,478	—
Power and capacity	6,672	16,170
Total revenue	70,388	89,979
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization)	15,051	47,195
Cost of revenue - datacenter hosting (exclusive of depreciation and amortization)	29,695	—
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	6,259	14,357
Selling, general and administrative	26,167	35,233
Depreciation and amortization	13,602	35,136
Gain on sale of assets	(9,903)	(1,780)
Impairment of long-lived assets	4,000	176,307
Remeasurement of environmental liability	2,409	16,694
Total operating costs and expenses	87,280	323,142
Operating Loss	(16,892)	(233,163)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(12,659)	(21,575)
Gain (loss) on sale of digital assets	512	(15)
Other income, net	—	14
Total other expense, net	(12,147)	(21,576)
Loss from continuing operations before taxes	(29,039)	(254,739)
Provision for income taxes	—	15,002
Net loss from continuing operations	(29,039)	(269,741)
Loss from discontinued operations, net of tax	(471)	(1,327)
Net loss	$(29,510)	$(271,068)

Comprehensive Loss
Net Loss	(29,510)	(271,068)
Foreign currency translation adjustment	12	(357)
Comprehensive loss	(29,498)	(271,425)

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted [1]	$(4.36)	$(63.66)
Loss per share from discontinued operations, basic and diluted [1]	(0.07)	(0.31)
Net loss per share, basic and diluted [1]	$(4.43)	$(63.97)

Weighted average shares outstanding, basic and diluted [1]	6,660	4,237
The accompanying notes are an integral part of these consolidated financial statements.
1 Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization and Description of Business)

GREENIDGE GENERATION HOLDINGS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

	Common Stock [1]		Additional Paid-In Capital [1]	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2022	4,086,534	$—	$281,819	$—	$—	$(69,396)	$212,423
Stock-based compensation expense	—	—	2,636	—	—	—	2,636
Issuance of shares, net of issuance costs	489,576	—	9,532	—	—	—	9,532
Restricted shares award issuance, net of withholdings	48,938	—	(227)	—	—	—	(227)
Proceeds from stock options exercised	230	—	14	—	—	—	14
Foreign currency translation adjustment	—	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	—	(271,068)	(271,068)
Balance at December 31, 2022	4,625,278	—	293,774	—	(357)	(340,464)	(47,047)
Stock-based compensation expense	—	—	2,344	—	—	—	2,344
Issuance of shares, net of issuance costs	4,144,419	1	21,528	(698)	—	—	20,831
Reverse stock split fractional share adjustment	34,538	—	—	—	—	—	—
Restricted shares award issuance, net of withholdings	13,684	—	—	—	—	—	—
Issuance of shares for amendment fee associated with debt modification (Note 6)	133,333	—	1,000	—	—	—	1,000
Shares issued in connection with equity exchange agreement	180,000	—	869	—	—	—	869
Issuance of warrants in connection with equity exchange agreement	—	—	477	—	—	—	477
Foreign currency translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(29,510)	(29,510)
Balance at December 31, 2023	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
The accompanying notes are an integral part of these consolidated financial statements.
1 Retroactively adjusted for the effects of the Reverse Stock Split (see Note 1 — Organization and Description of Business)

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(29,510)	$(271,068)
Loss from discontinued operations	(471)	(1,327)
Net loss from continuing operations	(29,039)	(269,741)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation and amortization	13,602	35,136
Deferred income taxes	—	15,055
Impairment of long-lived assets	4,000	176,307
Other non-cash affecting net income	—	2,097
Amortization of debt issuance costs	2,611	3,946
Loss on debt extinguishment	591	—
Stock-based compensation expense	2,344	2,636
Remeasurement of environmental liability	2,409	16,694
Professional fees paid in common stock	250	—
Gain on sale of assets	(9,903)	(1,780)
Changes in operating assets and liabilities:
Accounts receivable	2,338	(2,459)
Digital Assets	1	—
Emissions and carbon offset credits	(4,434)	1,101
Prepaid expenses and other assets	2,829	1,218
Accounts payable	(2,748)	(48)
Accrued emissions expense	4,468	3,418
Accrued expenses	(3,407)	4,644
Income taxes payable and receivable	(59)	(3,142)
Other long-term liabilities	2,543	—
Other	(551)	433
Net cash flow used for by operating activities from continuing operations	(12,155)	(14,485)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(13,015)	(132,950)
Proceeds from sale of assets	6,984	11,100
Proceeds from sale of short term investments	—	496
Net cash flow used for investing activities from continuing operations	(6,031)	(121,354)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	20,581	9,531
Proceeds from stock options exercised	—	14
Restricted stock unit awards settled in cash for taxes	—	(227)
Proceeds from debt, net of issuance costs	—	107,105
Principal payments on debt	(6,809)	(53,923)
Repayments of finance lease obligations	—	(363)
Net cash flow provided by financing activities from continuing operations	13,772	62,137
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	(816)	6,320
Net cash flow from investing activities of discontinued operations	3,325	—
Increase in cash and cash equivalents from discontinued operations	2,509	6,320
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,905)	(67,382)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	15,217	82,599
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of year	$13,312	$15,217
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates a facility in the Town of Torrey, New York (the "New York Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
On November 9, 2023, the Company closed the sale of the South Carolina Facility as part of a deleveraging transaction. See Note 4, "Property and Equipment, Net", for further details.
Effective May 16, 2023, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. The par value remains unchanged. Unless specifically provided otherwise herein, all share and per share amounts as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the reverse stock split. See Note 6, "Stockholders' Equity", for further details.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Any reference in these Notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").
The consolidated financial statements reflect the Company's accounts and operations and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Going Concern

In accordance with the Financial Accounting Standards Board (the "FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Greenidge's management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The halving of bitcoin, expected in April 2024, may have an adverse effect on the Company’s projected future cash flows. The fixed costs to operate the business including, but not limited to, insurance, overhead and capital expenditures, as well as the variable input costs to operate the Company’s datacenters, has a material impact on the Company’s continuing operations and ability to generate positive cash flows. While the market has improved in 2023 and 2024, the Company continues to have to address the possibility of negative impacts of the price of bitcoin and natural gas as these have proven to be volatile markets. As a result, management took certain actions during the during 2023 to improve the Company's liquidity that are described further below. At December 31, 2023, the Company had $13.3 million of cash, restricted cash and cash equivalents and other current assets of $11.1 million, while having $9.6 million of accounts payable and accrued expenses, emissions liability of $10.5 million, and an estimated $0.4 million of environmental liability spend in the next 12 months, which results in ending working capital of $3.4 million.

Additionally, the Company has $6.1 million of interest payments due over the next twelve months.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:

•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 23, 2022 through April 5, 2024, have received net proceeds of $20.7 million from sales of Class A common stock under the ATM Agreement. See Note 6, "Stockholder's Equity", for further details.

•On January 30, 2023, the Company entered into debt restructuring agreements with NYDIG ABL LLC ("NYDIG") and B. Riley Commercial Capital, LLC ("B. Riley Commercial"). The restructuring of the NYDIG debt improved the Company's liquidity during 2023 as the payments required in 2023 on the remaining principal balance is interest payments of $2.0 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 Master Equipment Finance Agreements, both of which were refinanced in January 2023. See Note 5, "Debt" for further details regarding the debt restructuring agreements.

•In conjunction with the restructuring of the debt with NYDIG, the Company also entered into hosting agreements with NYDIG on January 30, 2023 (the “NYDIG Hosting Agreements”), which improved its liquidity position, as it provided for cost reimbursements for key input costs, while allowing the Company to participate in the upside should bitcoin prices rise.

•As described in Note 1, on November 9, 2023, the Company closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, the Company received total consideration of $28 million, as follows:

◦The Senior Secured Loan with NYDIG with remaining principal of $17.7 million was extinguished;
◦The B. Riley Commercial Secured Promissory Note with remaining principal of $4.1 million, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;
◦A cash payment of approximately $4.5 million, and
◦The Company also received bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance.

The Company recognized a gain on the sale of the South Carolina Facility of $8.2 million.

In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. The NYDIG                      Hosting Agreement related to the New York Facility was not impacted by this transaction and remains in place.

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

•On March 6, 2024, we agreed to purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. We expect the transaction to close in April 2024 and intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining. The Company believes the addition of these datacenters will improve the Company’s profits and liquidity during the remainder of 2024 and beyond.

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

The Company estimates that substantially all of its cash resources will be depleted by the end of the first quarter of 2025. The Company's estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including obtaining additional short-term outside financing, executing on certain investing transactions; as well as bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Annual Report on Form 10-K and energy prices similar to the those experienced in the fourth and first quarters of 2023 and 2024, respectively. While bitcoin prices have begun to recover during 2023 and the first quarter of 2024 from the significant declines experienced in 2022, management cannot predict when or if bitcoin prices will recover to sufficient levels for a sustained period of time in light of the halving set to occur in April 2024, or the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K. Given this uncertainty regarding the Company's financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Significant Accounting Policies
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. As of December 31, 2023, Greenidge operates in one operating and reporting segment. The Company’s cryptocurrency mining, datacenter hosting and power generation operations are located in the United States, and the Company views these operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.

The Company generates revenue primarily by (1) earning bitcoin, with miners that are owned by the Company, as rewards and transaction fees for supporting the global bitcoin network and (2) providing hosting, power and technical support services to third-party owned bitcoin mining equipment. The Cryptocurrency Mining, Datacenter Hosting and Power Generation operations also sell surplus electricity generated by the Company's power plant, and not consumed in cryptocurrency mining and datacenter hosting operations, to the NYISO power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market.
Discontinued Operations

The Company deems it appropriate to classify a component as a discontinued operation if the related disposal group meets all the following criteria: (1) the disposal group is a component of the Company; (2) the component meets the held-for-sale criteria; and (3) the disposal of the component represents a strategic shift that has a major effect on the Company's operations and financial results.
The contract for Support.com's largest customer was not renewed upon its expiration on December 31, 2022. As a result of this material change in the business, management and the Board of Directors made the determination to consider various alternatives for Support.com, including the disposition of assets. As of December 31, 2022, the Company classified the Support.com business as held for sale and discontinued operations in these consolidated financial statements as a result of its strategic shift to strictly focus on its cryptocurrency mining, datacenter hosting and power generation operations.
Cash and Cash Equivalents
All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. The Company’s interest income on cash and cash equivalents is included in interest expense, net in the Consolidated Statements of Operations and Comprehensive Loss.
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
The Company performs an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that its digital assets are impaired. Digital assets are considered impaired if the carrying value is greater than the lowest intraday quoted prices at any time during the period. For quoted prices of bitcoin, the Company uses daily exchange data from its principal market. Subsequent reversal of impairment losses is not permitted. There were no impairments recorded during 2023. During the year ended December 31, 2022, the Company assessed its digital assets for impairment, and recorded an impairment of $0.1 million which is included in Other income, net on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2023 and 2022, the Company’s digital assets consisted of 8.71 and 31.4 bitcoins, respectively. Bitcoins held as of December 31, 2023 were liquidated and remitted to the Company in early January 2024 as part of its ordinary operations.
The Company considers the conversion of digital assets into U.S. dollars as a part of its normal operating activities and includes the impact of that conversion in Net cash flow used by operating activities from continuing operations on the Consolidated Statements of Cash Flows. The Company’s Bitcoin is sold on a daily basis after it is earned and that any difference in fair value and the amount of consideration received is recognized as a gain or loss on sale of digital assets. The earned bitcoin is exchanged for U.S. dollars.

Digital Assets at December 31, 2022	348
Revenues from digital asset production	24,238
Sale of digital assets	(24,239)
Digital Assets at December 31, 2023	347
Accounts Receivable
The Company provides credit in the normal course of business to its power customer, the NYISO, and hosting customer, NYDIG. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. The NYDIG Hosting Agreement requires advance payment for estimated hosting services. The balance based on actual results is due upon receipt. There are currently no accounts receivable associated with cryptocurrency mining revenues. We have not experienced any historic credit losses with our power or hosting customers and therefore, we determined that no allowance for doubtful accounts is required for the years ended December 31, 2023 and 2022.

Emissions Expense and Credits
The Company participates in the Regional Greenhouse Gas Initiative ("RGGI"), which requires, by law, that the Company remit credits to offset 50% of the Company’s annual emission expense in the following year, for each of the years in the three year control period (January 1, 2021 to December 31, 2023). In March 2024, the Company settled the emissions allowance for the control period. The Company recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.
The RGGI credits are recorded on a first in, first out ("FIFO") basis. The Company incurred emissions expense of $6.5 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively, which was allocated between cost of revenue - cryptocurrency mining, cost of revenue - datacenter hosting and cost of revenue - power and capacity, based on the relative percentage of MWh consumed for each, in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the Company’s depreciable assets, as noted in the table below. Construction in process is comprised of assets which have not been placed into service and is not depreciated until the related assets are complete and ready for their intended use, at which time the cost is transferred to the appropriate property and equipment class. Land and miner deposits are not depreciated. Repairs and maintenance costs are expensed as incurred. See Note 4, "Property and Equipment, Net" for additional information.

Asset Class	Estimated Useful Lives
Plant infrastructure	10 years
Miners	3 years
Miner facility infrastructure	10 years
Equipment	5 years
Software	3 years

Valuation of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. The Company recognized a noncash impairment charge of $4.0 million and $176.3 million for the years ended December 31, 2023 and 2022, respectively. See Note 4, "Property and Equipment, Net" for additional information.
Investments in Equity Securities
The Company owns common shares in a private company. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of this entity. The investment does not have a readily determinable fair value and thus the investment is measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Investments in equity securities are a component of Other long-term assets and gains (losses) on equity securities are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
Derivative Financial Instruments
The Company holds an equity warrant asset in a private company that gives it the right to acquire common stock in the private company. The equity warrant asset contains net settlement terms, thus the Company records it as a derivative. The equity warrant asset entitles the Company to purchase a specific number of shares of common stock at a specific price within a specific time period, in this case 1 year. The equity warrant asset contains an automatic exercise provision if the Company does not exercise prior to expiration, or provide notice of its intent not to exercise. Upon automatic exercise, the Company will receive a share count equal to the intrinsic value of the warrant divided by the share price.

The equity warrant asset is recorded at fair value and is classified as a derivative asset, a component of prepaid expenses and other current assets. The asset is held for prospective investment gains and is not used to hedge any economic risks.
Any changes in fair value from the grant date fair value of the equity warrant asset classified as a derivative is recognized as an increase or decrease to Prepaid expenses and other current assets on the Consolidated Balance Sheets and as net gains or losses on derivative instruments, in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss.
Environmental Liability
Environmental liabilities are recognized in accordance with ASC 410-30, Asset Retirement and Environmental Obligations when the costs are probable and estimable. As of December 31, 2023, we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. The Company determines the estimate by developing key assumptions to determine the expected cost of remediation. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
Cryptocurrency Mining Revenue
Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to perform hash computations for a mining pool. The contracts are terminable at any time at no cost by either party and Greenidge’s enforceable right to compensation begins only when, and lasts as long as, Greenidge performs hash computations for the mining pool operator. In exchange for performing hash computations, Greenidge is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives less the mining pool fees. The agreements entered into with the pool operators pay out based on a Full-Pay-Per-Share (“FPPS”) payout formula, which is a conceptual formula that entitles Greenidge to consideration upon the provision of hash computations to the pool even if a block is not successfully placed by the pool operator. Revenue is measured as the value of the consideration received in the form of cryptocurrency from the pool operator, less the mining pool fees retained by the mining pool operator. Greenidge does not expect any material future changes in mining pool fee rates.
In exchange for performing hash computations for the mining pool, the Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives along with a share of transaction fees (less pool operator fees to the mining pool operator which are netted as a reduction of the transaction price). Greenidge’s fractional share is based on the proportion of hash computations the Company performed for the mining pool operator to the total hash computations contributed by all mining pool participants in solving the current algorithm during the 24-hour period. Daily earnings calculated under the FPPS payout formula are calculated from midnight-to-midnight UTC time and are credited to pool members’ accounts at 1:00:00 A.M. UTC. The pool sends Greenidge’s cryptocurrency balance in the account to a digital wallet designated by the Company between 9:00 A.M. and 5:00 P.M. UTC time each day, which Greenidge automatically sells for cash within minutes of receipt.
The service of performing hash computations for the mining pool operators is an output of Greenidge’s ordinary activities and is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the contract inception date at 0:00:00 UTC on the start date of the contract. The fair value is based on Greenidge’s primary exchange of the related cryptocurrency which is considered to be Coinbase. The consideration Greenidge earns is variable since it is based on the amount of hash computations provided by Greenidge. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.
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
Datacenter Hosting Revenue
The Company generates revenue from contracts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company's performance). The Company's performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. The Company bills its customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. The Company recognizes revenue based on actual consumption in the period.
Cryptocurrency Mining Cost of Revenue
Cost of revenue—cryptocurrency datacenter consists primarily of natural gas, emissions, hosting fees paid to third party hosting sites, payroll and benefits and other direct production costs associated with the megawatts generated for the digital mining operation

Datacenter Hosting Cost of Revenue
Cost of revenue—datacenter hosting consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the datacenter hosting operation.

Power and Capacity Cost of Revenue
Cost of revenue—power and capacity consists primarily of natural gas, emissions, payroll and benefits and other direct production costs associated with the megawatts generated for the power produced by Greenidge and sold to the grid.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of administrative payroll and benefits, business development costs, professional fees, and insurance.
Stock-Based Compensation
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grants. These options generally vest on the grant date or over a three year period. The Company has elected to account for forfeitures of employee awards as they occur. Restricted stock units ("RSUs") issued under the Company's equity incentive plans are granted to employees and directors and vest over their requisite service period.
The Company estimates the fair value of the stock option grants using the Black-Scholes-Merton option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgement. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company's common stock. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period.
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
Reclassification
Certain items in prior financial statements have been reclassified to conform to the current presentation and provide comparability but have no effect on the reported results of operations. The Company assessed certain costs previously included in Selling, general and administrative costs in prior periods and concluded these costs were direct costs in producing revenue. The Company reclassified $1.2 million and $0.5 million from Selling, general and administrative to Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization) and Cost of revenue - power and capacity (exclusive of depreciation and amortization), respectively, for the year ended December 31, 2022.

Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), which is intended to improve the accounting for and disclosure of crypto assets. ASU 2023-08 requires entities that hold assets that meet certain criteria to measure those assets at fair value with changes recognized in net income each reporting period. The guidance also requires entities to (1) present crypto assets separately from other intangible assets in its balance sheet and (2) changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Additionally, the guidance requires entities to disclose in their annual and interim reports certain information of each significant crypto asset and in their annual interim report, a rollforward of activity during the reporting period, differences between disposal price and cost basis for dispositions, gain and losses to the extent they are not presented separately and the entity's method for determining the cost basis. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The Company has not adopted this standard as of the date of this filing.
Recent Accounting Pronouncements, Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that changes the impairment methodology for certain financial instruments and other commitments to extend credit. For receivables, loans and other instruments, entities will be required to use a new forward looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. In addition, an entity will have to disclose significantly more information about allowances and credit quality indicators. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. As an emerging growth company, the Company elected to adopt this pronouncement following the effective date for private companies beginning with periods beginning after December 31, 2022. The Company adopted this standard on January 1, 2023, and the adoption did not materially impact the Company's consolidated financial statements.

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
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into a purchase and sale agreement with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com have been presented as current at December 31, 2023 and December 31, 2022. The remaining assets and liabilities consist primarily of remaining prepaid expenses and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.
Major classes of assets and liabilities consist of the following:

	As of December 31,
$ in thousands	2023	2022
Assets:
Accounts receivable	$—	$3,996
Prepaid expenses and other current assets	47	1,253
Current assets held for sale	47	5,249

Property and equipment	—	743
Other assets	454	481
Long-term assets held for sale	454	1,224
Loss on classification to held for sale	(501)	—
Assets held for sale	—	6,473

Liabilities:
Accounts payable	21	191
Accrued expenses	462	3,351
Current liabilities held for sale	483	3,542

Other long-term liabilities	—	432
Long-term liabilities held for sale	—	432
Liabilities held for sale	483	3,974

Financial results from discontinued operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2023	2022
Revenue	$4,223	$31,464
Cost of revenue - services and other (exclusive of depreciation and amortization)	(4,436)	(14,791)
Depreciation and amortization	—	(1,298)
Selling, general and administrative	(3,388)	(9,852)
Merger and other costs	(684)	(1,343)
Gain on asset disposal	4,162	—
Loss on assets classified as held for sale	(501)	—
Goodwill and intangibles asset impairment charge	—	(5,672)
Other (loss) income, net	(179)	353
Pretax loss of discontinued operations	(803)	(1,139)
(Benefit) Provision for income taxes	(332)	188
Loss from discontinued operations, net of tax	$(471)	$(1,327)

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2023 and 2022 was 0% and (16.5)%, respectively, primarily due to goodwill impairment and nondeductible transaction costs.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

$ in thousands	Estimated Useful Lives	December 31, 2023	December 31, 2022
Plant infrastructure	10 years	$1,367	$—
Miners	3 years	32,195	81,979
Miner facility infrastructure	10 years	8,154	14,203
Land	N/A	7,679	8,460
Equipment	5 years	45	45
Construction in process	N/A	6,229	18,349
Miner deposits	N/A	—	7,381
		55,669	130,417
Less: Accumulated depreciation		(10,574)	—
		$45,095	$130,417
Total depreciation expense was $13.6 million and $35.1 million for the years ended December 31, 2023 and 2022, respectively.
On January 30, 2023, Greenidge entered into an agreement regarding its 2021 and 2022 Master Equipment Finance Agreements with NYDIG. During the year ended December 31, 2023, the Company transferred ownership of bitcoin mining equipment with net book value of $50.0 million and miner deposits of $7.4 million that remained accrued to Greenidge for previous purchases of mining equipment with a bitcoin miner manufacturer and the related debt was canceled pursuant to a debt settlement agreement entered into with NYDIG. There was no gain or loss recognized on the sales of these assets. The Company recognized a gain on the sale of assets of $1.2 million, which relates to the sale of bitcoin miner manufacturer coupons that were transferred as part of the debt restructuring agreement with NYDIG.
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

The Company is evaluating future uses of the remaining real estate assets in South Carolina, which includes the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach. An impairment charge of $4 million was recorded for the year ended December 31, 2023, which is the remaining value of the building which was determined to no longer be recoverable.
During the year ended December 31, 2022, as a result of the significant reduction in the price of bitcoin and increased energy prices during 2022, the Company's results of operations, as well as income expectations, were negatively impacted resulting in the recognition of noncash impairment charges of $176.3 million to reduce the net book value of the long-lived assets to fair value.
Fair value was determined utilizing the market approach, relying on the guideline public company method. Our guideline public company method incorporates revenue and hash rate multiples from other publicly traded companies with operations and other characteristics similar to Greenidge.

The table below provides a summary of the impairment by category of asset for the year ended December 31, 2022:

$ in thousands
Land	$5,000
Plant Infrastructure	25,985
Miners	95,945
Miner Facility Infrastructure	17,811
Equipment	190
Software	70
Coal ash impoundment	925
Construction in process	30,381
Total	$176,307

Sale of South Carolina Facility
As described in Note 1, on November 9, 2023, the Company closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, the Company received total consideration of $28 million, as follows:

•The Senior Secured Loan with NYDIG with remaining principal of $17.7 million was extinguished;

•The B. Riley Commercial Secured Promissory Note with remaining principal of $4.1 million, which NYDIG purchased from B. Riley Commercial on July 20, 2023 at par was extinguished;

•A cash payment of approximately $4.5 million, and

•The Company also received bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance.

The Company recognized a gain on the sale of the South Carolina Facility of $8.2 million.

In conjunction with the sale, the Company and NYDIG terminated the South Carolina Hosting Order. The NYDIG Hosting Agreement related to the New York Facility was not impacted by this transaction and remains in place.

Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, and is assessing potential uses of the remaining site, which may include the sale of the property.

5. DEBT
The following table provides information on the Company's financing agreements:

$ in thousands					As of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	December 31, 2023	December 31, 2022
Equipment Financings:
A - D	May 2021	October 2023	15.0%	15,724	—	10,478
E	July 2021	January 2023	17.0%	4,457	—	495
F	March 2022	April 2024	13.0%	81,375	—	63,890
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	72,200	72,200	72,200
Secured Promissory Note	March 2022	June 2023	7.5%	26,500	—	10,430
Total Debt					72,200	157,493
Less: Debt discount and issue costs					(3,490)	(5,747)
Total debt at book value					68,710	151,746
Less: Current portion					—	(67,161)
Long-term debt, net of current portion					$68,710	$84,585
The Company incurred interest expense of $12.7 million and $21.6 million during the years ended December 31, 2023 and 2022, respectively, under the terms of these notes payable.
Senior Secured Loan
On March 21, 2022, Greenidge, as guarantor, together with its wholly-owned subsidiaries GTX Gen 1 Collateral LLC, GNY Collateral LLC and GSC Collateral LLC (collectively, the "Borrowers"), entered into a Master Equipment Finance Agreement (the "NYDIG Financing Agreement") with NYDIG ABL LLC ("NYDIG"), as lender, whereby NYDIG agreed to lend to the Borrowers approximately $81 million under loan schedules that were partially funded for approximately $54 million in March 2022, with additional funding of $17 million through December 31, 2022, to finance the acquisition of certain miners and related equipment (the "Financed Equipment"). The Borrowers' obligations under the NYDIG Financing Agreement were fully and unconditionally guaranteed by Greenidge. Outstanding borrowings under the NYDIG Financing Agreement were secured by all assets of the Borrowers, including without limitation, the Financed Equipment and proceeds thereof (including bitcoin). The loan schedules bore interest at a rate of 13% per annum and had terms of twenty-five months. Certain loan schedules were interest-only for a specified period and otherwise payments on loan schedules included both an interest and principal payment. Pursuant to the terms of the NYDIG Financing Agreement, the Borrowers and with certain exceptions, the Company, were subject to certain covenants and restrictive provisions which, among other things limited: the Borrowers’ ability to incur additional indebtedness for borrowed money; additional liens on the collateral or the equity interests of any of the Borrowers; consolidations or mergers including the Borrowers or the Company unless such would not constitute a Change in Control (as defined therein); disposing of the collateral or any portion of the collateral with certain exceptions; the Borrowers’ ability to make certain restricted payments and investments; and the ability to create certain direct obligations of the Borrowers or the Company unless the NYDIG Financing Agreement was at least pari passu in right of payment; each of which were subject to customary and usual exceptions and baskets. The loans under the NYDIG Financing Agreement could not be voluntarily partially prepaid, but could be prepaid in whole subject to a make-whole calculation. The NYDIG Financing Agreement is denoted in the table above as "Equipment Financings: A - D and F."
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
The initial principal balance under the Secured Loan (the "Refinanced Amount") was approximately $17.3 million. Interest was payable monthly at an interest rate of 15% per annum, computed on the basis of a 360-day year of twelve 30-day months through January 30, 2025. The Secured Loan included clauses requiring the Company to maintain cash balances in excess of $10 million and failure to maintain this balance could be considered an event of default by the lender. The Secured Loan contained customary representations, warranties and covenants including restrictions on indebtedness, liens, restricted payments and dividends, investments, asset sales and similar covenants and contained customary events of default. In addition, the Secured Loan allowed for a voluntary prepayment of the loan in kind of approximately $10.2 million by transferring ownership of certain mining infrastructure assets to NYDIG if NYDIG entered into a binding agreement by April 30, 2023, facilitated by Greenidge, securing rights to a site for a future mining facility. The Company was informed on April 30, 2023 that NYDIG would not be entering into the binding agreement for the future mining facility and that portion of the debt remained outstanding, and as a result, accrued interest of approximately $0.4 million was capitalized into the principal balance at April 30, 2023.
In order to facilitate the transactions contemplated by a non-binding term sheet associated with the sale of the Company's South Carolina mining site to NYDIG, on August 11, 2023, NYDIG granted a limited waiver (the "Limited Waiver") to the Company with respect to reducing the Company’s minimum cash requirement from $10 million to $6 million and agreed to amend the NYDIG Senior Secured Loan on August 21, 2023 to extend the waiver of the minimum cash requirement as well as to suspend interest and principal payments due under both the NYDIG Senior Loan and the B. Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the non-binding term sheet, or (ii) December 29, 2023.
On November 9, 2023, the Company completed the sale of South Carolina facility to NYDIG, which resulted in the settlement of the $17.7 million principal balance of the Senior Secured Loan as part of the consideration received in the sale. This settlement resulted in the termination of all liens, mortgages, and security interests previously securing the loan, as well as all related covenants. The Company recognized a loss of $0.5 million upon extinguishment of the debt.
Secured Promissory Note
On March 18, 2022, Greenidge issued a secured promissory note, as borrower, in favor of B. Riley Commercial Capital, LLC, as noteholder (the "Noteholder"), evidencing a $26.5 million aggregate principal amount loan by the Noteholder to Greenidge (the "Secured Promissory Note"). The Secured Promissory Note was guaranteed by certain of Greenidge’s wholly-owned subsidiaries: Greenidge South Carolina LLC, GSC RE LLC and 300 Jones Road LLC. The loan outstanding under the Secured Promissory Note originally bore interest at a rate of 6% per annum and originally matured on July 20, 2022, subject to up to five 30-day extensions, through December 2022, that could be elected by Greenidge provided no Event of Default (as defined therein) occurred and was continuing and Greenidge paid an Exit Fee (as defined therein) to the Noteholder. Pursuant to the terms of the Secured Promissory Note, Greenidge and its subsidiaries were subject to certain covenants and restrictive provisions which, among other things, limited their ability to incur additional indebtedness for borrowed money or additional liens other than debt and liens permitted pursuant to the Secured Promissory Note; consolidate or merge unless Greenidge survives; or transfer all or substantially all of their assets; make certain restricted payments or investments; have a Change of Control (as defined therein); modify certain material agreements; and engage in certain types of transactions with affiliates; each of which were subject to customary and usual exceptions and baskets. The Secured Promissory Note was secured by a first priority mortgage lien on certain real property together with related improvements, fixtures and personal property located at Greenidge's South Carolina Facility. Greenidge’s obligations under the Secured Promissory Note could be prepaid in whole or in part without penalties or fees.
On August 10, 2022, Greenidge and the Noteholder agreed to amend the terms of the Secured Promissory Note, by extending the maturity to June 2023, reducing scheduled monthly amortization payments and revising the interest rate to 7.5%. The Exit Fees (as defined therein) associated with the four 30-day extensions subsequent to August 10, 2022 were accelerated and added to the principal balance as of that date. The principal balance following the amendment was $16.4 million as of August 10, 2022. Additionally, mandatory repayments of the Secured Promissory Note were revised, such that 65% of the net cash proceeds received from sales of stock under the 2022 Purchase Agreement would be paid to the Noteholder to repay the Secured Promissory Note. The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, and therefore, no gain or loss was recorded.

On January 13, 2023, Greenidge and the Noteholder entered into a Waiver and Acknowledgement Letter (the "B. Riley Waiver") regarding the terms of the Amended and Restated Bridge Promissory Note dated August 10, 2022 executed by Greenidge in favor of the Noteholder. Under the B. Riley Waiver, the Noteholder agreed that Greenidge’s failure to pay the approximately $1.5 million payment of principal and interest due under the BRCC Note on December 20, 2022 would not be an event of default if that payment were made in full by the earlier of January 20, 2023 or the date that Greenidge and the Noteholder entered into a mutually satisfactory amendment to the BRCC Note addressing, among other things, future amortization requirements under the BRCC Note. The waiver left the due dates for other scheduled payments under the BRCC Note unaffected.
On January 30, 2023, Greenidge entered into the Consent and Amendment No. 1 to the Promissory Note (the "B. Riley Amendment") with B. Riley Commercial. The B. Riley Amendment modified the payment dates and principal and interest payment amounts under the Promissory Note, requiring no principal and interest payments until June 2023 and monthly payments thereafter through November 2023. Under the terms of the B. Riley Amendment, each of B. Riley Commercial and Atlas Holdings LLC, or an affiliate thereof, purchased $1 million of Greenidge’s Class A common stock under the ATM Agreement. B. Riley purchased common stock on a principal basis at $7.50 per share and Atlas or its affiliate purchased common stock at market prices through B. Riley acting as sales agent. Greenidge also paid a $1 million amendment fee to B. Riley Commercial, payable by the delivery of Greenidge Class A common stock to B. Riley Commercial, as principal under the ATM Agreement, at a price of $7.50 per share. Under the B. Riley Amendment, Greenidge was required to make mandatory monthly debt repayments under the Promissory Note of 15% of the net proceeds of sales of equity, including sales under the ATM Agreement and the equity purchase agreement. The monthly principal amortization payments were $1.5 million beginning June 30, 2023.
The Company evaluated the amendment under ASC 470-50, "Debt Modification and Extinguishment", and concluded that the updated terms qualified as a debt modification, therefore, no gain or loss was recorded.
On July 20, 2023, NYDIG purchased the secured promissory note from B. Riley Commercial. Under the Limited Waiver discussed in the description of the Senior Secured Loan, NYDIG agreed to amend the Secured Promissory Note on or before August 21, 2023 to suspend interest and principal payments due under the B. Riley Commercial Note until the earlier of (i) the completion of the transactions contemplated by the nonbinding term sheet, or (ii) December 29, 2023.
On November 9, 2023, the Company completed the sale of the South Carolina Facility to NYDIG, which resulted in the settlement of the $4.1 million principal balance of the Secured Promissory Note as part of the consideration received in the sale. This settlement resulted in the termination of all liens, mortgages and security interests previously securing the loan, as well as all related covenants. The Company recognized a $0.1 million loss upon extinguishment of the debt.
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of 8.50% Senior Notes due October 2026 (the "Senior Notes") pursuant to the Company's registration statement on Form S-1. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company's existing and future senior unsecured indebtedness. The Senior Notes trade on the Nasdaq Global Select Market under the symbol "GREEL."
The Company may redeem the Senior Notes for cash in whole or in part at any time (i) on or after October 31, 2023 and prior to October 31, 2024, at a price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after October 31, 2024 and prior to October 31, 2025, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after October 31, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company may redeem the Senior Notes, in whole, but not in part, at any time at its option, at a redemption price equal to 100.5% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption, upon the occurrence of certain change of control events.

Minimum Future Principal Payments
Minimum future principal payments on debt as of December 31, 2023 were as follows based on the terms of the debt at that date:

$ in thousands
2024	$—
2025	—
2026	72,200
2027	—
Thereafter	—
Total	$72,200
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $72.2 million and $29.3 million, respectively at December 31, 2023 and $157.5 million and $88.5 million, respectively at December 31, 2022. The notional value does not include unamortized discounts and debt issuance costs of $3.5 million and $5.7 million at December 31, 2023 and 2022, respectively. The estimated fair value of the Bonds Payable, representing the fair value of the Company's 8.50% Senior Notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. For the Equipment Financings and Secured Promissory Note, the Company believes the notional values approximate their fair values.
6. STOCKHOLDERS’ EQUITY
Common Stock
On April 11, 2023, the stockholders approved a reverse stock split of the Company's issued and outstanding Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share, such that every ten (10) outstanding shares of Class A common stock would be combined and reclassified into one (1) share of Class A common stock and every ten (10) outstanding shares of Class B common stock would be combined and reclassified into one (1) share of Class B common stock. On the effective date specified in the Certificate of Amendment, every holder of outstanding shares of common stock was entitled to receive, subject to the treatment of fractional shares described in the Certificate of Amendment, one share of Class A common stock or Class B common stock, as applicable, in exchange for ten shares of Class A common stock or Class B common stock, as applicable, held by such holder (the “Reverse Stock Split”). The Reverse Stock Split became effective on May 16, 2023.
Holders of Greenidge’s Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of December 31, 2023 are 6,278,613 and 2,852,639, respectively.
Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder upon written notice to the Company. Shares of Class B common stock will automatically convert to shares of Class A common stock upon a mandatory conversion event as defined in the second amended and restated certificate of incorporation dated September 6, 2022.
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
From the Effective Date to December 31, 2022, Greenidge issued 159,923 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $5.0 million, net of discounts. Greenidge issued 250,000 and 94,093 shares during the year ended December 31, 2023 for aggregate proceeds of $2.0 million, net of discounts, and a subscription receivable of $0.7 million, respectively.
At Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland, relating to shares of Greenidge’s Class A common stock. Under the ATM Agreement, B. Riley agreed to use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent, in an amount equal to up to 3.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement on Form S-3 filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through April 5, 2024, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million. Under the ATM Agreement, Greenidge issued 3,879,309 and 288,154 shares for net proceeds of $18.7 million and $2.1 million during the years ended December 31, 2023 and 2022, respectively. Additionally, Greenidge issued 133,333 shares with a fair value of $1.0 million to B. Riley as payment of an amendment fee on the Promissory Note in February 2023.
Infinite Reality, Inc. Equity Exchange Agreement
On December 11, 2023, we entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality”), pursuant to which, among other things, (i) we issued to Infinite Reality a one-year warrant to purchase 180,000 shares of our Class A common stock at an exercise price of $7.00 per share (the “1-Year Warrant”), the proceeds of which, upon exercise, are required to be used for the development of a proposed new data center contemplated by a Master Services Agreement entered into between us and Infinite Reality on December 11, 2023, and (ii) we issued 180,000 shares of our Class A common stock to Infinite Reality. We valued the shares issued under the Equity Exchange Agreement using the closing price on December 11, 2023, $4.83 per share, for an aggregate value of $0.9 million.
In exchange for issuing the 1-Year Warrant and Class A common stock, we received (i) a one-year warrant to purchase 235,754 shares of Infinite Reality's common stock at an exercise price of $5.35 per share (the "Infinite Reality Warrant"), recognized as a derivative asset and included in prepaid expenses and other current assets and (ii) 280,374 shares of Infinite Reality's common stock, recognized as an investment in equity securities and included in Other long-term assets. The Infinite Reality Warrant will automatically exercise on a net settlement basis immediately prior to expiration unless written notice is provided by the Company to Infinite Reality.
The company determines the fair value of the warrant issued using the Black-Scholes-Merton option pricing model. The table below details the assumptions relating to the valuation of warrants issued for the year ended December 31, 2023. There were no common stock warrants issued or outstanding for the year ended December 31, 2022.

2023
Expected volatility	172.64%
Expected term (years)	1.00
Risk-free interest rate	5.14%
Expected dividend yield	—%
Other
In May 2023, Greenidge issued 54,348 unregistered shares of its Class A common stock with a fair value of $0.3 million to a vendor as payment for services provided. The issuance of these shares is presented in Issuance of shares, net of issuance costs on the Consolidated Statements of Stockholders' Deficit.
7. LOSS PER SHARE
The Company calculates basic net loss per share by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net loss per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method. The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock (In thousands, except per share data):

	For the Year Ended December 31,
	2023	2022
Numerator
Net loss from continuing operations	$(29,039)	$(269,741)
Loss from discontinued operations, net of tax	(471)	(1,327)
Net loss	$(29,510)	$(271,068)

Denominator
Basic weighted average shares outstanding	6,660	4,237
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	6,660	4,237

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(4.36)	$(63.66)
Loss per share from discontinued operations, basic and diluted	(0.07)	(0.31)
Net loss per share, basic and diluted	$(4.43)	$(63.97)
For the years ended December 31, 2023 and 2022, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (In thousands):

Anti-dilutive securities	December 31, 2023	December 31, 2022
Restricted stock awards	9	25
Common shares issuable upon exercise of stock options	459	364
Common shares issuable upon exercise of warrants	180	—
Total	648	389

8. EQUITY BASED COMPENSATION
Equity Incentive Plans
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the year ended December 31, 2023, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock option inducement grants.
Restricted Common Stock Unit Awards
During the year ended December 31, 2023, the Company awarded 33,418 restricted common stock units ("RSUs") under the 2021 Equity Plan, which vested immediately upon grant. RSUs granted are generally eligible to vest over a three-year period at a rate of 33.3% per year and are subject to forfeiture restrictions which lapse over time.
The Company’s unvested RSU awards activity for the year ended December 31, 2023 is summarized below:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	24,729	$68.80
Granted	33,418	$5.30
Vested	(48,548)	$26.30
Forfeited	(483)	$61.24
Unvested at December 31, 2023	9,116	$62.99
The value of RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. The fair market value of the awards granted totaled $0.2 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively. There was $0.1 million of total unrecognized compensation cost related to unvested restricted stock rights as of December 31, 2023, which is expected to be recognized over a remaining weighted-average vesting period of less than 1 year.

Common Stock Options
During the year ended December 31, 2023, the Company awarded 100,000 options that vest over a three-year period at a rate of 33.3% per year and are subject to forfeiture restrictions which lapse over time. These were issued from the Inducement Grants registered in October 2022. Options granted to officers and employees expire ten years after the date of grant.
The Company’s stock options activity for the year ended December 31, 2023 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	364,185	$20.46	-
Granted	100,000	$4.94
Forfeited	(5,203)	$62.62
Outstanding at December 31, 2023	458,982	$16.59	8.8	$177
Exercisable as of December 31, 2023	150,012	$27.76	8.2	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2023 and 2022, the fair market value of the awards granted totaled $0.5 million and $3.1 million, respectively. As of December 31, 2023, there was $2.4 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.1 years.
We determine the fair value of each grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions relating to the valuation of stock options granted for the year ended December 31, 2023 and 2022 were as follows:

	2023	2022
Weighted average exercise price of options granted	$4.94	$1.32
Expected volatility	211%	89%
Expected term (years)	10.0	6.0
Risk-free interest rate	4.5%	4.1%
Expected dividend yield	0.0%	0.0%
Stock-based Compensation
The Company recognized stock-based compensation expense of $2.3 million and $2.6 million during the years ended December 31, 2023 and 2022, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
9. INCOME TAXES
The components of loss from continuing operations before the provision for income taxes are as follows:

	For the Year Ended December 31,
$ in thousands	2023	2022
Domestic	$(29,039)	$(254,739)
Foreign	—	—
Total	$(29,039)	$(254,739)

The components of the provision for income taxes from continuing operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2023	2022
Current tax provision:
Federal	$—	$—
State	—	(53)
Foreign	—	—
Total current tax (benefit) provision	—	(53)
Deferred tax provision:
Federal	—	11,771
State	—	3,284
Foreign	—	—
Total deferred tax provision	—	15,055
Total provision for income taxes	$—	$15,002
A reconciliation of the amounts at U.S. federal statutory tax rate to the Company’s effective tax rate for continuing operations is as follows:

	For the Year Ended December 31,
$ in thousands	2023	2022
(Benefit) provision at federal statutory rate	$(6,248)	$(53,495)
State income taxes, net of federal tax benefits	—	2,553
Change in valuation allowance	(13,002)	65,395
Other, net	19,250	549
Provision for income taxes	$—	$15,002
The Company’s effective tax rate of 0% for the year ended December 31, 2023 was lower than the U.S. federal statutory income tax rate of 21% primarily due to a change in the valuation allowance and state taxes.
The Company’s effective tax rate of (5.9)% for the year ended December 31, 2022 was higher than the U.S. federal statutory income tax rate 21% primarily due to the impact of state taxes.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
$ in thousands	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$40,132	$58,008
Intangibles	960	1,674
Stock-based compensation	740	462
Capitalized costs	7,484	8,794
Interest Expense Limitation Carryforward	7,035	4,653
Environmental liabilities	4,492	4,538
Fixed Assets	7,449	3,672
Other	3,908	3,401
Gross deferred tax assets	72,200	85,202
Less: valuation allowance	(72,200)	(85,202)
Deferred tax assets, net	—	—

Deferred tax liabilities:
Investment in partnership	—	—
Property and equipment	—	—
Other	—	—
Deferred tax liabilities	—	—
Total net deferred tax assets	$—	$—
As of December 31, 2023, the Company had net operating loss carryforwards ("NOL") of approximately $147.1 million for U.S. federal income purposes, of which $1.4 million begins to expire in 2024. The Company also had net operating loss carryforwards for state income tax purposes of approximately $183.5 million, which begin to expire in 2024. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year.
Of the total federal NOLs, $60.8 million were acquired with Support.com, Inc. in 2021 and are subject to Section 382 limitation. Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will limit utilization of certain acquired net operating loss and tax credit carryforwards of Support.com and may defer the realization of the tax benefit associated with the acquired tax attributes from Support.com. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com are presented as current at December 31, 2023 and 2022. The remaining assets and liabilities consist primarily of remaining receivables and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.

In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding the Company’s forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. To the extent the Company does not consider it is more likely than not that a deferred tax asset will be recovered, valuation allowance is established. On the basis of this evaluation, as of December 31, 2023, the Company recorded a full valuation allowance on its net deferred tax assets of $72.2 million, as it did not meet the more likely than not threshold required under ASC 740-10-30. The main form of negative evidence is the three-year cumulative losses.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The federal statute of limitation is three years and the state and foreign statutes of limitations are three to four years. Due to net operating loss carryforwards, the Company’s income tax returns remain open and subject to examination for tax years 2005 and thereafter by federal and state tax authorities. The 2021 through 2023 tax years generally remain open and subject to audit by foreign tax authorities.

The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income taxes. As of December 31, 2023, the Company has not recorded any amounts for unrecognized tax benefits. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next twelve months.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company's business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million and $17.5 million as of December 31, 2023 and 2022, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next five years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $12.9 million and $10.5 million as of December 31, 2023 and 2022, respectively, which includes a charge of $2.4 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively, related to a remeasurement increase. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%.
Commitments
The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.

11. RELATED PARTY TRANSACTIONS
As of December 31, 2023, Atlas and its affiliates control 78.0% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards.
Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2023 and December 31, 2022, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2023 and 2022, payable to Empire Pipeline Incorporated ("Empire") in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
Guarantee
An affiliate of Atlas has guaranteed the payment obligation of Greenidge in favor of Emera Energy Services, Inc. ("Emera") under an Energy Management Agreement and an ISDA Master Agreement under which Greenidge may enter into various transactions involving the purchase and sale of natural gas, electricity and other commodities with Emera. This guarantee was limited to $1.0 million and is no longer in effect as of June 16, 2023. Atlas did not make any payments under the guarantee during the years ended December 31, 2023 and 2022.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. The amount of costs reimbursed by Greenidge during 2023 and 2022 was $0.2 million and $0.2 million, respectively.
12. CONCENTRATIONS
The Company has a single hosting services customer that accounted for 56% of the company's revenue for the year ended December 31, 2023. There was no datacenter hosting revenue for the year ended December 31, 2022.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 33% and 70% of total revenue for the year ended December 31, 2023, and 2022, respectively.
The Company has one major power customer, NYISO, that accounted for 9% and 18% of its revenue for the years ended December 31, 2023 and 2022, respectively.
The Company has one natural gas vendor that accounted for approximately 27% and 62% of cost of revenue for the years ended December 31, 2023 and 2022, respectively.
The Company has one major provider of hosting services for its self-mining operation that accounted for approximately 18% of cost of revenue for the year ended December 31, 2023. There were no hosting services for the self-mining operation for the year ended December 31, 2022.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
The following table provides additional details of Prepaid expenses and other assets:

	As of December 31,
$ in thousands	2023	2022
Prepaid insurance	$2,818	$3,822
Electric deposits	—	1,400
Warrant Asset	477	—
Other prepaid expenses	569	1,044
Prepaid expenses and other assets	$3,864	$6,266
Warrant Asset: Fair value measurements of warrant assets of private companies are priced based on a Black-Scholes-Merton option pricing model to estimate the asset value by using stated strike prices, option expiration dates, risk-free rates and option volatility assumptions. The warrant asset was initially measured at fair value of consideration given, in this case the fair value of the warrant issued by the Company. There were no changes in observable inputs from the date the warrant was received through December 31, 2023. The Company classifies warrant assets within Level 3 of the fair value hierarchy.
The Company had the following noncash investing and financing activities:

	For the Year Ended December 31,
$ in thousands	2023	2022
Property and equipment purchases in accounts payable	$813	$6,676
Common stock issued for amendment fee to lender	$1,000	$—
Subscription receivable in exchange for issuance of common stock	$698	$—
Exchange of assets for reduction in debt	$71,755	$—
Exchange of coupons for reduction in debt	$1,152	$—
Exchange of equipment deposits for reduction in debt	$7,381	$—
Accrued interest added to debt principal	$1,212	$—
Common stock issued in exchange for equity interest	$869	$—
Warrant issued in exchange for warrant asset	$477	$—
Under the contract with its hosting provider, the Company is required to maintain cash in a restricted account sufficient to cover earned but unpaid hosting services. At December 31, 2023, this account had $1.2 million of cash designated for payment of such services.

14. SUBSEQUENT EVENTS
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant has an initial exercise date of February 14, 2024 and gives Armistice the right to acquire the Pre-Funded Warrant Shares, subject to limitations and conditions as set forth in the Pre-Funded Warrant, until it is exercised in full. In addition, the Company issued to Armistice a five (5) year Class A common stock purchase warrant entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”).

Pursuant to the SPA, the Company is obligated to file a resale registration statement with the SEC covering the Shares, the Pre-Funded Warrant Shares and the Warrant Shares on the later of thirty (30) days after the date of the SPA or ten (10) days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2023.
Mississippi Expansion
On March 6, 2024, a subsidiary of the Company entered into a Commercial Purchase and Sale Agreement (the “Motus Agreement”) with a subsidiary of Motus Pivot Inc., a Delaware corporation ("Motus"), pursuant to which the Company has agreed to purchase from Motus a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space (the “Property”). The purchase price for the Property is $1.45 million (the “Purchase Price”), which the Company expects to finance with cash on hand. As such, financing the transaction with cash on hand will impact the Company's liquidity and capital resources. Motus is a portfolio company of private investment funds managed by Atlas Holdings LLC (“Atlas”), a related party of the Company. Greenidge’s controlling shareholder consists of certain funds associated with Atlas. Under the terms of the Motus Agreement, Greenidge will deposit $50 thousand in escrow, with such amount to be applied at closing to the Purchase Price. The Motus Agreement contains customary representations, warranties and covenants of the parties and closing conditions as well as other customary provisions. The transaction is expected to close in April 2024.
Class B Common Stock Conversion
On January 30, 2024 and February 9, 2024, the Company received notices of conversion from holders of its Class B common stock to convert 77,245 and 42,000 shares of Class B common stock, respectively, in exchange for 77,245 and 42,000 shares of Class A common stock, respectively.
Other Issuances of Common Stock
Since December 31, 2023, the Company issued 159,357 shares of Class A common stock to employees and consultants under the 2021 Equity Plan.