Form 10-K/A
period 2023-12-31
Greenidge Generation Holdings Inc.
filed 2024-05-07
CIK 1844971

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

Commission File Number 001-40808

________________________________

Greenidge Generation Holdings Inc.

(Exact name of Registrant as specified in its Charter)

________________________________

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
590 Plant Road, Dresden, New York	14441
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 536-2359

________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement was filed with the Securities and Exchange Commission on April 29, 2024.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Greenidge Generation Holdings Inc. (the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2023 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2024. This Amendment is being filed solely to provide additional information in the "Revenue" section of "Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations" in response to a comment received by a letter, dated April 26, 2024, from the staff of the SEC concerning the Company’s mining equipment and the Company’s average cost to mine each bitcoin for the year ended December 31, 2023.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have repeated the entire text of Item 7 of the Original Form 10-K in this Amendment. However, there have been no changes to the text of such item (other than the changes indicated in the immediately preceding paragraph). In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to such date. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including new certifications under Section 906 of SOX as no financial statements are being filed with this Amendment.

Except as described above, no other amendments are being made to the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Table of Contents

		Page
PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	21

ii

PART II

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

Recent Developments

On February 12, 2024, we entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares of our Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of our Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant (the “5-Year Warrant”) to purchase up to 1,260,505 shares of Class A common stock (the "Warrant Shares"), exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.

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

Growth Opportunities

We view our growth opportunities as primarily related to the following areas:

•	Acquisition of properties with low-cost power

•	Development of owned properties for artificial intelligence ( "AI")/graphics processing unit ("GPU") data center, bitcoin self-mining and bitcoin hosting

•	Sale of owned properties for AI/GPU data center construction

•	Infrastructure services and development for AI and high-performance computing ("HPC")

•	Purchase and deployment of GPUs for AI and HPC

•	Engineering Procurement and Construction Management (“EPCM”) contracts

•	Purchase and deployment of high efficiency bitcoin mining rigs

•	Hosting services for bitcoin mining

•	Acquisition of private bitcoin mining companies

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

We will also continue to evaluate the benefits of finding accretive acquisitions, specifically in the bitcoin mining sector.

Results from Continuing Operations

The following table sets forth key components of our results from continuing operations during the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Variance
$ in thousands	2023	2022	$	%
Total revenue	$70,388	$89,979	$(19,591)	(22)%
Cost of revenue (exclusive of depreciation and amortization shown below)	51,005	61,552	(10,547)	(17)%
Selling, general and administrative expenses	26,167	35,233	(9,066)	(26)%
Depreciation and amortization	13,602	35,136	(21,534)	(61)%
Gain on sale of assets	(9,903)	(1,780)	(8,123)	456%
Impairment of long-lived assets	4,000	176,307	(172,307)	(98)%
Remeasurement of environmental liability	2,409	16,694	(14,285)	(86)%
Operating loss	(16,892)	(233,163)	216,271	(93)%
Other (expense) income:
Interest expense, net	(12,659)	(21,575)	8,916	(41)%
Gain (loss) on sale of digital assets	512	(15)	527	(3513)%
Other income, net	—	14	(14)	(100)%
Total other expense, net	(12,147)	(21,576)	9,429	(44)%
Loss from continuing operations before taxes	(29,039)	(254,739)	225,700	(89)%
Provision for income taxes	—	15,002	(15,002)	(100)%
Net loss from continuing operations	$(29,039)	$(269,741)	$240,702	(89)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(16,305)	$(38,898)	$22,593	(58)%
Adjusted operating margin from continuing operations	(23.2)%	(43.2)%
Adjusted net (loss) income from continuing operations	$(28,452)	$(60,421)	$31,969	(53)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(2,778)	$(198,028)	$195,250	(99)%
as a percent of revenues	(3.9)%	(220.1)%
Adjusted EBITDA (loss) from continuing operations	$153	$(1,127)	$1,280	(114)%
as a percent of revenues	0.2%	(1.3)%

a)	Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Key Metrics

The following table provides a summary of key metrics related to the years ended December 31, 2023 and 2022.

	Years Ended December 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2023	2022	$	%
Cryptocurrency mining	$24,238	$73,809	$(49,571)	(67)%
Datacenter hosting	39,478	—	39,478	N/A
Power and capacity	6,672	16,170	(9,498)	(59)%
Total revenue	$70,388	$89,979	$(19,591)	(22)%
Components of revenue as % of total
Cryptocurrency mining	34%	82%
Datacenter hosting	57%	N/A
Power and capacity	9%	18%
Total revenue	100%	100%
MWh
Cryptocurrency mining	232,496	514,332	(281,836)	(55)%
Datacenter hosting	568,147	—	568,147	N/A
Power and capacity	133,446	143,919	(10,473)	(7)%
Revenue per MWh
Cryptocurrency mining	$104	$144	$(40)	(28)%
Datacenter hosting	$69	$—	$69	N/A
Power and capacity	$50	$112	$(62)	(55)%
Cost of revenue (exclusive of depreciation and amortization)
Cryptocurrency mining	$15,051	$47,195	$(32,144)	(68)%
Datacenter hosting	$29,695	$—	$29,695	N/A
Power and capacity	$6,259	$14,357	$(8,098)	(56)%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Cryptocurrency mining	$65	$92	$(27)	(29)%
Datacenter hosting	$52	$—	$52	N/A
Power and capacity	$47	$100	$(53)	(53)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Cryptocurrency mining	891	2,731	(1,840)	(67)%
Datacenter hosting	2,047	—	2,047	N/A
Total Bitcoins produced	2,938	2,731	207	8%

Average bitcoin price	28,788	28,237	551	2%
Average active hash rate (EH/s) Company-owned miners	914,539	1,767,603	(853,064)	(48)%
Average active hash rate (EH/s) Hosted miners	2,204,794	—	2,204,794	N/A
Average difficulty (in trillions of hash)	52.0 T	30.4 T	21.6 T	71%

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

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
10,700

As of December 31, 2023, our fleet of miners ranged in age from 0.8 to 2.3 years and had an average age of approximately 1.6 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of December 31, 2023, our fleet of miners ranged in efficiency from approximately 22.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 28.7 J/TH.

The table below presents the average cost of mining each bitcoin for the year ended December 31, 2023.

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Year Ended December 31, 2023
Cost to mine one bitcoin(1)	$16,892
Value of each bitcoin mined(2)	$27,203
Cost to mine one bitcoin as % of value of bitcoin mined	62.1%

(1)	Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.

(2)	Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.1 million, or 26%, to $26.2 million during the year ended December 31, 2023 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:

•	Decrease of approximately $4.4 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year associated with permit renewals and environmental matters at the New York plant; and

•	Total payroll and benefits and other employee costs decreased approximately $2.7 million in 2023 compared to the prior year, as a result of declines in employee expenses including incentive compensation; and

•	Decrease of approximately $1.9 million due to a combination of reductions in marketing, facilities, travel, and various other selling, general and administrative expenses; and

•	Total business development and other related costs decreased approximately $0.6 million in 2023 as compared to the prior year, mainly as a result of declines in spending in regards to public relations; and

•	Total insurance expense decreased approximately $0.5 million in 2023 compared to the prior year, as a result of declines in coverage costs related to umbrella, property, and liability policies; and

•	Total property taxes decreased approximately $0.4 million in 2023 compared to the prior year, as a result of a reduced property tax liability relating to a PILOT agreement with a local government as well as a reduction in property taxes relating to the sale of the South Carolina facility; and

•	Total stock compensation decreased approximately $0.3 million in 2023 compared to the prior year, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, which was offset partially by an increase in amortized expense relating to options granted in prior periods.

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

In August 2023, in connection with a non-binding term sheet that the Company entered into with NYDIG in June to effect a deleveraging transaction, we completed an electrical upgrade at the South Carolina Facility increasing the capacity to 44 MW. Upon completion of this expansion, on August 10, 2023, we and NYDIG amended the NYDIG Hosting Agreement to increase the number of miners being hosted by Greenidge utilizing all of the expansion. The NYDIG Hosting Agreement was amended in furtherance of the broader transaction contemplated by the non-binding term sheet pursuant to which the Company would sell to NYDIG all of the upgraded mining facilities at the South Carolina site and would also subdivide and sell to NYDIG the approximately 22 acres of land on which the facilities are located. This deleveraging transaction with NYDIG closed on November 9, 2023. In exchange for the sale to NYDIG of the upgraded South Carolina mining facilities and the subdivided approximate 22 acres of land, Greenidge received total consideration of approximately $28 million:

•	The remaining principal of approximately $17.7 million on our Senior Secured Loan with NYDIG, which we entered into on January 30, 2023, was extinguished;

•	The remaining principal of approximately $4.1 million as of September 30, 2023, on our Secured Promissory Note in favor of B. Riley Commercial Capital, LLC, which we issued on March 18, 2022 and NYDIG purchased from B. Riley Commercial on July 20, 2023 at par, was extinguished;

•	A cash payment of approximately $4.5 million; and

•	A bonus payment of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility's uptime performance.

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

Despite these improvements to the Company's financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve the Company's liquidity which include, but are not limited to:

•	lowering the operating cost and increasing the profitability of the Company’s fleet of bitcoin mining, hosting, and power generation assets;

•	monetizing the Company's remaining real estate in South Carolina via a development or sale arrangement;

•	a sale of a portion of the Company’s unused electrical and mining infrastructure equipment assets; and

•	issuances of equity.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments as of December 31, 2023, and the years in which these obligations are due:

$ in thousands	Total	2024	2025-2026	2027-2028	Thereafter
Debt payments	$90,611	$6,137	$84,474	$—	$—
Leases	111	111	—	—	—
Environmental obligations	$30,229	$363	$10,940	$10,923	$8,003
Natural gas transportation	12,798	1,896	3,792	3,792	3,318
Total	$133,749	$8,507	$99,206	$14,715	$11,321

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

Emerging Growth Company Status

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay," "say-on-frequency" and pay ratio; and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

We will remain an “emerging growth company” for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off balance sheet arrangements.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     The following documents are filed as part of this Annual Report on Form 10-K:

1.       Consolidated Financial Statements

Financial Statement Schedules required to be filed by Item 8 of this Form 10-K: See Part IV, Item 15(a)(1) of the Original Form 10-K.

2.       Consolidated Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

3.        Exhibits

The exhibits listed in the following Exhibit Index are filed or furnished with or incorporated by reference in this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description
2.1+	Agreement and Plan of Merger, dated as of March 19, 2021, among Greenidge Generation Holdings Inc., Support.com, Inc. and GGH Merger Sub, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus forming part of the Registration Statement on Form S-4 filed on May 4, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed on October 31, 2022).

3.1A	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., effective May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 5, 2023).

3.2	Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed on July 16, 2021).

4.1	Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 13, 2021).

4.2	First Supplemental Indenture dated as of October 13, 2021 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on October 13, 2021).

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above).

4.4	Stock Purchase Warrant, dated September 14, 2021 (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

4.5	Form of Registration Rights Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 filed on May 4, 2021).

4.5A	Form of Right of First Refusal and Co-Sale Agreement, dated January 29, 2021 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed on May 4, 2021).

4.5B	Form of Registration Compliance Agreement dated September 1, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on September 1, 2021).

4.5C	Investor Agreement by and between 210 Capital, LLC and Greenidge Generation Holdings Inc. filed on September 9, 2021 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed on September 14, 2021).

4.6	Description of Registrant's Securities (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K filed on April 10, 2024).

10.1+	Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 1, 2021).

10.2†	Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed on September 14, 2021).

10.2A†	Greenidge Generation Holdings Inc. Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on May 26, 2023).

10.3†	Form of Stock Option Agreement for Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 filed on May 4, 2021).

10.4†	Form of Restricted Stock Award Agreement for Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 filed on May 4, 2021).

10.5†	Form of Restricted Stock Unit Award Agreement for the Greenidge Generation Holdings Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.6†	Executive Employment Agreement, dated November 12, 2021, between Greenidge Generation Holdings Inc. and Robert Loughran (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.7	Agreement between Greenidge Generation and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).

10.8	Purchase Agreement, dated as of September 15, 2021, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 15, 2021).

10.9	Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.10†	Executive Employment Agreement, dated November 15, 2021, between Greenidge Generation Holdings Inc. and Terence Burke (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on March 31, 2022).

10.11†	Letter Agreement, dated December 28, 2021, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 31, 2022).

10.12	Bridge Promissory Note, dated March 18, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 24, 2022).

10.13	Master Equipment Finance Agreement, dated as of March 21, 2022, by and among GTX Gen 1 Collateral LLC, GNY Collateral LLC, GSC Collateral LLC, Greenidge Generation Holdings, Inc., each guarantor party thereto, and NYDIG ABL LLC, as lender, servicer and collateral agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 24, 2022).

10.14	Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2022).

10.15	Registration Rights Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 8, 2022).

10.16	Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2022).

10.17	Amended and Restated Bridge Promissory Note, dated August 10, 2022, by Greenidge Generation Holdings Inc., as borrower, in favor of B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.18†	Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.19	At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 filed on September 19, 2022).

10.20	Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2022).

10.21	Debt Settlement Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the other Subsidiaries of Greenidge Generation Holdings Inc., and NYDIG ABL LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2023).

10.22	Senior Secured Loan Agreement, dated as of January 30, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the Guarantors from time to time party thereto, the Lenders from time to time party thereto, and NYDIG ABL LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2023).

10.23	Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings, Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2023).

10.24	Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 31, 2023).

10.25	Board Observation Rights Letter, dated as of January 30, 2023, between Greenidge Generation Holding, Inc. and NYDIG ABL LLC (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K filed on January 31, 2023).

10.26	Consent and Amendment No. 1 to Amended and Restated Bridge Promissory Note, dated as of January 30, 2023, between Greenidge Generation Holdings Inc. and B. Riley Commercial Capital, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 31, 2023).

10.27†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and David Anderson (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 31, 2023).

10.28†	Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and Scott MacKenzie (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed on March 31, 2023).

10.29†	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on October 31, 2022).

10.30†	Letter Agreement, dated October 10, 2022, between Greenidge Generation Holdings Inc. and Jeffrey Kirt (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed on March 31, 2023).

10.31	Amendment No. 2 to Senior Secured Loan Agreement, dated as of August 21, 2023, by and among Greenidge Generation Holdings Inc., Greenidge Generation LLC, the guarantors and lenders party to the Senior Secured Loan Agreement, and NYDIG ABL LLC, as administrative and collateral agent (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on August 23, 2023).

10.32	Amendment No. 4 to Amended and Restated Bridge Promissory Note, dated as of August 21, 2023, by and among Greenidge Generation Holdings Inc., NYDIG ABL LLC, and the Guarantors identified therein (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 23, 2023).

10.33	Asset Purchase Agreement (the “APA”), dated November 9, 2023, by and among (i) NYDIG ABL LLC ("NYDIG"), (ii) SC 1 Mining Site LLC, an Affiliate of NYDIG, (iii) Greenidge Generation Holdings Inc. ("Holdings"), (iv) Greenidge South Carolina, LLC, a wholly-owned direct subsidiary of Holdings ("Property Seller Parent"), (v) 300 Jones Road LLC, a wholly-owned indirect subsidiary of Property Seller Parent, and (vi) each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I thereto (incorporated by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.34	Real Estate Purchase and Sale Agreement dated November 9, 2023, by and among (i) SC 1 Mining Site LLC, (ii) Greenidge Generation Holdings Inc. ("Holdings"), (iii) Greenidge South Carolina LLC, a wholly-owned direct Subsidiary of Holdings ("Property Seller Parent"), (iv) 300 Jones Road LLC, a wholly-owned indirect Subsidiary of Property Seller Parent, and (v) each of the wholly-owned direct and indirect Subsidiaries of Holdings listed on Annex I of the APA (incorporated by reference to Exhibit 10.9 to the Quarterly Report Form 10-Q filed on November 14, 2023).

10.35	Transition Services Agreement, dated November 9, 2023, by and between SC 1 Mining Site LLC and Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.36	Hosting Order Termination Agreement, dated November 9, 2023, between Greenidge South Carolina LLC, and SC 1 Mining LLC (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.37†	Offer Letter, effective October 11, 2023, between Greenidge Generation Holdings Inc. and Christian Mulvihill (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on April 10, 2024).

10.38†	Offer Letter, dated November 16, 2023, between Greenidge Generation Holdings Inc. and Jordan Kovler (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on April 10, 2024).

10.39	Master Services Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2023).

10.40	Equity Exchange Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2023).

10.41	Stock Purchase Warrant, dated December 11, 2023, issued by Greenidge Generation Holdings Inc. to Infinite Reality, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2023).

10.42	Warrant to Purchase Shares of Common Stock, dated December 11, 2023, issued by Infinite Reality, Inc. to Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 12, 2023).

10.43	Securities Purchase Agreement, dated February 12, 2024, by and between Greenidge Generation Holdings Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2024).

10.44	Pre-Funded Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2024).

10.45	Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2024).

10.46	Commercial Purchase and Sale Agreement, dated March 6, 2024, by and between Greenidge Mississippi LLC and Janesville, LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 10, 2024).

16.1	Letter of Armanino LLP, dated May 12, 2023, to the SEC regarding statements included in Form 8-K (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on May 12, 2023).

19.1	Insider Trading Policy of Greenidge Generation Holdings Inc (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 10, 2024).

21.1	Subsidiaries of Greenidge Generation Holdings Inc (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on April 10, 2024).

23.1	Consent of MaloneBailey LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on April 10, 2024).

23.2	Consent of Armanino LLP (incorporated by reference to Exhibit 23.2 to the Annual Report on Form 10-K filed on April 10, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on April 10, 2024).

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on April 10, 2024).

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 10, 2024).

99.1	Unaudited Pro Forma Financial Information for the South Carolina Facility Sale (incorporated by reference to Exhibit 99.1 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________

*	Filed herewith
+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish copies of the omitted schedule or exhibit upon request by the Securities and Exchange Commission.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENIDGE GENERATION HOLDINGS INC.

Date: May 7, 2024	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer