Form 10-Q
period 2024-03-31
Greenidge Generation Holdings Inc.
filed 2024-05-15
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(g) of the Act: None
As of May 13, 2024, the registrant had 7,076,138 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of the most recent Form 10-K of Greenidge Generation Holdings Inc. (“Greenidge,” the “Company,” “we,” “us,” or “our”) filed with the Securities and Exchange Commission ("SEC") and in this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Greenidge's forward-looking statements in light of those risks.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$14,337	$13,312
Digital assets	301	347
Accounts receivable	574	358
Prepaid expenses and current other assets	2,818	3,864
Emissions and carbon offset credits	11,952	5,694
Income tax receivable	857	857
Total current assets	30,839	24,432
LONG-TERM ASSETS:
Property and equipment, net	42,055	45,095
Other long-term assets	1,675	1,652
Total assets	74,569	71,179
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	2,590	3,495
Accrued emissions expense	12,256	10,520
Accrued expenses	4,266	6,116
Short-term environmental liability	663	363
Other short-term liabilities	150	—
Current liabilities held for sale	321	483
Total current liabilities	20,246	20,977
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	68,971	68,710
Environmental liabilities	29,566	29,866
Other long-term liabilities	2,650	2,650
Total liabilities	121,433	122,203
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 9,786,178 and 9,131,252 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	327,401	319,992
Cumulative translation adjustment	(348)	(345)
Common stock subscription receivable	—	(698)
Accumulated deficit	(373,918)	(369,974)
Total stockholders' deficit	(46,864)	(51,024)
Total liabilities and stockholders' deficit	$74,569	$71,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
REVENUE:
Datacenter hosting	$9,112	$6,944
Cryptocurrency mining	6,999	6,451
Power and capacity	3,037	1,762
EPCM consulting services	185	—
Total revenue	19,333	15,157
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	7,018	4,671
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	3,671	3,248
Cost of revenue - power and capacity (exclusive of depreciation)	1,546	1,816
Cost of revenue - EPCM consulting services (exclusive of depreciation)	83	—
Selling, general and administrative	5,487	9,013
Depreciation	3,234	3,820
Impairment of long-lived assets	169	—
Gain on sale of assets	—	(1,744)
Total operating costs and expenses	21,208	20,824
Operating loss	(1,875)	(5,667)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,802)	(3,573)
Gain on sale of digital assets	59	398
Change in fair value of warrant asset	(420)	—
Total other expense, net	(2,163)	(3,175)
Loss from continuing operations before income taxes	(4,038)	(8,842)
Benefit from income taxes	—	—
Net loss from continuing operations	(4,038)	(8,842)
Income from discontinued operations, net of tax	94	671
Net loss	$(3,944)	$(8,171)

Comprehensive Loss
Net Loss	(3,944)	(8,171)
Foreign currency translation adjustment	(3)	17
Comprehensive loss	$(3,947)	$(8,154)

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(0.43)	$(1.66)
Income per share from discontinued operations, basic and diluted	0.01	0.13
Net loss per share, basic and diluted	$(0.42)	$(1.53)

Weighted average shares outstanding, basic and diluted	9,494	5,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	$1	$327,401	$—	$(348)	$(373,918)	$(46,864)

Balance at January 1, 2023	4,625,278	$—	$293,774	$—	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	—	481
Issuance of shares, net of issuance costs	1,211,926	1	8,095	—	—	—	8,096
Restricted shares award issuance, net of withholdings	9,275	—	—	—	—	—	—
Proceeds from stock options exercised	133,333	—	1,000	—	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	5,979,812	$1	$303,350	$—	$(340)	$(348,635)	$(45,624)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(3,944)	$(8,171)
Income from discontinued operations	94	671
Net loss from continuing operations	(4,038)	(8,842)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	3,234	3,820
Accrued interest added to principal	—	911
Change in fair value of warrant asset	420	—
Amortization of debt issuance costs	261	649
Impairment of long-lived assets	169	—
Gain on sale of assets	—	(1,744)
Stock-based compensation expense	1,070	481
Changes in operating assets and liabilities:
Accounts receivable	(216)	2,654
Emissions and carbon offset credits	(6,258)	300
Digital assets	46	329
Prepaids and other assets	626	1,420
Income tax receivable	—	798
Accounts payable	(317)	1,252
Accrued emissions	1,736	(970)
Accrued expenses	(1,850)	(5,101)
Other	127	3,436
Net cash flow used for operating activities from continuing operations	(4,990)	(607)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(1,332)	(6,459)
Proceeds from sale of assets	380	592
Net cash flow used for investing activities from continuing operations	(952)	(5,867)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	1,038	8,096
Proceeds from issuance of common stock and pre-funded warrants	6,000	—
Principal payments on debt	—	(3,283)
Net cash flow provided by financing activities from continuing operations	7,038	4,813
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	(71)	915
Net cash flow from investing activities of discontinued operations	—	2,575
Increase (decrease) in cash and cash equivalents from discontinued operations	(71)	3,490
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,025	1,829
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	13,312	15,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$14,337	$17,046
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in the Town of Torrey, New York (the "New York Facility") and the Town of Columbia, Mississippi (the "Mississippi Facility"), operates a facility under a lease in the Town of Underwood, North Dakota (the "North Dakota Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The earned bitcoin are then exchanged for U.S. dollars. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
Effective May 16, 2023, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. The par value remains unchanged. Unless specifically provided otherwise herein, all share and per share amounts as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the reverse stock split. See Note 9, "Stockholders' Deficit", for further details.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles for complete financial statements.
The Company has reflected the operations of its Support.com business as discontinued operations for all periods presented. See Note 3, “Discontinued Operations” for further information. Unless otherwise noted, amounts and disclosures throughout these notes to the Company's condensed consolidated financial statements relate solely to continuing operations and exclude all discontinued operations.
The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of the Company in its 2023 Annual Report on Form 10-K.
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
The halving of bitcoin, which occurred April 19, 2024, may have an adverse effect on the Company’s projected future cash flows. The fixed costs to operate the business including, but not limited to, insurance, overhead and capital expenditures, as well as the variable input costs to operate the Company’s datacenters, has a material impact on the Company’s continuing operations and ability to generate positive cash flows. While the market has improved in 2023 and 2024, the Company continues to have to address the possibility of negative impacts of the price of bitcoin and natural gas as these have proven to be volatile markets. As a result, management took certain actions during 2023 to improve the Company's liquidity that are described further below. At March 31, 2024, the Company had $14.3 million of cash, restricted cash and cash equivalents and other current assets of $16.5 million, while having $6.9 million of accounts payable and accrued expenses, emissions liability of $12.3 million, current liabilities held for sale of $0.3 million, other short-term liabilities of $0.2 million, and an estimated $0.7 million of environmental liability spend in the next 12 months, which results in ending working capital of $10.6 million.
Additionally, the Company has $6.1 million of interest payments due over the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:
•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 23, 2022 through May 13, 2024, have received net proceeds of $20.7 million from sales of Class A common stock under the ATM Agreement. See Note 9, "Stockholder's Deficit", for further details.
•On January 30, 2023, the Company entered into debt restructuring agreements with NYDIG ABL LLC ("NYDIG") and B. Riley Commercial Capital, LLC ("B. Riley Commercial"). The restructuring of the NYDIG debt improved the Company's liquidity during 2023 as the payments required in 2023 on the remaining principal balance was interest payments of $2.0 million. This reduced debt service is substantially lower than the $62.7 million of principal and interest payments which would have been required in 2023 pursuant to the 2021 and 2022 Master Equipment Finance Agreements, both of which were refinanced in January 2023. See Note 5, "Debt" of our Annual Report on Form 10-K, filed April 10, 2024, for further details regarding the debt restructuring agreements.
•In conjunction with the restructuring of the debt with NYDIG, the Company also entered into hosting agreements with NYDIG on January 30, 2023 (the “NYDIG Hosting Agreements”), which improved its liquidity position, as it provided for cost reimbursements for key input costs, while allowing the Company to participate in the upside should bitcoin prices rise.
•On November 9, 2023, the Company closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, the Company received total consideration of $28 million, as follows:
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

•On April 10, 2024, we closed on the purchase a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. We intend to deploy 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining. The Company believes the addition of these datacenters will improve the Company’s profits and liquidity during the remainder of 2024 and beyond.
•On February 12, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased shares of the Company’s Class A common stock and a pre-funded Class A common stock purchase warrant entitling them to purchase shares of the Company’s Class A common stock. In addition, the Company issued to Armistice a Class A common stock purchase warrant entitling Armistice, commencing on August 14, 2024, to acquire additional shares of the Company’s Class A common stock from time to time. The SPA resulted in net proceeds of $6.0 million. See Note 9, "Stockholders' Deficit", for further details.
~~•~~On September 15, 2021, as amended on April 7, 2022, Greenidge entered into the Equity Purchase Agreement with B. Riley Principal. Pursuant to the Equity Purchase Agreement, Greenidge has the right to sell to B. Riley up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From the Effective Date to March 31, 2024, The Company has received aggregate proceeds of $8.0 million, net of discounts, of which $0.3 million were received during the three months ended March 31, 2024. See Note 9, "Stockholders' Deficit", for further details.
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
The Company estimates that substantially all of its cash resources will be depleted by the end of the first quarter of 2025. The Company's estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including obtaining additional short-term outside financing, executing on certain investing transactions; as well as bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the first quarter of 2024. While bitcoin prices have begun to recover during 2023 and the first quarter of 2024 from the significant declines experienced in 2022, management cannot predict when or if bitcoin prices will recover to sufficient levels for a sustained period of time in light of the halving that occurred in April 2024, or the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, there can be no assurance that these efforts will be successful and the Company's liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, our inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, or the cost to us of such procurement or compliance, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q. Given this uncertainty regarding the Company's financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Significant Accounting Policies

The Company's significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company's consolidated financial statements included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2023.
There have been no material changes to the significant accounting policies, except as described herein, for the three months ended March 31, 2024.
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
The service of performing hash computations for the mining pool operators is an output of Greenidge’s ordinary activities and is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the contract inception date at 0:00:00 UTC on the start date of the contract. The duration of each contract is 24 hours or less and provides the same rate of payment upon renewal. Since the pricing remains the same upon contract renewal, the contract does not provide the applicable mining pool operator with a material right that represents a separate performance obligation. The fair value is based on Greenidge’s primary exchange of the related cryptocurrency which is considered to be Coinbase. The consideration Greenidge earns is variable since it is based on the amount of hash computations provided by both Greenidge and the bitcoin network as a whole. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.
Engineering Procurement and Construction Management ("EPCM") Revenue
The Company has entered into contracts with customers to perform engineering procurement and construction management services for customers developing cryptocurrency mining facilities. The services defined in the contracts are generally separated into phases, being 1) engineering 2) construction and 3) procurement.
While the services discussed above are capable of being distinct and separately identifiable, the Company concluded that the services provided are inputs to produce the combined output to the customer, which is the completed site buildout. Further, the services provided are significantly modified by the other services in the contract. As such, while the performance obligations may be capable of being distinct, they are not distinct in the context of the contract and therefore the promises in the contract are combined into one single performance obligation.

The Company recognizes EPCM revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company utilizes the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method, and input method, is used as management considers it to be the best available measure of progress on these contracts.
To the extent a contract is cancelled, the Company assesses whether there are any remaining goods or services to be provided after cancellation. If there are any remaining goods or services to be provided, the Company follows the guidance under ASC 606 for contract modifications. If there are no remaining goods or services to be provided, the Company considers whether consideration received is refundable or nonrefundable. To the extent consideration received is refundable, the Company recognizes a refund liability, otherwise, it recognizes revenue for the consideration received.
Recent Accounting Pronouncements, Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities' segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment's profit or loss and assets. This guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), which is intended to improve the accounting for and disclosure of crypto assets. ASU 2023-08 requires entities that hold assets that meet certain criteria to measure those assets at fair value with changes recognized in net income each reporting period. The guidance also requires entities to (1) present crypto assets separately from other intangible assets in its balance sheet and (2) changes from remeasurement of crypto assets separately from changes in the carrying amounts of other intangible assets in the income statement. Additionally, the guidance requires entities to disclose in their annual and interim reports certain information of each significant crypto asset and in their annual interim report, a rollforward of activity during the reporting period, differences between disposal price and cost basis for dispositions, gain and losses to the extent they are not presented separately and the entity's method for determining the cost basis. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity's effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.
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
Major classes of assets and liabilities consist of the following:

$ in thousands	March 31, 2024	December 31, 2023
Assets:
Prepaid expenses and other current assets	$38	$47
Current assets held for sale	38	47

Other assets	457	454
Long-term assets held for sale	457	454
Loss on classification to held for sale	(495)	(501)
Assets held for sale	—	—

Liabilities:
Accounts payable	18	21
Accrued expenses	303	462
Current liabilities held for sale	$321	$483

Financial results from discontinued operations consist of the following:

	Three Months Ended March 31,
$ in thousands	2024	2023
Revenue	$—	$2,121
Cost of revenue - services and other (exclusive of depreciation and amortization)	—	(1,894)
Selling, general and administrative	79	(1,217)
Gain on asset disposal	—	3,399
Gain (loss) on assets classified as held for sale	6	(1,735)
Other income (loss), net	9	(3)
Income from discontinued operations, net of tax	$94	$671

The Company’s effective income tax rate from discontinued operations for the three months ended March 31, 2024 and 2023 was 0% and 0%, respectively.

4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at March 31, 2024 and December 31, 2023:

$ in thousands	Estimated Useful Lives	March 31, 2024	December 31, 2023
Plant infrastructure	10 years	$1,367	$1,367
Miners	3 years	$32,026	$32,195
Miner facility infrastructure	10 years	8,154	8,154
Land	N/A	7,679	7,679
Equipment	5 years	45	45
Construction in process	N/A	6,592	6,229
		55,863	55,669
Less: Accumulated depreciation		(13,808)	(10,574)
		$42,055	$45,095
Total depreciation expense was $3.2 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively.
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

5. DEBT
The following table provides information on the Company's debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	March 31, 2024	December 31, 2023
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	72,200	72,200
Total Debt					72,200	72,200
Less: Debt discount and issue costs					(3,229)	(3,490)
Total debt at book value					68,971	68,710
Less: Current portion					—	—
Long-term debt, net of current portion and deferred financing fees					$68,971	$68,710
The Company incurred interest expense of $1.8 million during the three months ended March 31, 2024 under the terms of these notes payable. The Company incurred interest expense of $3.6 million during the three months ended March 31, 2023 under the terms of these notes payable and other financings that were extinguished during the year ended December 31, 2023.

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
Minimum Future Principal Payments
Minimum future principal payments on debt at March 31, 2024 were as follows:

$ in thousands
Remainder of 2024	$—
2025	—
2026	72,200
2027	—
2028	—
Total	$72,200
Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $72.2 million and $27.7 million, respectively at March 31, 2024 and $72.2 million and $29.3 million, respectively at December 31, 2023. The notional value does not include unamortized discounts and debt issuance costs of $3.2 million and $3.5 million at March 31, 2024 and December 31, 2023, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Company's 8.50% senior secured notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
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

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock (In thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss from continuing operations	$(4,038)	$(8,842)
Income from discontinued operations, net of tax	94	671
Net loss	$(3,944)	$(8,171)
Denominator
Basic weighted average shares outstanding	9,494	5,343
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	9,494	5,343

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(0.43)	$(1.66)
Income per share from discontinued operations, basic and diluted	0.01	0.13
Net loss per share, basic and diluted	$(0.42)	$(1.53)
For the three months ended March 31, 2024 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

	Three Months Ended March 31,
Anti-dilutive securities	2024	2023
Restricted stock awards	132	15
Common shares issuable upon exercise of stock options	458	364
Common shares issuable upon exercise of warrants	2,251	—
Total	2,841	379
7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company's 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the three months ended March 31, 2024, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 307,684 shares of Class A common stock, outside the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock options inducement grants.
RSAs and RSUs
Restricted stock awards ("RSA") are generally granted with an eligible vesting range from upon grant to over a three-year period. Restricted stock unit ("RSU") awards are generally eligible to vest over a three-year period.

The Company’s unvested RSA and RSU award activity for the three months ended March 31, 2024 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	9,116	$62.99
Granted	247,469	$4.32
Vested	(124,495)	$9.14
Unvested at March 31, 2024	132,090	$3.79
The value of RSA and RSU grants are measured based on their fair market value on the date of grant and amortized over their requisite service periods. The fair market value of the awards granted totaled $1.1 million for the three months ended March 31, 2024. There were no grants awarded during the three months ended March 31, 2023. At March 31, 2024, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.7 years.
Common Stock Options
The Company’s common stock options activity for the three months ended March 31, 2024 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	458,982	$16.59
Forfeited	(266)	$62.50
Expired	(535)	$64.83
Outstanding at March 31, 2024	458,181	$16.51	8.59	$—
Exercisable as of March 31, 2024	152,193	$28.25	7.99	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2024, there was approximately $2.0 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.9 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $1.1 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three months ended March 31, 2024 was 0.0% which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pretax losses of the U.S. operations in the three months ended March 31, 2024.
The effective tax rate for the three months ended March 31, 2023 was 0.0% which was lower than the statutory rate of 21% primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs.
9. STOCKHOLDERS' DEFICIT
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
From the Effective Date to March 31, 2024, Greenidge issued 549,285 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $8.0 million, net of discounts, of which there were 45,269 shares issued for aggregate proceeds of $0.3 million, net of discounts, during the three months ended March 31, 2024.
At The Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into the ATM Agreement with B. Riley and Northland, relating to shares of Greenidge’s Class A common stock. Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge pays B. Riley commissions for its services in acting as sales agent, in an amount to up to 3.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through May 15, 2024, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued for the three months ended March 31, 2024.
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

The pre-funded and common stock warrants were classified as a component of permanent stockholders' equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the pre-funded warrant at issuance, concluding that its sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the common stock and pre-funded warrant, including approximately $2.0 million allocated to the pre-funded warrant and recorded as a component of additional paid-in capital. The Company valued the common stock warrant using the Black-Scholes-Merton option pricing model and recorded as a component of additional paid-in capital with an allocated amount of $2.8 million. By analogy to ASC 505-20-30-3, the Company would have recorded a charge to retained earnings, however, as the Company is in a deficit position it recorded as a component of additional paid-in capital.
Warrants
The following table summarizes the Company's warrant activity:

	Number of warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	180,000	$7.00
Issued	2,070,710	3.20
Warrants outstanding at March 31, 2024	2,250,710	$3.50
The following table summarizes information about warrants outstanding at March 31, 2024:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
December 2023 Warrants	180,000	180,000	$7.00	December 11, 2024
February 2024 Pre-Funded Warrants	810,205	810,205	$0.0001	Until exercised
February 2024 Warrants	1,260,505	—	$5.25	August 14, 2029
	2,250,710	990,205
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

Environmental Liabilities

The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of March 31, 2024 and December 31, 2023. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next five years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $12.9 million as of March 31, 2024 and December 31, 2023. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%.

Commitments

The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.
11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 47% and 46% of the company's revenue during the three months ended March 31, 2024 and 2023, respectively.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 36% and 34% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
The Company has one major power customer, NYISO, that accounted for 16% and 12% of its revenue for the three months ended March 31, 2024 and 2023, respectively.
The Company has one natural gas vendor that accounted for approximately 45% and 42% of cost of revenue for the three months ended March 31, 2024 and 2023, respectively.
The Company has one major provider of hosting services for its self-mining operation that accounted for approximately 23% of cost of revenue for the three months ended March 31, 2024. There were no hosting services for the self-mining operation for the three months ended March 31, 2023.
12. RELATED PARTY TRANSACTIONS
Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at March 31, 2024 and December 31, 2023, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at March 31, 2024 and December 31, 2023, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Mississippi Expansion
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas, our controlling shareholder and a related party. The purchase price was $1.45 million, of which $500,000 is to be paid no later than 60 days after the closing and $350,000 is to be paid no later than 120 days after the closing, This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and we deployed 7 MW of miners on the property in the second quarter of 2024.

Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, including for the maintenance of certain aforementioned letters of credit, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the quarter ended March 31, 2024.
13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

$ in thousands	March 31, 2024	December 31, 2023
Prepaid expenses:
Electric deposits	$273	$—
Prepaid insurance	1,697	2,818
Warrant Asset	57	477
Other	791	569
Total	$2,818	$3,864

Accrued expenses:
Accrued interest	$1,026	$1,026
Other	3,240	5,090
Total	$4,266	$6,116
Greenidge had the following noncash investing and financing activities:

	Three Months Ended March 31,
$ in thousands	2024	2023
Property and equipment purchases in accounts payable	224	751
Common stock issued for amendment fee to lender	—	1,000
Exchange of assets for reduction in debt	—	49,950
Exchange of coupons for reduction in debt	—	1,152
Exchange of equipment deposits for reduction in debt	—	7,381
Accrued interest added to debt principal	—	680
The following table provides supplemental cash flow information for cash paid for interest:

	Three Months Ended March 31,
$ in thousands	2024	2023
Cash paid for interest	$1,534	$1,696
14. DIGITAL ASSETS
The following table presents our bitcoin activities for the three months ended March 31, 2024:

Balance at December 31, 2023	$347
Revenues from digital asset production	6,999
Sale of digital assets	(7,104)
Gain on sale of digital assets	59
Digital Assets at March 31, 2024	$301

15. FAIR VALUE
The Company follows the guidance in ASC Topic 820, Fair Value Measurement. For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy based upon observable and unobservable inputs is used to arrive at fair value. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
As of March 31, 2024, and December 31, 2023, the carrying amount of accounts receivable, prepaid expenses and other assets, income tax receivable, emissions and carbon offset credits, income tax receivable, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$477	$477

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$57	$57
Warrant Asset
The fair value of the warrant asset was estimated by utilizing a Black-Scholes-Merton option pricing model. The inputs into the Black-Scholes-Merton option pricing model included significant unobservable inputs. The following table provides quantitative information regarding the Level 3 fair value inputs:

	March 31, 2024	December 31, 2023
Stock Price	$3.10	$4.83
Risk-free interest rate	5.21%	5.14%
Volatility	67.09%	172.64%
Remaining term (in years)	0.75	1.00
Expected dividend yield	—%	—%
Assets Measured on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. This includes the evaluation of long-lived assets. Where an indication of an impairment exists, the Company's estimates of fair value of long-lived assets require the use of significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might impact the long-lived assets' operations in the future and are therefore uncertain.
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

During the three months ended March 31, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net. There were no impairment charges for the three months ended March 31, 2023.

16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through May 15, 2024, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Mississippi Expansion
On April 10, 2024, a subsidiary of the Company entered into a Commercial Purchase and Sale Agreement (the “Motus Agreement”) with a subsidiary of Motus Pivot Inc., a Delaware corporation ("Motus"), pursuant to which the Company has agreed to purchase from Motus a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space (the “Property”). The purchase price for the Property is $1.45 million (the “Purchase Price”), which the Company expects to finance with cash on hand. As such, financing the transaction with cash on hand will impact the Company's liquidity and capital resources. Motus is a portfolio company of private investment funds managed by Atlas Holdings LLC (“Atlas”), a related party of the Company. Greenidge’s controlling shareholder consists of certain funds associated with Atlas. Under the terms of the Motus Agreement, Greenidge will deposit $50 thousand in escrow, with such amount to be applied at closing to the Purchase Price. The Motus Agreement contains customary representations, warranties and covenants of the parties and closing conditions as well as other customary provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three months ended March 31, 2024 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility"), the Town of Columbia, Mississippi (the "Mississippi Facility") owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility") and lease property for purposes of operating a cryptocurrency datacenter in the Town of Underwood, North Dakota (the "North Dakota Facility" and, together with the New York Facility, Mississippi Facility, and South Carolina Facility, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from four primary sources: (1) datacenter hosting, which we commenced on January 30, 2023, (2) cryptocurrency mining, (3) power and capacity, and (4) engineering procurement and construction management.
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
Our datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, were associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, were associated with Greenidge's cryptocurrency mining. Subsequent to the South Carolina transaction, datacenter operations consists of approximately 28,800 miners with approximately 3.0 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,100 miners or 1.8 EH/s, is associated with datacenter hosting and 10,700 miners, or 1.2 EH/s is associated with our cryptocurrency mining.
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
Pursuant to the SPA, filed a resale registration statement with the SEC covering the SPA Shares, the Pre-Funded Warrant Shares, and the Warrant Shares.
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
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas, our controlling shareholder and a related party. The purchase price was $1.45 million, of which $500,000 is to be paid no later than 60 days after the closing and $350,000 is to be paid no later than 120 days after the closing, This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and we deployed 7 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.

Discontinued Operations
The contract with the Support.com's largest customer expired on December 31, 2022 and was not renewed. As a result, we have classified the Support.com business as held for sale and discontinued operations in these condensed consolidated financial statements as a result of management and the board of directors making a decision to pursue alternatives for the Support.com business and to strictly focus on its cryptocurrency mining, datacenter hosting and power generation operations. See Note 3, "Discontinued Operations" of our unaudited condensed consolidated financial statements for additional information.
Growth Opportunities
We view our growth opportunities as primarily related to the following areas:
•Acquisition of properties with low-cost power
•Development of owned properties for artificial intelligence ("AI")/graphics processing unit ("GPU") data center, bitcoin self-mining and bitcoin hosting
•Sale of owned properties for AI/GPU data center construction
•Infrastructure services and development for AI and high-performance computing ("HPC")
•Purchase and deployment of GPUs for AI and HPC
•Engineering Procurement and Construction Management (“EPCM”) contracts
•Purchase and deployment of high efficiency bitcoin mining rigs
•Hosting services for bitcoin mining
•Acquisition of private bitcoin mining companies
The Company is actively pursuing the acquisition of additional properties with access to low-cost power and appropriate size to allow for efficient expansion of AI/GPU data centers and/or bitcoin mining facilities, such as the Columbus property. The growth of AI and HPC will provide significant demand for development of future data centers utilizing large amounts of energy. We currently have significant infrastructure on hand to reduce the cost of site development for various future projects. All current and future properties will be simultaneously evaluated for internal development or outright sales.
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
Title V Air Permit
In late June 2022, the New York State Department of Environmental Conservation (“NYSDEC”) announced its denial of the Title V Air Permit renewal for our New York Facility. We filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling with respect to the status of the parties and certain issues to be adjudicated in the hearing. We submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, our interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC's Regional Director for Region 7, which rendered NYSDEC's decision final for purposes of seeking judicial review. We have four months from May 8, 2024 to continue to operate the New York Facility uninterrupted under a State Administrative Procedures Act extension, in full compliance with our existing Title V Air Permit, and to bring an action challenging the denial of our permit renewal application. While no further adjudication proceedings have been scheduled to date, we intend to challenge the June 2022 non-renewal and simultaneously bring a request for temporary restraining order/preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation. This challenge will cause us to incur additional costs and result in the diversion of management attention, which could adversely affect our business, financial condition and results of operations. We expect that the judicial proceedings related to the challenge of NYSDEC's denial of our Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that our efforts will be successful. Our inability to secure a temporary restraining order or preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation or to otherwise succeed in securing a renewal of our Title V Air Permit for the New York Facility could have a material adverse effect on us and our ability to continue operating as a going concern. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

Results from Continuing Operations - Three Months Ended March 31, 2024
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended March 31, 2024 versus the three months ended March 31, 2023, unless otherwise specified.

	Three Months Ended March 31,		Variance
	2024	2023	$	%
REVENUE:
Datacenter hosting	$9,112	$6,944	$2,168	31%
Cryptocurrency mining revenue	6,999	6,451	548	9%
Power and capacity	3,037	1,762	1,275	72%
EPCM consulting services	185	—	185	N/A
Total revenue	19,333	15,157	4,176	28%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	12,318	9,735	2,583	27%
Selling, general and administrative	5,487	9,013	(3,526)	(39)%
Depreciation	3,234	3,820	(586)	(15)%
Impairment of long-lived assets	169	—	169	N/A
Gain on sale of assets	—	(1,744)	1,744	(100)%
Total operating costs and expenses	21,208	20,824	384	2%
Operating loss	(1,875)	(5,667)	3,792	(67)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,802)	(3,573)	1,771	(50)%
Gain on sale of digital assets	59	398	(339)	(85)%
Change in fair value of warrant asset	(420)	—	(420)	N/A
Total other expense, net	(2,163)	(3,175)	1,012	(32)%
Loss from continuing operations before income taxes	(4,038)	(8,842)	4,804	(54)%
Benefit from income taxes	—	—	—	N/A
Net loss from continuing operations	$(4,038)	$(8,842)	$4,804	(54)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(1,286)	$(5,794)	$4,508	(78)%
Adjusted operating margin from continuing operations	(6.7)%	(38.2)%
Adjusted net loss from continuing operations	$(3,449)	$(8,969)	$5,520	(62)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$998	$(1,449)	$2,447	(169)%
as a percent of revenues	5.2%	(9.6)%
Adjusted EBITDA (loss) from continuing operations	$2,657	$(1,095)	$3,752	(343)%
as a percent of revenues	13.7%	(7.2)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Revenue
Datacenter hosting revenue	$9,112	$6,944	$2,168	31%
Cryptocurrency mining revenue	$6,999	6,451	548	8%
Power and capacity	3,037	1,762	1,275	72%
EPCM consulting services	185	—	185	N/A
Total revenue	$19,333	$15,157	$4,176	28%
Components of revenue as % of total
Datacenter hosting	47%	46%
Cryptocurrency mining	36%	42%
Power and capacity	16%	12%
EPCM consulting services	1%	—%
Total revenue	100%	100%
MWh
Datacenter hosting	110,315	90,979	19,336	21%
Cryptocurrency mining	46,902	59,633	(12,731)	(21)%
Power and capacity	47,435	30,192	17,243	57%
Revenue per MWh
Datacenter hosting	$83	$76	$7	9%
Cryptocurrency mining	$149	$108	$41	38%
Power and capacity	$64	$58	$6	10%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$7,018	$4,671	$2,347	50%
Cryptocurrency mining	$3,671	$3,248	$423	13%
Power and capacity	$1,546	$1,816	$(270)	(15)%
EPCM consulting services	$83	$—	$83	N/A
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$64	$51	$13	25%
Cryptocurrency mining	$78	$54	$24	44%
Power and capacity	$33	$60	$(27)	(45)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	275	393	(118)	(30)%
Cryptocurrency mining	134	305	(171)	(56)%
Total bitcoins produced	409	698	(289)	(41)%

Average bitcoin price	$53,260	$22,877	$30,383	133%
Average active hash rate (EH/s) Company-owned miners	846,840	998,702	(151,862)	(15)%
Average active hash rate (EH/s) Hosted miners	1,736,730	1,429,225	307,505	22%
Average difficulty	77.4 T	40.2 T	37.2 T	93%

Revenue

On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. At March 31, 2024, Greenidge datacenter operations consisted of approximately 28,800 miners with approximately 3.0 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,100 miners, or 1.8 EH/s, is associated with datacenter hosting and 10,700 miners, or 1.2 EH/s, is associated with Greenidge's cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue increased $0.5 million, or 9%, to $7.0 million. We estimate that approximately 69% of the increase was due to the increase in the average price of bitcoin, which was partially offset by 52% as a result of the decrease in the global bitcoin mining difficulty factor and 9% as a result of the decline in the Greenidge mining hashrate due to the transition of capacity to hosting during the course of Q1 2023. Bitcoin mining difficulty was 93% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 133% higher and our average hash rate decreased 15% primarily related to the reallocation of our mining equipment to datacenter hosting services.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
10,700

As of March 31, 2024, our fleet of miners ranged in age from 1.0 to 2.6 years and had an average age of approximately 1.85 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of March 31, 2024, our fleet of miners ranged in efficiency from approximately 22.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 28.7 J/TH.

The table below presents the average cost of mining each bitcoin for the year ended March 31, 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended March 31, 2024
Cost to mine one bitcoin(1)	$27,396
Value of each bitcoin mined(2)	$52,231
Cost to mine one bitcoin as % of value of bitcoin mined	52.5%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and South Carolina Facility. We generated revenue of $9.1 million for the first three months of 2024 and $6.9 million for the first three months of 2023. This increase of $2.2 million was mainly due to datacenter hosting services not starting until the very end of January in 2023. In addition, we managed approximately 1.7 EH/s of average active hash rate in our hosting services, of which produced approximately 275 bitcoins.
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
Our power and capacity revenue increased $1.3 million, or 72%, to $3.0 million during the three months ended March 31, 2024. We estimate that higher power and capacity sales volume due to our decreased behind-the-meter consumption and higher average power and capacity prices caused revenue increases of approximately 57% and 15%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Datacenter hosting	$7,018	$4,671	$2,347	50%
Cryptocurrency mining	3,671	3,248	423	13%
Power and capacity	1,546	1,816	(270)	(15)%
EPCM consulting services	83	—	83	N/A
Total cost of revenue (exclusive of depreciation)	$12,318	$9,735	$2,583	27%
As a percentage of total revenue	63.7%	64.2%
Total cost of revenue, exclusive of depreciation, increased $2.6 million, or 27%, to $12.3 million during the three months ended March 31, 2024 as compared to the prior year period. We estimate the increase is comprised of approximately 20% due to monthly hosting fees paid to third parties for hosting company owned miners, which was an expense that did not occur for the full first quarter of 2023, and further increased by 14% for natural gas costs due to forward purchases of gas at fixed prices for Datacenter Hosting. This was partially offset by 7% due to decreases in sales tax on gas.
The significant portions of cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue declined due to lower natural gas costs, while MWh utilized by cryptocurrency mining declined due to the transition to the Hosting Agreements during the three months ended March 31, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $3.5 million, or 39%, to $5.5 million for the three months ended March 31, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Decrease of approximately $2.1 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year period associated with permit renewals and environmental matters at the New York plant; and

•Total payroll and benefits and other employee costs decreased approximately $1.1 million in first quarter of 2024 compared to the prior year period, as a result of declines in employee expenses including incentive compensation; and

•Total insurance expense decreased approximately $0.4 million in the first quarter of 2024 compared to the prior year period, as a result of declines in coverage costs related to umbrella, property, and liability policies
Depreciation
Depreciation expense decreased $0.6 million, or 15%, to $3.2 million for the three months ended March 31, 2024 as compared to the prior year period, due to a lower asset base resulting from impairments recognized in 2023 and the sale of miners in during the first quarter of 2023.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended March 31, 2024 of $1.9 million compared with an operating loss of $5.7 million in the three months ended March 31, 2023. The favorable variance of $3.8 million is primarily related to higher revenue, in the aggregate, from hosting, mining, and power operations, along with additional cost savings related to selling, general, and administrative expenses. These favorable variances were partially offset by increases in cost of revenue, exclusive of depreciation.
Adjusted loss from operations was $1.3 million for the three months ended March 31, 2024 as compared to adjusted loss from operations of $5.8 million in the three months ended March 31, 2023. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the three months ended March 31, 2024, Greenidge incurred a decrease of $1.0 million, or 32%, to $2.2 million of other expense due to a reduction in interest expense of $1.8 million, partially offset by a lower gain on sale of digital assets of $0.3 million and a change in fair value of warrant asset of $0.4 million.
Benefit from income taxes
Our effective tax rate for the three months ended March 31, 2024 was 0.0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the three months ended March 31, 2023 was 0.0%, which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $4.0 million for the three months ended March 31, 2024 as compared to a net loss of $8.8 million for the three months ended March 31, 2023.
On an adjusted basis, excluding the impact of a gain on sale of assets, debt restructure costs and expansions costs, adjusted net loss during the three months ended March 31, 2024 would have been $3.4 million as compared to $9.0 million in the same period in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $0.6 million, or 86%, to $0.1 million for the three months ended March 31, 2024. The decrease is primarily related to lower operating income caused by the loss of Support.com's largest customer and the winding down of operations.

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

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Adjusted operating (loss) income from continuing operations
Operating (loss) income from continuing operations	$(1,875)	$(5,667)	$3,792	(67)%
Impairment of long-lived assets	169	—	169	N/A
Gain on sale of assets	—	(1,744)	1,744	(100)%
Change in fair value of warrant asset	420	—	$420	N/A
Debt restructuring costs	—	1,617	(1,617)	(100)%
Adjusted operating (loss) income from continuing operations	$(1,286)	$(5,794)	$4,508	(78)%
Adjusted operating margin	(6.7%)	(38.2%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(4,038)	$(8,842)	$4,804	(54)%
Impairment of long-lived assets, after tax	169	—	169	N/A
Gain on sale of assets, after tax	—	(1,744)	1,744	(100)%
Change in fair value of warrant asset, after tax	420	—	420	N/A
Debt restructuring costs, after tax	—	1,617	(1,617)	(100)%
Adjusted net loss from continuing operations	$(3,449)	$(8,969)	$5,520	(62)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(4,038)	$(8,842)	$4,804	(54)%
Interest expense, net	1,802	3,573	(1,771)	(50)%
Depreciation	3,234	3,820	(586)	(15)%
EBITDA (loss) from continuing operations	998	(1,449)	2,447	(169)%
Stock-based compensation	1,070	481	589	122%
Gain on sale of assets	—	(1,744)	1,744	(100)%
Change in fair value of warrant asset	420	—	420	N/A
Debt restructuring costs	—	1,617	(1,617)	(100)%
Impairment of long-lived assets	169	—	169	N/A
Adjusted EBITDA (loss) from continuing operations	$2,657	$(1,095)	$3,752	(343)%
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
Liquidity and Capital Resources
On March 31, 2024, we had cash and cash equivalents of $14.3 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. Our management took certain actions during 2023 and during the first quarter of 2024 to improve the Company's liquidity.
As discussed in Item 1, "Business—Corporate History and Structure" of our Annual Report on Form 10-K filed on April 10, 2023, we entered into a debt restructuring agreement with our primary lender, NYDIG. We restructured our debt by transferring ownership of miners, previously secured by the MEFAs, under the Purchase Agreement along with the rights to credits and coupons to NYDIG and reduced our debt and accrued interest balance with NYDIG from $75.8 million to $17.3 million.
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
In March 2023, we entered into the Conifex Hosting Agreement, in which Conifex agreed to provide hosting services to Greenidge utilizing renewable power. In April 2023, we entered into the Core Hosting Agreement with Core, in which Core agreed to host and operate Greenidge-owned bitcoin miners at its facilities. In addition, we installed approximately 2,200 of additional company-owned miners at our existing facilities. The installation of these miners at Conifex and Core facilities along with our facilities improved our profits and liquidity during the remainder of 2023 and beginning of 2024, and we expect these improvements to continue.
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
Our operating cash flows generated by mining, hosting, and power are affected by several factors including the price of bitcoin, bitcoin mining difficulty, and the costs of electricity, natural gas, and emissions credits. While bitcoin prices began to recover during 2023 from the significant declines experienced in 2022, and have continued to rise in the first quarter of 2024, management cannot predict the future price of bitcoin, nor can we predict the volatility of energy costs. While the Company continues to work to implement options to improve liquidity, we can provide no assurance that these efforts will be successful and our liquidity could be negatively impacted by factors outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Item 1A, "Risk Factors" in our Annual Report for the year ended December 31, 2023.
Given this uncertainty regarding our financial condition over the next 12 months from the date these financial statements were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at March 31, 2024, and the years in which these obligations are due:

$ in thousands	Total	2024	2025-2026	2027-2028	Thereafter
Debt payments	$89,077	$4,603	$84,474	$—	$–
Leases	78	78	—	—	—
Environmental obligations	30,229	363	10,940	10,923	8,003
Natural gas transportation	12,324	1,422	3,792	3,792	3,318
Total	$131,708	$6,466	$99,206	$14,715	$11,321
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
Summary of Cash Flow
The following table provides information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
$ in thousands	2024	2023
Net cash used for operating activities from continuing operations	$(4,990)	$(607)
Net cash used for investing activities from continuing operations	(952)	(5,867)
Net cash provided by financing activities from continuing operations	7,038	4,813
Increase (Decrease) in cash and cash equivalents from discontinued operations	(71)	3,490
Net change in cash, cash equivalents and restricted cash	1,025	1,829
Cash, cash equivalents and restricted cash at beginning of year	13,312	15,217
Cash, cash equivalents and restricted cash at end of period	$14,337	$17,046
Operating Activities
Net cash used for was $5.0 million for the three months ended March 31, 2024, as compared to net cash used of $0.6 million for the three months ended March 31, 2023. The variance in the operating cash flow during the first three months of 2024 as compared to 2023 was driven primarily by the purchase of additional Regional Greenhouse Gas Initiative ("RGGI") credits, as well as the advantageous change in net loss.
Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended March 31, 2024, as compared to $5.9 million for the three months ended March 31, 2023. The decrease is primarily related to $5.1 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the significant expansion of our miner fleet and infrastructure for cryptocurrency datacenter operations that was occurring during the prior year.
Financing Activities
Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2024, as compared to $4.8 million for the three months ended March 31, 2023. The increase is primarily related to the increase of $6.0 million of proceeds from the issuance of common stock and pre-funded warrant, along with the $3.3 million elimination of principal payments on debt due to its restructuring. These increases were partially offset by a $7.1 million reduction in sales of Class A common stock under the Company's ATM Agreement.
Financing Arrangements
See Note 5, "Debt," and Note 9, "Stockholder's Deficit" in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.
Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with environmental obligations. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. As of the date of this filing, there were no significant changes to any of the critical accounting policies and estimates previously described in our Annual Report on Form 10-K for the year ended December 31, 2023 with the exception of those described below.
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
The service of performing hash computations for the mining pool operators is an output of Greenidge’s ordinary activities and is the only performance obligation in Greenidge’s contracts with mining pool operators. The cryptocurrency that Greenidge receives as transaction consideration is noncash consideration, which Greenidge measures at fair value on the contract inception date at 0:00:00 UTC on the start date of the contract. The duration of each contract is 24 hours or less and provides the same rate of payment upon renewal. Since the pricing remains the same upon contract renewal, the contract does not provide the applicable mining pool operator with a material right that represents a separate performance obligation. The fair value is based on Greenidge’s primary exchange of the related cryptocurrency which is considered to be Coinbase. The consideration Greenidge earns is variable since it is based on the amount of hash computations provided by both Greenidge and the bitcoin network as a whole. The Company does not constrain this variable consideration because it is probable that a significant reversal in the amount of revenue recognized from the contract will not occur when the uncertainty is subsequently resolved and recognizes the non-cash consideration on the same day that control is transferred, which is the same day as contract inception.

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
Engineering Procurement and Construction Management ("EPCM")
The Company has entered into contracts with customers to perform engineering procurement and construction management services for customers developing cryptocurrency mining facilities. The services defined in the contracts are generally separated into phases, being 1) engineering 2) construction and 3) procurement.
While the services discussed above are capable of being distinct and separately identifiable, the Company concluded that the services provided are inputs to produce the combined output to the customer, which is the completed site buildout. Further, the services provided are significantly modified by the other services in the contract. As such, while the performance obligations may be capable of being distinct, they are not distinct in the context of the contract and therefore the promises in the contract are combined into one single performance obligation.
The Company recognizes EPCM revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company utilizes the percentage-of-completion method, based primarily on contract cost incurred to date compared to total estimated contract cost. The percentage-of-completion method, and input method, is used as management considers it to be the best available measure of progress on these contracts.
To the extent a contract is cancelled, the Company assesses whether there are any remaining goods or services to be provided after cancellation. If there are any remaining goods or services to be provided, the Company follows the guidance under ASC 606 for contract modifications. If there are no remaining goods or services to be provided, the Company considers whether consideration received is refundable or nonrefundable. To the extent consideration received is refundable, the Company recognizes a refund liability, otherwise, it recognizes revenue for the consideration received.
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
The Company is evaluating future uses of the remaining real estate assets in South Carolina, which includes the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach by obtaining third party appraisals for the value of the site. An impairment charge of $4.0 million was recorded for the year ended December 31, 2023, which is the remaining value of the building which was determined to no longer be recoverable through a sale transaction. An impairment charge of $0.2 million was recorded for the three months ended March 31, 2024, which is the remaining value of a group of miners which were determined to no longer be recoverable through sale or repairs.
Remeasurement of Environmental Liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2023 we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in the Town of Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $30.2 million as of both March 31, 2024 and December 31, 2023, for the remediation of these sites. The Company recognized no charges for the remeasurement of environmental liabilities for both the three months ended March 31, 2024 and 2023.
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
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In evaluating our company and our business, you should carefully consider the risks and uncertainties described in Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K together with updates to those risk factors or new risk factors contained in this Quarterly Report on Form 10-Q below and any other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Quarterly Report on Form 10-Q to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties included in our Annual Report on Form 10-K, summarized above in this Quarterly Report on Form 10-Q and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements”.
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. There have been no material changes to the risk factors identified in our most recent Annual Report on Form 10-K, other than as set forth below.
The bitcoin reward for successfully uncovering a block most recently halved in April 2024 and will halve again several times in the future, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.
Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term "halving." For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block, which was cut in half to 25 on November 28, 2012 at block 210,000, then to 12.5 on July 9, 2016 at block 420,000, and then again to 6.25 on May 11, 2020 at block 630,000. The most recent halving for bitcoin occurred on April 19, 2024 at block 840,000 and the reward was reduced to 3.125. The next halving is expected to occur in spring 2028. This process will reoccur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected to occur around the year 2140.

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
We may not be able to obtain or maintain all required environmental regulatory approvals. For example, in June 2022, NYSDEC denied our application to renew a Title V Air Permit for the continued operation of our natural gas power generation facility in the Town of Torrey, New York. In July 2022, we appealed the denial and requested an administrative adjudicatory hearing with NYSDEC, however, in May 2024, our appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC's Regional Director for Region 7. We intend to take further legal action in a court of competent jurisdiction to challenge NYSDEC's denial of our permit renewal application and to continue to operate the facility as normal pending a final, non-appealable outcome regarding our permit renewal application, however there can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Vendor Payment. In May 2023, Greenidge issued 54,348 unregistered shares of its Class A common stock to a vendor as payment for services provided to us during the first quarter of 2023. This issuance was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof and Regulation D promulgated thereunder, which exempts transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.
Exhibit Index

Exhibit No.	Description
10.1
Securities Purchase Agreement, dated February 12, 2024, between Greenidge Generation Holdings Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 16, 2024).

10.2
Pre-Funded Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 16, 2024).

10.3
Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. issued to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on February 16, 2024).

10.4
Commercial Purchase and Sale Agreement, dated March 6, 2024, between Greenidge Mississippi LLC and Janesville, LLC (incorporated by reference to Exhibit 10.46 of the Company's 10-K filed on April 10, 2024).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Greenidge Generation Holdings Inc.

Date: May 15, 2024	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)