Form 10-Q
period 2024-06-30
Greenidge Generation Holdings Inc.
filed 2024-08-14
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024, the registrant had 7,933,209 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$10,259	$13,312
Digital assets	961	347
Accounts receivable	185	358
Prepaid expenses and current other assets	1,753	3,864
Emissions and carbon offset credits	3,654	5,694
Income tax receivable	857	857
Total current assets	17,669	24,432
LONG-TERM ASSETS:
Property and equipment, net	42,258	45,095
Other long-term assets	2,924	1,652
Total assets	62,851	71,179
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	3,929	3,495
Accrued emissions expense	3,480	10,520
Accrued expenses	4,729	6,116
Short-term environmental liability	1,613	363
Related party payables	380	—
Current liabilities held for sale	314	483
Total current liabilities	14,445	20,977
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	69,239	68,710
Environmental liabilities	28,616	29,866
Other long-term liabilities	2,650	2,650
Total liabilities	114,950	122,203
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 10,623,987 and 9,131,252 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	327,712	319,992
Cumulative translation adjustment	(348)	(345)
Common stock subscription receivable	—	(698)
Accumulated deficit	(379,464)	(369,974)
Total stockholders' deficit	(52,099)	(51,024)
Total liabilities and stockholders' deficit	$62,851	$71,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Datacenter hosting	$6,645	$9,660	$15,757	$16,604
Cryptocurrency mining	4,775	3,980	11,774	10,431
Power and capacity	1,487	1,070	4,524	2,832
EPCM consulting services	150	—	335	—
Total revenue	13,057	14,710	32,390	29,867
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	4,685	6,727	11,703	11,398
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	3,234	2,933	6,905	6,181
Cost of revenue - power and capacity (exclusive of depreciation)	1,297	1,481	2,843	3,297
Cost of revenue - EPCM consulting services (exclusive of depreciation)	100	—	183	—
Selling, general and administrative	4,177	7,049	9,664	16,062
Depreciation	3,285	3,165	6,519	6,985
Impairment of long-lived assets	—	—	169	—
Loss (gain) on digital assets	11	—	(48)	—
Gain on sale of assets	(32)	(8)	(32)	(1,752)
Total operating costs and expenses	16,757	21,347	37,906	42,171
Operating loss	(3,700)	(6,637)	(5,516)	(12,304)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,805)	(3,112)	(3,607)	(6,685)
Change in fair value of warrant asset	—	—	(420)	—
Gain on sale of digital assets	—	—	—	398
Other expense, net	—	(4)	—	(4)
Total other expense, net	(1,805)	(3,116)	(4,027)	(6,291)
Loss from continuing operations before income taxes	(5,505)	(9,753)	(9,543)	(18,595)
Benefit from income taxes	—	—	—	—
Net loss from continuing operations	(5,505)	(9,753)	(9,543)	(18,595)
Income (loss) from discontinued operations, net of tax	(63)	(289)	31	382
Net loss	$(5,568)	$(10,042)	$(9,512)	$(18,213)

Comprehensive Loss
Net Loss	(5,568)	(10,042)	(9,512)	(18,213)
Foreign currency translation adjustment	—	10	(3)	27
Comprehensive loss	$(5,568)	$(10,032)	$(9,515)	$(18,186)

Net (loss) income per share, basic and diluted:

Net loss per share from continuing operations, basic and diluted	$(0.55)	$(1.52)	$(0.98)	$(3.17)
(Loss) income per share from discontinued operations, basic and diluted	(0.01)	(0.05)	—	0.07
Net loss per share, basic and diluted	$(0.56)	$(1.57)	$(0.98)	$(3.10)

Weighted average shares outstanding, basic and diluted	9,966	6,399	9,730	5,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	1	327,401	—	(348)	(373,896)	(46,842)
Stock-based compensation expense	—	—	311	—	—	—	311
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Restricted shares award issuance	27,604	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,568)	(5,568)
Balance at June 30, 2024	10,623,987	$1	$327,712	$—	$(348)	$(379,464)	$(52,099)

Balance at January 1, 2023	4,625,278	$—	$293,774	$—	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	—	481
Issuance of shares, net of issuance costs	1,211,926	1	8,095	—	—	—	8,096
Restricted shares award issuance, net of withholdings	9,275	—	—	—	—	—	—
Proceeds from stock options exercised	133,333	—	1,000	—	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	5,979,812	1	303,350	—	(340)	(348,635)	(45,624)
Stock-based compensation expense	—	—	568	—	—	—	568
Issuance of shares, net of issuance costs	1,253,434	—	3,320	—	—	—	3,320
Restricted shares award issuance, net of withholdings	3,368	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(10,042)	(10,042)
Balance at June 30, 2023	7,236,614	$1	$307,238	$—	$(330)	$(358,677)	$(51,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(9,512)	$(18,213)
Income from discontinued operations	31	382
Net loss from continuing operations	(9,543)	(18,595)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	6,519	6,985
Accrued interest added to principal	—	1,212
Change in fair value of warrant asset	420	—
Amortization of debt issuance costs	529	1,405
Impairment of long-lived assets	169	—
Gain on sale of assets	(32)	(1,752)
Gain on digital assets	(48)	—
Stock-based compensation expense	1,381	1,049
Revenues from digital assets production	(11,774)	—
Proceeds from sale of digital assets	11,141	—
Professional fees paid in common stock	—	250
Changes in operating assets and liabilities:
Accounts receivable	173	2,519
Emissions and carbon offset credits	2,040	(337)
Digital assets	—	348
Prepaids and other assets	1,690	2,689
Income tax receivable	—	(59)
Accounts payable	(1,311)	2,101
Accrued emissions	(7,040)	38
Accrued expenses	(1,387)	(3,285)
Related party payable	380	—
Other	337	2,674
Net cash flow used for operating activities from continuing operations	(6,356)	(2,758)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(4,105)	(7,033)
Proceeds from sale of assets	422	592
Proceeds from sale of digital assets	89	—
Net cash flow used for investing activities from continuing operations	(3,594)	(6,441)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	1,038	11,165
Proceeds from issuance of common stock and pre-funded warrants	6,000	—
Principal payments on debt	—	(5,304)
Net cash flow provided by financing activities from continuing operations	7,038	5,861
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	(141)	159
Net cash flow from investing activities of discontinued operations	—	3,325
Increase (decrease) in cash and cash equivalents from discontinued operations	(141)	3,484
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,053)	146
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	13,312	15,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$10,259	$15,363
See Note 13 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. and its subsidiaries (collectively, "Greenidge" or the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in the Town of Torrey, New York (the "New York Facility") and the Town of Columbia, Mississippi (the "Mississippi Facility"), operates a facility under a lease in the Town of Underwood, North Dakota (the "North Dakota Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The earned bitcoin are then exchanged for U.S. dollars. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
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
Going Concern
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Company's management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.
The halving of bitcoin, which occurred April 19, 2024, may have an adverse effect on the Company’s projected future cash flows. The fixed costs to operate the business including, but not limited to, insurance, overhead and capital expenditures, as well as the variable input costs to operate the Company’s datacenters, have a material impact on the Company’s continuing operations and ability to generate positive cash flows. While the market has improved in 2023 and 2024, the Company continues to have to address the possibility of negative impacts of the price of bitcoin and natural gas as these have proven to be volatile markets. As a result, management took certain actions during 2023 and 2024 to improve the Company's liquidity that are described further below. At June 30, 2024, the Company had $10.3 million of cash, restricted cash and cash equivalents and other current assets of $7.4 million, while having $8.7 million of accounts payable and accrued expenses, emissions liability of $3.5 million, current liabilities held for sale of $0.3 million, related party payables of $0.4 million, and an estimated $1.6 million of environmental liability spend in the next 12 months, which results in working capital of $3.2 million as of June 30, 2024.
Additionally, the Company has $6.1 million of interest payments due over the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:
•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 23, 2022 through August 9, 2024, have received net proceeds of $20.7 million from sales of Class A common stock under the ATM Agreement. See Note 9, "Stockholder's Deficit", for further details.
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
•In conjunction with the restructuring of the debt with NYDIG, the Company also entered into hosting agreements with NYDIG on January 30, 2023 (the “NYDIG Hosting Agreements”), which improved its liquidity position, as it provided for cost reimbursements for key input costs, while allowing the Company to participate in profit upside.
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
◦A cash payment of approximately $4.5 million, and
◦The Company also received bonus payments earned of approximately $1.6 million as a result of the completion of the expansion of the upgraded mining facility and the facility’s uptime performance.
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
•Since entering into the NYDIG Hosting Agreements, the Company has identified opportunities to deploy its company-owned miners. In March 2023, the Company entered into a hosting agreement with Conifex Timber Inc. ("Conifex"), whereby Conifex will provide hosting services to Greenidge utilizing renewable power (the “Conifex Hosting Agreement”). In April 2023, the Company entered into a hosting agreement with Core Scientific, Inc. ("Core") in which Core will host and operate Greenidge-owned bitcoin miners at its facilities (the “Core Hosting Agreement”, and together with the NYDIG Hosting Agreements and the Conifex Hosting Agreement, the “Hosting Agreements”). On May 31, 2024, the only order entered into between Greenidge and Core pursuant to the Core Hosting Agreement terminated pursuant to its terms and Core no longer hosts or operates any Greenidge-owned bitcoin miners. As a result, the Company deployed the miners hosted by Core to sites Greenidge operates as part of its self-mining operations.

•On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. The Company deployed 7.5 MW of miners on the property in the second quarter of 2024. The Company has also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining. The Company believes the addition of these datacenters will improve the Company’s profits and liquidity during the remainder of 2024 and beyond.
•On February 12, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased shares of the Company’s Class A common stock and a pre-funded Class A common stock purchase warrant entitling them to purchase shares of the Company’s Class A common stock. In addition, the Company issued to Armistice a Class A common stock purchase warrant entitling Armistice, commencing on August 14, 2024, to acquire additional shares of the Company’s Class A common stock from time to time. The SPA resulted in net proceeds of $6.0 million. See Note 9, "Stockholders’ Deficit", for further details.
~~•~~On September 15, 2021, as amended on April 7, 2022, Greenidge entered into the Equity Purchase Agreement with B. Riley Principal Capital, LLC ("B. Riley Principal"). Pursuant to the Equity Purchase Agreement, Greenidge had the right to sell to B. Riley Principal up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022. From the Effective Date to June 30, 2024, The Company has received aggregate proceeds of $8.0 million, net of discounts, of which $0.3 million were received during the six months ended June 30, 2024. There were no shares issued during the three months ended June 30, 2024. See Note 9, "Stockholders’ Deficit", for further details. The Equity Purchase Agreement automatically terminated pursuant to its terms on April 28, 2024.
•On July 30, 2024, Greenidge entered into a common stock purchase agreement (the "Common Stock Purchase Agreement") and related registration rights agreement with B. Riley Principal Capital II, LLC ("B. Riley Principal II"), an affiliate of B. Riley Principal, pursuant to which Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month term of the Common Stock Purchase Agreement. See Note 16, "Subsequent Events", for further details.
Despite these improvements to the Company’s financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s near-term working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Common Stock Purchase Agreement and/or the ATM Agreement.
•a sale of the Company’s remaining real estate in South Carolina and/or sale of the remaining miner infrastructure equipment inventory, which was not used in the South Carolina expansion.
The Company estimates that substantially all of its cash resources will be depleted by the end of the first quarter of 2025. The Company’s estimate of cash resources available to the Company for the next 12 months is dependent on completion of certain actions, including obtaining additional short-term outside financing, executing on certain investing transactions; as well as bitcoin prices and blockchain difficulty levels similar to those existing as of the filing of this Quarterly Report on Form 10-Q and energy prices similar to the those experienced in the first six months of 2024. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin mined. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin it can mine. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing the cost to mine bitcoin. While the Company continues to work to implement options to improve liquidity, we can provide no assurance that these efforts will be successful and the Company’s liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, our inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, or the cost to us of such procurement or compliance, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q. Given this uncertainty regarding the Company’s financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2023.
There have been no material changes to the significant accounting policies, except as described herein, for the three and six months ended June 30, 2024.
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
In exchange for performing hash computations for the mining pool, the Company is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives (less pool operator fees to the mining pool operator which are netted as a reduction of the transaction price). Greenidge’s fractional share is based on the proportion of hash computations the Company performed for the mining pool operator to the total hash computations contributed by all miners in solving the current algorithm during the 24-hour period. Daily earnings calculated under the FPPS payout formula are calculated from midnight-to-midnight UTC time and are credited to pool members’ accounts at 1:00:00 A.M. UTC. The pool sends Greenidge’s cryptocurrency balance in the account to a digital wallet designated by the Company between 9:00 A.M. and 5:00 P.M. UTC time each day, which Greenidge automatically sells for cash within minutes of receipt, unless Greenidge decides to retain its newly earned bitcoin in connection with its bitcoin retention strategy.
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
To the extent a contract is canceled, the Company assesses whether there are any remaining goods or services to be provided after cancellation. If there are any remaining goods or services to be provided, the Company follows the guidance under ASC 606 for contract modifications. If there are no remaining goods or services to be provided, the Company considers whether consideration received is refundable or nonrefundable. To the extent consideration received is refundable, the Company recognizes a refund liability, otherwise, it recognizes revenue for the consideration received.
Digital assets
Digital assets are comprised of bitcoin earned as noncash consideration in exchange for providing hash computations for a mining pool, which are accounted for in connection with the Company’s revenue recognition policy previously disclosed. Digital assets are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital assets to support operations within the next twelve months.
The Company adopted ASU 2023-08 during the second quarter of 2024 with an effective date of January 1, 2024. As a result of adopting ASU 2023-08, the Company measures digital assets at fair value as of each reporting period based on UTC closing prices at period-end on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin.
Gains and losses resulting from remeasurements are included within Loss (gain) on digital assets in the consolidated statements of operations and comprehensive loss. Gains and losses resulting from the sale of bitcoin, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within Loss (gain) on digital assets in the consolidated statements of operations and comprehensive loss.
Digital assets received by the Company as noncash consideration are included within operating activities on the consolidated statements of cash flows as substantially all of the Company’s digital asset production is sold within days of being produced. To the extent the Company holds bitcoin for more than a few days, proceeds from the sale of bitcoin are included within investing activities on the consolidated statements of cash flows.
Prior to the adoption of ASU 2023-08, the Company accounted for digital assets as intangible assets with an indefinite useful life, which are not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. The Company performed an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicated that it was more likely than not that its digital assets were impaired. Digital assets were considered impaired if the carrying value was greater than the lowest intraday quoted price at any time during the period. For quoted prices, the Company used daily exchange data from its principal market. Subsequent reversal of impairment losses were not permitted.
Recent Accounting Pronouncements, Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is required to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. ASU 2024-01 clarifies ASC 718 scope application for profits interest and similar awards by adding illustrative examples. This guidance becomes effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concept Statements. ASU 2024-02 removes references to various Concept Statements. This ASU is effective for fiscal years beginning after December 15, 2024. Early application of the amendments in the ASU is permitted. ASU 2024-02 can be applied prospectively or retrospectively. The Company is currently evaluating this guidance to determine the impact, but does not expect it to have a material impact on its Condensed Consolidated Financial Statements and related disclosures.
Recent Accounting Pronouncements, Adopted
In December 2023, the FASB issued ASU No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets ("ASU 2023-08"), which is intended to improve the accounting for and disclosure of crypto assets. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company elected to adopt ASU 2023-08 effective January 1, 2024. As a result of adoption, the Company recorded a cumulative-effect adjustment to its Accumulated deficit balance of approximately $0.02 million as of January 1, 2024, as a result of recognizing its bitcoin held as of January 1, 2024, at fair value.

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
The contract for Support.com’s largest customer was not renewed upon expiration on December 31, 2022. As a result of this material change in the business, management and the board of directors made the determination to consider various alternatives for Support.com, including the disposition of assets. At December 31, 2022, the Company classified the Support.com business as held for sale and discontinued operations in the condensed consolidated financial statements as a result of its strategic shift to strictly focus on its cryptocurrency datacenter and power generation operations.

In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into a purchase and sale agreement with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com have been presented as current at June 30, 2024 and December 31, 2023. The remaining assets and liabilities consist primarily of remaining prepaid expenses and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.

Major classes of assets and liabilities consist of the following:

$ in thousands	June 30, 2024	December 31, 2023
Assets:
Prepaid expenses and other current assets	$30	$47
Current assets held for sale	30	47

Other assets	456	454
Long-term assets held for sale	456	454
Loss on classification to held for sale	(486)	(501)
Assets held for sale	—	—

Liabilities:
Accounts payable	8	21
Accrued expenses	306	462
Current liabilities held for sale	$314	$483

Financial results from discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2024	2023	2024	2023
Revenue	$—	$1,724	$—	$3,845
Cost of revenue - services and other (exclusive of depreciation and amortization)	—	(1,574)	—	(3,468)
Selling, general and administrative	(71)	(845)	8	(1,912)
Merger and other costs	—	(379)	—	(530)
Gain on asset disposal	—	762	—	4,162
Gain (loss) on assets classified as held for sale	5	—	11	(1,735)
Other income (loss), net	3	23	12	20
Income from discontinued operations, net of tax	$(63)	$(289)	$31	$382

The Company’s effective income tax rate from discontinued operations for the three months ended June 30, 2024 and 2023 was 0% and 0%, respectively, and for the six months ended June 30, 2024 and 2023 was 0% and 0%, respectively.
4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023:

$ in thousands	Estimated Useful Lives	June 30, 2024	December 31, 2023
Plant infrastructure	10 years	$1,367	$1,367
Miners	3 years	32,069	32,195
Miner facility infrastructure	10 years	10,253	8,154
Land	N/A	9,136	7,679
Equipment	5 years	45	45
Construction in process	N/A	6,481	6,229
		59,351	55,669
Less: Accumulated depreciation		(17,093)	(10,574)
		$42,258	$45,095

Total depreciation expense was $3.3 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively and $6.5 million and $7.0 million six months ended June 30, 2024 and 2023, respectively.
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

5. DEBT
The following table provides information on the Company’s debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	June 30, 2024	December 31, 2023
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$72,200	$72,200
Total Debt					72,200	72,200
Less: Debt discount and issue costs					(2,961)	(3,490)
Total debt at book value					69,239	68,710
Less: Current portion					—	—
Long-term debt, net of current portion and deferred financing fees					$69,239	$68,710
The Company incurred interest expense of $1.8 million and $3.1 million during the three months ended June 30, 2024 and 2023, respectively, under the terms of these notes payable. The Company incurred interest expense of $3.6 million and $6.7 million during the six months ended June 30, 2024 and 2023, respectively, under the terms of these notes payable and other financings that were extinguished during the year ended December 31, 2023.
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of 8.50% Senior Notes due October 2026 (the "Notes") pursuant to the Company’s registration statement on Form S-1. Interest on the Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Notes trade on the Nasdaq Global Select Market under the symbol "GREEL."
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
Minimum future principal payments on debt at June 30, 2024 were as follows:

$ in thousands
Remainder of 2024	$—
2025	—
2026	72,200
2027	—
2028	—
Total	$72,200
Fair Value Disclosure
The notional value and estimated fair value of the Company’s debt totaled $72.2 million and $33.2 million, respectively at June 30, 2024 and $72.2 million and $29.3 million, respectively at December 31, 2023. The notional value does not include unamortized discounts on debt issuance costs of $3.0 million and $3.5 million at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Company's 8.50% senior secured notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock (In thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(5,505)	$(9,753)	$(9,543)	$(18,595)
(Loss) Income from discontinued operations, net of tax	(63)	(289)	31	382
Net loss	$(5,568)	$(10,042)	$(9,512)	$(18,213)
Denominator
Basic weighted average shares outstanding	9,966	6,399	9,730	5,874
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	9,966	6,399	9,730	5,874

Net (loss) income per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(0.55)	$(1.52)	$(0.98)	$(3.17)
(Loss) income per share from discontinued operations, basic and diluted	(0.01)	(0.05)	0.00	0.07
Net loss per share, basic and diluted	$(0.56)	$(1.57)	$(0.98)	$(3.10)
For the three and six months ended June 30, 2024 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

Anti-dilutive securities	June 30, 2024	June 30, 2023
Restricted stock units	149	12
Common shares issuable upon exercise of stock options	483	363
Common shares issuable upon exercise of warrants	1,441	—
Total	2,073	375

7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company’s 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. For the three months ended June 30, 2024, no additional shares had been granted under the 2021 Equity Plan. In October 2022, the Company registered 307,684 shares of Class A common stock, outside the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock options inducement grants.
RSAs and RSUs
Restricted stock awards ("RSA") are generally granted with an eligible vesting range from upon grant to over a three-year period. Restricted stock unit ("RSU") awards are generally eligible to vest over a three-year period.
The Company’s unvested RSA and RSU award activity for the six months ended June 30, 2024 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	9,116	$62.99
Granted	293,386	$4.08
Vested	(152,099)	$8.18
Forfeited	(1,337)	$3.74
Unvested at June 30, 2024	149,066	$3.47
The value of RSA and RSU grants are measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2024, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.41 years.
Common Stock Options
The Company’s common stock options activity for the six months ended June 30, 2024 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	458,982	$16.59
Granted	25,000	$3.00
Forfeited	(266)	$62.50
Expired	(824)	$64.01
Outstanding at June 30, 2024	482,892	$15.79	8.43	$—
Exercisable as of June 30, 2024	233,506	$22.95	7.94	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2024, there was approximately $1.2 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.78 years.

On April 26, 2024, the Company entered into a Release Agreement with a former employee to allow for an acceleration of vesting of remaining unvested options and extended post termination exercise period. The stock option modification resulted in $0.2 million of incremental compensation cost for the three and six months ended June 30, 2024, which was calculated using the Black-Scholes option-pricing model. The following assumptions were used for the Black-Scholes valuation: risk-free rate of 4.67%, expected life of 8.46 years, exercise price of $13.20, annualized volatility of 133.96%, and a dividend rate of 0%.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.3 million and $0.6 million during the three months ended June 30, 2024 and 2023, respectively and $1.4 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three and six months ended June 30, 2024 was 0% which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pretax losses of the U.S. operations in the three and six months ended June 30, 2024.
The effective tax rate for the three and six months ended June 30, 2023 was 0% which was lower than the statutory rate of 21% primarily related to historical net operating loss carryforwards of the Support.com business that was acquired in 2021, due to the reduced profitability caused by the declines in the price of bitcoin and the increased power costs.
9. STOCKHOLDERS’ DEFICIT
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
From the Effective Date to June 30, 2024, Greenidge issued 549,285 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $8.0 million, net of discounts, of which there were 45,269 shares issued for aggregate proceeds of $0.3 million, net of discounts, during the six months ended June 30, 2024. There were no shares issued during the three months ended June 30, 2024. The Equity Purchase Agreement automatically terminated pursuant to its terms on April 28, 2024.
On July 30, 2024, Greenidge entered into the Common Stock Purchase Agreement and related registration rights agreement with B. Riley Principal II, an affiliate of B. Riley Principal, pursuant to which Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month term of the Common Stock Purchase Agreement. See Note 16, "Subsequent Events", for further details.
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
From October 1, 2022 through August 9, 2024, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued for the three or six months ended June 30, 2024.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the six months ended June 30, 2024, which resulted in the issuance of 810,205 shares of common stock. In addition, the Company issued to Armistice a five (5) year Class A common stock purchase warrant entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”).
The pre-funded and common stock warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the pre-funded warrant at issuance, concluding that its sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the common stock and pre-funded warrant, including approximately $2.0 million allocated to the pre-funded warrant and recorded as a component of additional paid-in capital. The Company valued the common stock warrant using the Black-Scholes-Merton option pricing model and recorded as a component of additional paid-in capital with an allocated amount of $2.8 million. By analogy to ASC 505-20-30-3, the Company would have recorded a charge to retained earnings, however, as the Company is in a deficit position it was recorded as a component of additional paid-in capital.
Warrants
The following table summarizes the Company’s warrant activity:

	Number of warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	180,000	$7.00
Issued	2,070,710	3.20
Exercised	(810,205)	0.0001
Warrants outstanding at June 30, 2024	1,440,505	$5.47
The following table summarizes information about warrants outstanding at June 30, 2024:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
December 2023 Warrants	180,000	180,000	$7.00	December 11, 2024
February 2024 Warrants	1,260,505	—	$5.25	August 14, 2029
	1,440,505	180,000
10. COMMITMENTS AND CONTINGENCIES
Legal Matters

From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.

Environmental Liabilities

The Company has a CCR liability associated with the closure of a coal ash pond located on the Company’s property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of June 30, 2024 and December 31, 2023, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next five years. Current estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to changes in remediation requirements regarding CCRs, which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $12.9 million as of June 30, 2024 and December 31, 2023. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%.

Commitments

The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 51% and 66% of the company’s revenue during the three months ended June 30, 2024 and 2023, respectively, as well as 49% and 56% of the company’s revenue during the six months ended June 30, 2024 and 2023, respectively.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 37% and 27% of total revenue for the three months ended June 30, 2024 and 2023, respectively, and 36% and 30% for the six months ended June 30, 2024 and 2023, respectively.

The Company has one major power customer, NYISO, that accounted for 11% and 7% of its revenue for the three months ended June 30, 2024 and 2023, respectively, and 14% and 9% for the six months ended June 30, 2024 and 2023, respectively.
The Company has one natural gas vendor that accounted for approximately 27% and 21% of cost of revenue for the three months ended June 30, 2024 and 2023, respectively, and 37% and 31% for the six months ended June 30, 2024 and 2023, respectively.
The Company has one major provider of hosting services for its self-mining operation that accounted for approximately 11% and 17% of cost of revenue for the three months ended June 30, 2024 and 2023, respectively, and 18% and 9% of cost of revenue for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, the contract with the Company’s major provider of hosting services for its self-mining operation was terminated. As a result, the Company deployed the miners operated at the host’s site to sites they operate as part of its self-mining operations.
12. RELATED PARTY TRANSACTIONS
Letters of Credit
Atlas, our controlling shareholder and a related party, obtained a letter of credit from a financial institution in the amount of $5.0 million at June 30, 2024 and December 31, 2023, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at June 30, 2024 and December 31, 2023, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Mississippi Expansion
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, of which $1.1 million was paid during the six months ended June 30, 2024 and $0.4 million paid in August 2024, which is included in related party payables in the accompanying unaudited consolidated balance sheet as of June 30, 2024. This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and we deployed 7.5 MW of miners on the property in the second quarter of 2024.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the quarter ended June 30, 2024.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

$ in thousands	June 30, 2024	December 31, 2023
Prepaid expenses:
Electric deposits	$273	$—
Prepaid insurance	655	2,818
Warrant asset	57	477
Other	768	569
Total	$1,753	$3,864

Accrued expenses:
Accrued interest	$1,026	$1,026
Other	3,703	5,090
Total	$4,729	$6,116
Greenidge had the following noncash investing and financing activities:

	Six Months Ended June 30,
$ in thousands	2024	2023
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$22	$—
Property and equipment purchases in accounts payable	$2,557	$1,860
Common stock issued for amendment fee to lender	$—	$1,000
Common stock issued for professional services	$—	$250
Exchange of assets for reduction in debt	$—	$49,950
Exchange of coupons for reduction in debt	$—	$1,152
Exchange of equipment deposits for reduction in debt	$—	$7,381
Accrued interest added to debt principal	$—	$592
The following table provides supplemental cash flow information for cash paid for interest:

	Six Months Ended June 30,
$ in thousands	2024	2023
Cash paid for interest	$3,069	$3,908
14. DIGITAL ASSETS
The following table presents our bitcoin holdings as of June 30, 2024 and December 31, 2023 (in thousands, except bitcoin held):

Digital assets holdings	June 30, 2024	December 31, 2023
Number of bitcoin held	15.3	8.7
Carrying basis of bitcoin	$1,003	$347
Fair Value of bitcoin	$961	$369
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The carrying amount for 8.7 bitcoin held as of December 31, 2023 was determined on the "cost-less-impairment" basis prior to the adoption of ASU 2023-08.

The following table represents a reconciliation of the fair values of our digital assets (in thousands):

Digital assets:	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance at fair value	$356	$369
Additions	4,775	11,774
Dispositions	(4,159)	(11,230)
Gain (loss) on digital assets	(11)	48
Ending balance	$961	$961
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2024, the Company held no other digital assets.
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
As of June 30, 2024, and December 31, 2023, the carrying amount of accounts receivable, prepaid expenses and other assets, income tax receivable, emissions and carbon offset credits, income tax receivable, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$477	$477

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$961	$—	$—	$961
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$57	$57
Warrant Asset
The fair value of the warrant asset was estimated by utilizing a Black-Scholes-Merton option pricing model. The inputs into the Black-Scholes-Merton option pricing model included significant unobservable inputs. The following table provides quantitative information regarding the Level 3 fair value inputs:

	June 30, 2024	December 31, 2023
Stock Price	$3.10	$4.83
Risk-free interest rate	5.21%	5.14%
Volatility	67.09%	172.64%
Remaining term (in years)	0.50	1.00
Expected dividend yield	—%	—%
Assets Measured on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. This includes the evaluation of long-lived assets. Where an indication of an impairment exists, the Company’s estimates of fair value of long-lived assets require the use of significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might impact the long-lived assets’ operations in the future and are therefore uncertain.
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

There were no impairment charges for the three months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net. There were no impairment charges for the six months ended June 30, 2023.

16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through August 14, 2024, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC
On July 30, 2024, the Company entered into the Common Stock Purchase Agreement and a related registration rights agreement, each dated as of July 30, 2024, with B. Riley Principal Capital II. Upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement, the Company will have the right, in its sole discretion, to sell to B. Riley Principal Capital II up to $20,000,000 of newly issued shares of the Company’s Class A common stock, subject to certain conditions and limitations contained in the Common Stock Purchase Agreement, from time to time during the 36-month term of the Purchase Agreement. Sales of Class A common stock by the Company to B. Riley Principal Capital II pursuant to the Common Stock Purchase Agreement, and the timing of any such sales, are solely at the option of the Company, and the Company is under no obligation to sell any securities to B. Riley Principal Capital II under the Common Stock Purchase Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc. (“Greenidge”), together with its consolidated subsidiaries (the “Company”) for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge“, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility"), the Town of Columbia, Mississippi (the "Mississippi Facility"), and lease property for purposes of operating a cryptocurrency datacenter in the Town of Underwood, North Dakota (the "North Dakota Facility" and, together with the New York Facility, Mississippi Facility, and a facility in Spartanburg, South Carolina (the "South Carolina Facility", and collectively, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from four primary sources: (1) datacenter hosting, which we commenced on January 30, 2023, (2) cryptocurrency mining, (3) power and capacity, and (4) engineering procurement and construction management.
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
Our datacenter operations consists of approximately 28,910 miners with approximately 3.0 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, is associated with datacenter hosting and 10,710 miners, or 1.2 EH/s is associated with our cryptocurrency mining. In 2023, prior to the South Carolina transaction, our datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, were associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, were associated with Greenidge’s cryptocurrency mining.
Recent Developments
In the first six months of 2024, Greenidge has made significant efforts to reduce costs, leading to selling, general and administrative expense reductions of $6.4 million compared to the same period in 2023. Greenidge also reported a reduction in operating costs for its Bitcoin mining operations in the second quarter of 2024, when compared to the first quarter of 2024, while expanding its footprint.
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas, our controlling shareholder and a related party. The purchase price was $1.45 million, of which $1.1 million was paid during the six months ended June 30, 2024 and $0.4 million paid in August 2024. This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024, and we deployed 7.5 MW of miners on the property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
The Company’s successfully executed the June 2024 planned maintenance outage of the New York Facility and relocation of owned miners from third-party operated sites to Company-operated facilities in the second quarter of 2024 resulted in the Company’s miners being non-operational for a period. The Company anticipates such actions will positively impact its profitability in the near term by reducing operational costs and maintaining elevated uptime levels. The Company also continues to explore additional opportunities to further streamline operations and improve efficiency across its business units.

In July 2024, the Company announced the launch of its Pod X portable cryptocurrency mining infrastructure solution, which is deployed at the Company's facilities across the country and reflects a culmination of the Company's experience in maintaining optimal temperature control and uptime using portable mining equipment.
On August 1, 2024, the Company announced its new bitcoin self-mining retention strategy, which enables it to accumulate bitcoin from its owned miners in order to increase its bitcoin holdings.
Discontinued Operations
The contract with Support.com’s largest customer expired on December 31, 2022 and was not renewed. As a result, we have classified the Support.com business as held for sale and discontinued operations in these condensed consolidated financial statements as a result of management and the board of directors making a decision to pursue alternatives for the Support.com business and to strictly focus on its cryptocurrency mining, datacenter hosting and power generation operations. See Note 3, "Discontinued Operations" of our unaudited condensed consolidated financial statements for additional information.
Growth Opportunities
We view our growth opportunities as primarily related to the following areas:
•Acquisition of properties with low-cost power
•Development of owned properties for artificial intelligence ("AI")/graphics processing unit ("GPU") data center, bitcoin self-mining and bitcoin hosting
•Sale of owned properties for AI/GPU data center construction
•Infrastructure services and development for AI and high-performance computing ("HPC")
•Purchase and deployment of GPUs for AI and HPC
•Sale of Greenidge Pod X infrastructure solutions for miners
•Engineering Procurement and Construction Management ("EPCM") contracts
•Purchase and deployment of high efficiency bitcoin mining rigs
•Hosting services for bitcoin mining
•Acquisition of private bitcoin mining companies
The Company is actively pursuing the acquisition of additional properties with access to low-cost power and appropriate size to allow for efficient expansion of AI/GPU data centers and/or bitcoin mining facilities, such as the Columbus property. The growth of AI and HPC will provide significant demand for development of future data centers utilizing large amounts of energy. We currently have significant infrastructure on hand to reduce the cost of site development for various future projects. All current and future properties will be simultaneously evaluated for internal development or outright sales.
The Company has purchased GPUs for a pilot program related to the rental of computing power for AI and HPC. We are utilizing the pilot program to ensure our investments in the AI/GPU data center space efficiently utilize capital to align with the anticipated growth and demand for our offerings.
The Company is continuing to develop and market its EPCM services in order to provide greater short-term growth. We believe feedback from previous and current clients has shown that we offer a superior product with respect to the development of bitcoin mining facilities.
We will also continue to evaluate the benefits of finding accretive acquisitions, specifically in the bitcoin mining sector.
Title V Air Permit
In late June 2022, the New York State Department of Environmental Conservation ("NYSDEC") announced its denial of the Title V Air Permit renewal for our New York Facility. We filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling with respect to the status of the parties and certain issues to be adjudicated in the hearing. We submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, our interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7, which rendered NYSDEC’s decision final for purposes of seeking judicial review. We have four months from May 8, 2024 to continue to operate the New York Facility uninterrupted under a State Administrative Procedures Act extension, in full compliance with our existing Title V Air Permit, and to bring an action challenging the denial of our permit renewal application. While no further adjudication proceedings have been scheduled to date, we intend to challenge the June 2022 non-renewal and simultaneously bring a request for temporary restraining order/preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation. This challenge will cause us to incur additional costs and result in the diversion of management attention, which could adversely affect our business, financial condition and results of operations. We expect that the judicial proceedings related to the challenge of NYSDEC’s denial of our Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that our efforts will be successful. Our inability to secure a temporary restraining order or preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation or to otherwise succeed in securing a renewal of our Title V Air Permit for the New York Facility could have a material adverse effect on us and our ability to continue operating as a going concern. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

Results from Continuing Operations - Three Months Ended June 30, 2024
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended June 30, 2024 versus the three months ended June 30, 2023, unless otherwise specified.

	Three Months Ended June 30,		Variance
	2024	2023	$	%
REVENUE:
Datacenter hosting	$6,645	$9,660	$(3,015)	(31)%
Cryptocurrency mining revenue	4,775	3,980	795	20%
Power and capacity	1,487	1,070	417	39%
EPCM consulting services	150	—	150	N/A
Total revenue	13,057	14,710	(1,653)	(11)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	9,316	11,141	(1,825)	(16)%
Selling, general and administrative	4,177	7,049	(2,872)	(41)%
Depreciation	3,285	3,165	120	4%
Loss on digital assets	11	—	11	N/A
Gain on sale of assets	(32)	(8)	(24)	300%
Total operating costs and expenses	16,757	21,347	(4,590)	(22)%
Operating loss	(3,700)	(6,637)	2,937	(44)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,805)	(3,112)	1,307	(42)%
Other expense, net	—	(4)	4	(100)%
Total other expense, net	(1,805)	(3,116)	1,311	(42)%
Loss from continuing operations before income taxes	(5,505)	(9,753)	4,248	(44)%
Benefit from income taxes	—	—	—	N/A
Net loss from continuing operations	$(5,505)	$(9,753)	$4,248	(44)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(3,732)	$(6,100)	$2,368	(39)%
Adjusted operating margin from continuing operations	(28.6)%	(41.5)%
Adjusted net loss from continuing operations	$(5,537)	$(9,216)	$3,679	(40)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(415)	$(3,476)	$3,061	(88)%
as a percent of revenues	(3.2)%	(23.6)%
Adjusted EBITDA (loss) from continuing operations	$(136)	$(2,371)	$2,235	(94)%
as a percent of revenues	(1.0)%	(16.1)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management’s Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Revenue
Datacenter hosting revenue	$6,645	$9,660	$(3,015)	(31)%
Cryptocurrency mining revenue	4,775	3,980	795	20%
Power and capacity	1,487	1,070	417	39%
EPCM consulting services	150	—	150	N/A
Total revenue	$13,057	$14,710	$(1,653)	(11)%
Components of revenue as % of total
Datacenter hosting	51%	66%
Cryptocurrency mining	37%	27%
Power and capacity	11%	7%
EPCM consulting services	1%	—%
Total revenue	100%	100%
MWh
Datacenter hosting	100,788	135,161	(34,373)	(25)%
Cryptocurrency mining	44,566	35,150	9,416	27%
Power and capacity	27,332	23,523	3,809	16%
Revenue per MWh
Datacenter hosting	$66	$71	$(5)	(7)%
Cryptocurrency mining	$107	$113	$(6)	(5)%
Power and capacity	$54	$45	$9	20%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$4,685	$6,727	$(2,042)	(30)%
Cryptocurrency mining	$3,234	$2,933	$301	10%
Power and capacity	$1,297	$1,481	$(184)	(12)%
EPCM consulting services	$100	$—	$100	N/A
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$46	$50	$(4)	(8)%
Cryptocurrency mining	$73	$83	$(10)	(12)%
Power and capacity	$47	$63	$(16)	(25)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	144	527	(383)	(73)%
Cryptocurrency mining	73	143	(70)	(49)%
Total bitcoins produced	217	670	(453)	(68)%

Average bitcoin price	$65,773	$28,038	$37,735	135%
Average active hash rate (EH/s) Company-owned miners	737,654	577,090	160,564	28%
Average active hash rate (EH/s) Hosted miners	1,512,430	2,065,269	(552,839)	(27)%
Average difficulty	84.8 T	49.5 T	35.3 T	71%

Revenue

On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. In November 2023, we sold the South Carolina Facility, which was part of our datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the second quarter of 2023. In the second quarter of 2024, the hosting agreements to operate miners at third party sites were terminated. As a result, we deployed miners operated at the host’s sites to our own self-mining sites. At June 30, 2024, Greenidge datacenter operations consisted of approximately 28,910miners with approximately 3.0 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 10,710 miners, or 1.2 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue increased $0.8 million, or 20%, to $4.8 million. We estimate that approximately 69% of the increase was due to the increase in the average price of bitcoin, which was partially offset by 49% as a result of the increase in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024. Bitcoin mining difficulty was 71% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 135% higher and our average hash rate increased 28%.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
Bitmain S21	10
10,710

As of June 30, 2024, our fleet of miners ranged in age from 0.2 to 2.8 years and had an average age of approximately 2.10 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2024, our fleet of miners ranged in efficiency from approximately 18.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 28.7 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended June 30, 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended June 30, 2024
Cost to mine one bitcoin(1)	$44,301
Value of each bitcoin mined(2)	$65,411
Cost to mine one bitcoin as % of value of bitcoin mined	67.7%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and the South Carolina Facility during the 2023 comparative period, prior to the sale of the facility on November 15, 2023. We generated revenue of $6.6 million for the three months ended June 30, 2024 and $9.7 million for the three months ended June 30, 2023. This decrease of $3.0 million was mainly due to the sale of the South Carolina Facility and partially offset by the increase in price of bitcoin. In addition, we managed approximately 1.5 EH/s of average active hash rate in our hosting services, of which produced approximately 144 bitcoins.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator ("NYISO"). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $0.4 million, or 39%, to $1.5 million during the three months ended June 30, 2024. We estimate that higher average power and capacity prices and higher power and capacity sales volume caused revenue increases of approximately 23% and 16%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Three Months Ended June 30,		Variance
	2024	2023	$	%
Datacenter hosting	$4,685	$6,727	$(2,042)	(30)%
Cryptocurrency mining	3,234	2,933	301	10%
Power and capacity	1,297	1,481	(184)	(12)%
EPCM consulting services	100	—	100	N/A
Total cost of revenue (exclusive of depreciation)	$9,316	$11,141	$(1,825)	(16)%
As a percentage of total revenue	71.3%	75.7%
Total cost of revenue, exclusive of depreciation, decreased $1.8 million, or 16%, to $9.3 million during the three months ended June 30, 2024 as compared to the prior year period. We estimate the decrease is comprised of approximately 13% due to the lower utilization of electricity involved in production as a result of the sale of our South Carolina facility in the fourth quarter of 2023 and 8% due to fewer monthly hosting fees paid to third parties for hosting company owned miners. These decreases were partially offset by a 2% increase in pipeline transportation costs and another 2% due to a rise in the usage of natural gas.
The significant portions of cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue decreased due to lower natural gas costs, while MWh utilized by cryptocurrency mining increased due to the transition away from the Hosting Agreements during the three months ended June 30, 2024.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.9 million, or 41%, to $4.2 million for the three months ended June 30, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:

•Total payroll and benefits and other employee costs decreased approximately $1.1 million in the second quarter of 2024 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost reduction efforts that occurred in 2023 as well as a decrease in incentive compensation; and

•Total restructuring costs decreased approximately $0.7 million in the second quarter of 2024 compared to the prior year period, mainly as a result of non-recurring restructuring that occurred in the prior year; and

•Total administrative overhead costs decreased approximately $0.5 million in the second quarter of 2024 compared to the prior year period, primarily related to taxes and fees; and

•Total insurance expense decreased approximately $0.3 million in the second quarter of 2024 compared to the prior year period, as a result of a decline in coverage costs related to umbrella, property, and liability policies due to a lower asset base; and

•Total stock compensation decreased approximately $0.3 million in the second quarter of 2024 compared to the prior year period, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, as well as a decline in amortized expense relating to options granted in prior periods.
Depreciation
Depreciation expense increased $0.1 million, or 4%, to $3.3 million for the three months ended June 30, 2024 as compared to the prior year period, due to a higher asset base resulting from the purchase of additional miners in 2024.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended June 30, 2024 of $3.7 million compared with an operating loss of $6.6 million in the three months ended June 30, 2023. The favorable variance of $2.9 million is primarily related to cost savings related to selling, general, and administrative expenses.
Adjusted loss from operations was $3.7 million for the three months ended June 30, 2024 as compared to adjusted loss from operations of $6.1 million in the three months ended June 30, 2023. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the three months ended June 30, 2024, Greenidge incurred a decrease of $1.3 million, or 42%, to $1.8 million of other expense due to a reduction in interest expense of $1.3 million. The decrease is a result of the reductions in debt that occurred in the first and fourth quarters of 2023.
Benefit from income taxes
Our effective tax rate for the three months ended June 30, 2024 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the three months ended June 30, 2023 was 0%, which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $5.5 million for the three months ended June 30, 2024 as compared to a net loss of $9.8 million for the three months ended June 30, 2023.
On an adjusted basis, excluding the impact of a gain on sale of assets and debt restructure costs, adjusted net loss during the three months ended June 30, 2024 would have been $5.5 million as compared to $9.2 million in the same period in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $0.2 million, or 78%, to $0.1 million for the three months ended June 30, 2024. The decrease is primarily related to the closing of operations.
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

	Three Months Ended June 30,		Variance
	2024	2023	$	%
Adjusted operating (loss) income from continuing operations
Operating (loss) income from continuing operations	$(3,700)	$(6,637)	$2,937	(44)%
Gain on sale of assets	(32)	(8)	(24)	300%
Restructuring costs	—	545	(545)	(100)%
Adjusted operating (loss) income from continuing operations	$(3,732)	$(6,100)	$2,368	(39)%
Adjusted operating margin	(28.6%)	(41.5%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(5,505)	$(9,753)	$4,248	(44)%
Gain on sale of assets, after tax	(32)	(8)	(24)	300%
Restructuring costs, after tax	—	545	(545)	(100)%
Adjusted net loss from continuing operations	$(5,537)	$(9,216)	$3,679	(40)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(5,505)	$(9,753)	$4,248	(44)%
Interest expense, net	1,805	3,112	(1,307)	(42)%
Depreciation	3,285	3,165	120	4%
EBITDA (loss) from continuing operations	(415)	(3,476)	3,061	(88)%
Stock-based compensation	311	568	(257)	(45)%
Gain on sale of assets	(32)	(8)	(24)	300%
Restructuring costs	—	545	(545)	(100)%
Adjusted EBITDA (loss) from continuing operations	$(136)	$(2,371)	$2,235	(94)%
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

Results from Continuing Operations - Six Months Ended June 30, 2024
The following table sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the six months ended June 30, 2024 versus the six months ended June 30, 2023, unless otherwise specified.

	Six Months Ended June 30,		Variance
	2024	2023	$	%
REVENUE:
Datacenter hosting	$15,757	$16,604	$(847)	(5)%
Cryptocurrency mining revenue	11,774	10,431	1,343	13%
Power and capacity	4,524	2,832	1,692	60%
EPCM consulting services	335	—	335	N/A
Total revenue	32,390	29,867	2,523	8%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	21,634	20,876	758	4%
Depreciation	6,519	6,985	(466)	(7)%
Selling, general and administrative	9,664	16,062	(6,398)	(40)%
Impairment of long-lived assets	169	—	169	N/A
Loss (gain) on digital assets	(48)	—	(48)	N/A
Gain on sale of assets	(32)	(1,752)	1,720	(98)%
Total operating costs and expenses	37,906	42,171	(4,265)	(10)%
Operating loss	(5,516)	(12,304)	6,788	(55)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3,607)	(6,685)	3,078	(46)%
Gain on sale of digital assets	—	398	(398)	(100)%
Change in fair value of warrant asset	(420)	—	(420)	N/A
Other expense, net	—	(4)	4	(100)%
Total other expense, net	(4,027)	(6,291)	2,264	(36)%
Loss from continuing operations before income taxes	(9,543)	(18,595)	9,052	(49)%
Benefit from income taxes	—	—	—	N/A
Net loss from continuing operations	$(9,543)	$(18,595)	$9,052	(49)%

Adjusted Amounts (a)
Adjusted operating (loss) income from continuing operations	$(4,959)	$(11,894)	$6,935	(58)%
Adjusted operating margin from continuing operations	(15.3)%	(39.8)%
Adjusted net loss from continuing operations	$(8,986)	$(18,185)	$9,199	(51)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$583	$(4,925)	$5,508	(112)%
as a percent of revenues	1.8%	(16.5)%
Adjusted EBITDA (loss) from continuing operations	$2,521	$(3,466)	$5,987	(173)%
as a percent of revenues	7.8%	(11.6)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Key Metrics

The following table provides a summary of key metrics related to the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Revenue
Datacenter hosting revenue	$15,757	$16,604	$(847)	(5)%
Cryptocurrency mining revenue	11,774	10,431	1,343	13%
Power and capacity	4,524	2,832	1,692	60%
EPCM consulting services	335	—	335	N/A
Total revenue	$32,390	$29,867	$2,523	8%
Components of revenue as % of total
Datacenter hosting	49%	56%
Cryptocurrency mining	36%	35%
Power and capacity	14%	9%
EPCM consulting services	1%	—%
Total revenue	100%	100%
MWh
Datacenter hosting	211,662	226,140	(14,478)	(6)%
Cryptocurrency mining	90,909	94,783	(3,874)	(4)%
Power and capacity	74,767	53,715	21,052	39%
Revenue per MWh
Datacenter hosting	$74	$73	$1	1%
Cryptocurrency mining	$130	$110	$20	18%
Power and capacity	$61	$53	$8	15%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$11,703	$11,398	$305	3%
Cryptocurrency mining	$6,905	$6,181	$724	12%
Power and capacity	$2,843	$3,297	$(454)	(14)%
EPCM consulting services	$183	$—	$183	N/A
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$55	$50	$5	10%
Cryptocurrency mining	$76	$65	$11	17%
Power and capacity	$38	$61	$(23)	(38)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	419	919	(500)	(54)%
Cryptocurrency mining	207	449	(242)	(54)%
Total bitcoins produced	626	1,368	(742)	(54)%

Average bitcoin price	$59,516	$25,468	$34,048	134%
Average active hash rate (EH/s) Company-owned miners	789,662	786,713	2,949	—%
Average active hash rate (EH/s) Hosted miners	1,624,579	1,749,004	(124,425)	(7)%
Average difficulty	81.1 T	44.9 T	36.2 T	81%

Revenue
On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. In November 2023, we sold the South Carolina Facility, which was part of our datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. In the second quarter of 2023, the hosting agreements to operate miners at third party sites were terminated. As a result, we deployed miners operated at the host’s site to our own self-mining sites. At June 30, 2024, Greenidge datacenter operations consisted of approximately 28,910 miners with approximately 3.0 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 10,710 miners, or 1.2 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue increased $1.3 million, or 13%, to $11.8 million. We estimate that approximately 72% of the increase was due to the increase in the average price of bitcoin, which was partially offset by 59% as a result of the increase in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024. Bitcoin mining difficulty was 81% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 134% higher and our average hash rate increased less than 1%.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
Bitmain S21	10
10,710

As of June 30, 2024, our fleet of miners ranged in age from 0.2 to 2.8 years and had an average age of approximately 2.10 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2024, our fleet of miners ranged in efficiency from approximately 18.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 28.7 J/TH.

The table below presents the average cost of mining each bitcoin for the six months ended June 30, 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Six Months Ended June 30, 2024
Cost to mine one bitcoin(1)	$33,357
Value of each bitcoin mined(2)	$56,879
Cost to mine one bitcoin as % of value of bitcoin mined	58.6%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and the South Carolina Facility during the 2023 comparative period, prior to the sale of the facility on November 15, 2023. We generated revenue of $15.8 million for the first six months of 2024 and $16.6 million for the first six months of 2023. Approximately $4.7 million of this decrease is a result of the sale of the South Carolina in November 2023, which was partially offset by an increase in the price of bitcoin during the six months ended June 30, 2024 as compared to the prior year. In addition, we managed approximately 1.5 EH/s of average active hash rate in our hosting services, of which produced approximately 144 bitcoins.
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
Our power and capacity revenue increased $1.7 million, or 60%, to $4.5 million during the six months ended June 30, 2024. We estimate that higher power and capacity sales volume due to higher average power and capacity prices caused revenue increases of approximately 39% and 21%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Six Months Ended June 30,		Variance
	2024	2023	$	%
Datacenter hosting	$11,703	$11,398	$305	3%
Cryptocurrency mining	6,905	6,181	724	12%
Power and capacity	2,843	3,297	(454)	(14)%
EPCM consulting services	183	—	183	N/A
Total cost of revenue (exclusive of depreciation)	$21,634	$20,876	$758	4%
As a percentage of total revenue	66.8%	69.9%
Total cost of revenue, exclusive of depreciation, increased $0.8 million, or 4%, to $21.6 million during the six months ended June 30, 2024 as compared to the prior year period. We estimate the increase is comprised of approximately 7% due to higher natural gas costs for Datacenter Hosting and approximately another 7% due to the increase in costs associated with emissions, along with 5% due to monthly hosting fees paid to third parties for hosting company owned miners. This was partially offset by 17% due to the decrease in electricity utilization within production, mainly as a result of the sale of the facility in South Carolina.
The significant portions of cost of revenue are allocated between datacenter hosting, cryptocurrency mining and power and capacity based on MWh used by each. Power and capacity Cost of revenue declined due to lower natural gas costs, while MWh utilized by cryptocurrency mining declined due to the transition to the Hosting Agreements during the six months ended June 30, 2023.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $6.4 million, or 40%, to $9.7 million for the six months ended June 30, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Decrease of approximately $2.1 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year period associated with permit renewals and environmental matters at the New York plant; and

•Total payroll and benefits and other employee costs decreased approximately $2.2 million in the first six months of 2024 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost reduction efforts that occurred in 2023 as well as a decrease in incentive compensation; and

•Total administrative overhead costs decreased approximately $0.8 million in the first six months of 2024 compared to the prior year period, primarily as a result of declines in taxes and fees; and

•Total insurance expense decreased approximately $0.7 million in the first six months of 2024 compared to the prior year period, as a result of declines in coverage costs related to umbrella, property, and liability policies due to a lower asset base; and

•Total restructuring costs decreased approximately $0.6 million in the first six months of 2024 compared to the prior year period, mainly as a result of non-recurring restructuring costs incurred in the prior year
Depreciation
Depreciation expense decreased $0.5 million, or 7%, to $6.5 million for the six months ended June 30, 2024 as compared to the prior year period, due to a lower asset base resulting from the sale of the South Carolina Facility in 2023.
Operating (loss) income from continuing operations
We reported an operating loss for the six months ended June 30, 2024 of $5.5 million compared with an operating loss of $12.3 million in the six months ended June 30, 2023. The favorable variance of $6.8 million is primarily related to higher revenue, in the aggregate, from hosting, mining, power operations, and EPCM consulting along with additional cost savings related to selling, general, and administrative expenses. These favorable variances were partially offset by increases in cost of revenue, exclusive of depreciation.
Adjusted loss from operations was $5.0 million for the six months ended June 30, 2024 as compared to adjusted loss from operations of $11.9 million in the six months ended June 30, 2023. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the six months ended June 30, 2024, we incurred a decrease of $2.3 million, or 36%, to $4.0 million of other expense due to a reduction in interest expense of $3.1 million, partially offset by a change in fair value of warrant asset of $0.4 million. The decrease in interest expense is a result of the reductions in debt that occurred in the first and fourth quarters of 2023.
Benefit from income taxes
Our effective tax rate for the six months ended June 30, 2024 was 0% which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the six months ended June 30, 2023 was 0%, which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.
Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $9.5 million for the six months ended June 30, 2024 as compared to a net loss of $18.6 million for the six months ended June 30, 2023.
On an adjusted basis, excluding the impact of a gain on sale of assets and debt restructure costs, adjusted net loss during the six months ended June 30, 2024 would have been $9.0 million as compared to $18.2 million in the same period in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Income from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Income from discontinued operations, net of tax decreased $0.4 million, or 92%, to $0.03 million for the six months ended June 30, 2024. The decrease is primarily related to the closing of operations.
Non-GAAP Measures and Reconciliations

	Six Months Ended June 30,		Variance
	2024	2023	$	%
Adjusted operating (loss) income from continuing operations
Operating (loss) income from continuing operations	$(5,516)	$(12,304)	$6,788	(55)%
Impairment of long-lived assets	169	—	169	N/A
Gain on sale of assets	(32)	(1,752)	1,720	(98)%
Change in fair value of warrant asset	420	—	420	N/A
Restructuring costs	—	2,162	(2,162)	(100)%
Adjusted operating (loss) income from continuing operations	$(4,959)	$(11,894)	$6,935	(58)%
Adjusted operating margin	(15.3%)	(39.8%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(9,543)	$(18,595)	$9,052	(49)%
Impairment of long-lived assets, after tax	169	—	169	N/A
Gain on sale of assets, after tax	(32)	(1,752)	1,720	(98)%
Change in fair value of warrant asset, after tax	420	—	420	N/A
Restructuring costs, after tax	—	2,162	(2,162)	(100)%
Adjusted net loss from continuing operations	$(8,986)	$(18,185)	$9,199	(51)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(9,543)	$(18,595)	$9,052	(49)%
Interest expense, net	3,607	6,685	(3,078)	(46)%
Depreciation	6,519	6,985	(466)	(7)%
EBITDA (loss) from continuing operations	583	(4,925)	5,508	(112)%
Stock-based compensation	1,381	1,049	332	32%
Gain on sale of assets	(32)	(1,752)	1,720	(98)%
Change in fair value of warrant asset	420	—	420	N/A
Restructuring costs	—	2,162	(2,162)	(100)%
Impairment of long-lived assets	169	—	169	N/A
Adjusted EBITDA (loss) from continuing operations	$2,521	$(3,466)	$5,987	(173)%
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

Liquidity and Capital Resources
On June 30, 2024, we had cash and cash equivalents of $10.3 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. Our management took certain actions during 2023 and during the first six months of 2024 to improve the Company’s liquidity.
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
We also entered into the NYDIG Hosting Agreement with NYDIG affiliates. The terms of the NYDIG Hosting Agreement require NYDIG affiliates to pay a hosting fee that covers the cost of power and direct costs associated with management of the mining facilities as well as a gross profit-sharing arrangement. This allows us to participate in profit upside, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
In addition to revenue generated from hosting arrangements, we continue to operate Company-owned miners at our own facilities, including migrating miners from third-party hosting providers to our recent expansion sites in North Dakota and Mississippi. On May 31, 2024, the only order entered into between Greenidge and Core pursuant to the Core Hosting Agreement terminated pursuant to its terms and all Greenidge-owned miners previously hosted by Core were redeployed at Greenidge-owned sites. We expect the migration of miners to Greenidge-owned sites will increase the profitability of Company-owned miners.
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
We continued to improve our liquidity position in the first six months of 2024. On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.
Despite these improvements to the Company’s financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve the Company’s liquidity which include, but are not limited to:
•issuances of equity, including but not limited to issuances under the Common Stock Purchase Agreement and/or the ATM Agreement.
•a sale of the Company’s remaining real estate in South Carolina and/or sale of the remaining miner infrastructure equipment inventory, which was not used in the South Carolina expansion.

Our operating cash flows generated by mining, hosting, and power are affected by several factors including the price of bitcoin, bitcoin mining difficulty, and the costs of electricity, natural gas, and emissions credits. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin mined. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin it can mine. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing the cost to mine bitcoin. In April 2024, a bitcoin halving occurred, which decreased the reward for successfully placing a block from 6.25 bitcoin to 3.125 bitcoin. There are no assurances that favorable changes in the price of bitcoin will occur as a result of the bitcoin halving to offset the decrease in mining revenues as a result therefrom. Therefore, the most recent bitcoin halving may have a material adverse effect on the profitability of the Company's future self-mining and hosting operations. While the Company continues to work to implement options to improve liquidity, we can provide no assurance that these efforts will be successful and our liquidity could be negatively impacted by factors outside of our control, in particular, significant decreases in the price of bitcoin or increases in the difficulty of mining bitcoin, our inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, or the cost to us of such procurement or compliance, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Item 1A, "Risk Factors" in our Annual Report for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Given this uncertainty regarding our financial condition over the next 12 months from the date these financial statements were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at June 30, 2024, and the years in which these obligations are due:

$ in thousands	Total	2024	2025-2026	2027-2028	Thereafter
Debt payments	$87,543	$3,069	$84,474	$—	$–
Leases	44	44	—	—	—
Environmental obligations	30,229	100	11,120	11,006	8,003
Natural gas transportation	11,850	948	3,792	3,792	3,318
Total	$129,666	$4,161	$99,386	$14,798	$11,321
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

Summary of Cash Flow
The following table provides information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
$ in thousands	2024	2023
Net cash used for operating activities from continuing operations	$(6,356)	$(2,758)
Net cash used for investing activities from continuing operations	(3,594)	(6,441)
Net cash provided by financing activities from continuing operations	7,038	5,861
Increase (decrease) in cash and cash equivalents from discontinued operations	(141)	3,484
Net change in cash, cash equivalents and restricted cash	(3,053)	146
Cash, cash equivalents and restricted cash at beginning of year	13,312	15,217
Cash, cash equivalents and restricted cash at end of period	$10,259	$15,363
Operating Activities
Net cash used for operating activities was $6.4 million for the six months ended June 30, 2024, as compared to net cash used of $2.8 million for the six months ended June 30, 2023. The variance in the operating cash flow during the first six months of 2024 as compared to 2023 was driven primarily by the purchase of additional Regional Greenhouse Gas Initiative ("RGGI") credits in Q1 2024, which was required to settle the accrued emissions liability for the three-year control period ended December 31, 2023, as well as the advantageous change in net loss.
Investing Activities
Net cash used in investing activities was $3.6 million for the six months ended June 30, 2024, as compared to $6.4 million for the six months ended June 30, 2023. The decrease is primarily related to $2.9 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the lower miner purchases.
Financing Activities
Net cash provided by financing activities was $7.0 million for the six months ended June 30, 2024, as compared to $5.9 million for the six months ended June 30, 2023. The increase is primarily related to the increase of $6.0 million of proceeds from the issuance of common stock and pre-funded warrant, along with the $5.3 million elimination of principal payments on debt due to its restructuring. These increases were partially offset by a $10.1 million reduction in sales of Class A common stock under the Company’s ATM Agreement.
Financing Arrangements
See Note 5, "Debt," and Note 9, "Stockholder’s Deficit" in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.
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
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. See Note 2. Summary of Significant Accounting Policies in Part I, Item 1 herein, which describes changes to the critical accounting policies and methods used in the preparation of our condensed consolidated financial statements.

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
Item 4. Controls and Procedures
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the "EPA"), and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a coal combustion ("CCR") residual liability of $17.3 million as of December 31, 2023 associated with the closure of a coal ash point located on the New York Facility property and an environmental liability of $12.9 million as of December 31, 2023 associated with the Lockwood Hills Landfill. See "Business—Governmental Regulation—Environmental Liability" and Note 10, "Commitments and Contingencies—Environmental Liabilities", in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these and future regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.
In 2015, EPA finalized federal regulations (the “CCR Rule”) that establish technical requirements for the disposal of CCR. The EPA recently published revisions to the CCR Rule, effective November 8, 2024 (the “revised CCR regulations”). The revised CCR regulations impose certain compliance and other obligations on certain previously unregulated CCR sites. The revised CCR regulations require, among other things, electric utilities and independent power producers to investigate and identify previously unregulated CCR sites and demonstrate that the sites were closed in accordance with the closure performance standards in the CCR Rule. The required investigation is conducted in phases, with the Phase 1 report due on February 9, 2026. Any required closure obligation would commence on May 8, 2029, unless exceptions apply that would defer the closure obligation to a permitting process. In accordance with the revised CCR regulations, phased evaluations of the Lockwood Hills and Greenidge Generation facilities will be conducted to determine if any previously unregulated CCR sites must be addressed under the new regulation. We make no assurances as to the status of any CCR sites at either facility that could be subject to regulation under the revised CCR regulations.

Additionally, the EPA has recently finalized or proposed several regulatory actions establishing new requirements for control of certain air emissions from certain sources, including electricity generation facilities. In the future, the EPA may also propose and finalize additional regulatory actions that may adversely affect our existing generation facilities or our ability to cost-effectively develop new generation facilities. We can provide no assurance that the currently installed emissions control equipment at the natural gas-fueled generation facilities owned and operated by us will satisfy the requirements under any future EPA or state environmental regulations. Future federal and/or state regulatory actions could require us to install significant additional emissions control equipment, resulting in potentially material costs of compliance for our generation units, including capital expenditures, higher operating and fuel costs, and potential production curtailments. These costs could have a material adverse effect on our results of operations and financial condition.
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
We may not be able to obtain or maintain all required environmental regulatory approvals. For example, in June 2022, NYSDEC denied our application to renew a Title V Air Permit for the continued operation of our natural gas power generation facility in the Town of Torrey, New York. In July 2022, we appealed the denial and requested an administrative adjudicatory hearing with NYSDEC, however, in May 2024, our appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7. We intend to take further legal action in a court of competent jurisdiction to challenge NYSDEC’s denial of our permit renewal application and to continue to operate the facility as normal pending a final, non-appealable outcome regarding our permit renewal application, however there can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.

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

10.2
Common Stock Purchase Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 31, 2024).

10.3
Registration Rights Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on July 31, 2024).

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

Greenidge Generation Holdings Inc.

Date: August 14, 2024	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)