Form 10-Q
period 2024-09-30
Greenidge Generation Holdings Inc.
filed 2024-11-07
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, the registrant had 8,424,415 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$7,570	$13,312
Digital assets	3,845	347
Accounts receivable	1,212	358
Prepaid expenses and current other assets	1,776	3,864
Emissions and carbon offset credits	5,474	5,694
Income tax receivable	946	857
Total current assets	20,823	24,432
LONG-TERM ASSETS:
Property and equipment, net	30,396	45,095
Other long-term assets	1,477	1,652
Long-term assets held for sale	7,184	—
Total assets	59,880	71,179
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	2,557	3,495
Accrued emissions expense	6,146	10,520
Accrued expenses	4,171	6,116
Short-term environmental liability	1,613	363
Contract liability	2,200	—
Current liabilities held for sale	314	483
Total current liabilities	17,001	20,977
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	69,535	68,710
Environmental liabilities	28,616	29,866
Other long-term liabilities	2,777	2,650
Total liabilities	117,929	122,203
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 10,671,337 and 9,131,252 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	328,129	319,992
Cumulative translation adjustment	(348)	(345)
Common stock subscription receivable	—	(698)
Accumulated deficit	(385,831)	(369,974)
Total stockholders' deficit	(58,049)	(51,024)
Total liabilities and stockholders' deficit	$59,880	$71,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Datacenter hosting	$6,490	$12,136	$22,247	$28,740
Cryptocurrency mining	3,267	6,602	15,041	17,033
Power and capacity	2,594	2,141	7,118	4,973
EPCM consulting services	—	—	335	—
Total revenue	12,351	20,879	44,741	50,746
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	4,941	9,432	16,644	20,830
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	2,599	4,458	9,504	10,639
Cost of revenue - power and capacity (exclusive of depreciation)	1,764	1,465	4,607	4,762
Cost of revenue - EPCM consulting services (exclusive of depreciation)	—	—	183	—
Selling, general and administrative	3,730	6,662	13,394	22,724
Depreciation	3,390	3,383	9,909	10,368
Impairment of long-lived assets	—	4,000	169	4,000
Gain on digital assets	(156)	—	(204)	—
Loss (gain) on sale of assets	693	—	661	(1,752)
Remeasurement of environmental liability	—	1,600	—	1,600
Total operating costs and expenses	16,961	31,000	54,867	73,171
Operating loss	(4,610)	(10,121)	(10,126)	(22,425)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,832)	(3,040)	(5,439)	(9,725)
Change in fair value of warrant asset	—	—	(420)	—
Gain on sale of digital assets	—	—	—	398
Other expense, net	—	—	—	(4)
Total other expense, net	(1,832)	(3,040)	(5,859)	(9,331)
Loss from continuing operations before income taxes	(6,442)	(13,161)	(15,985)	(31,756)
Benefit from income taxes	(118)	—	(118)	—
Net loss from continuing operations	(6,324)	(13,161)	(15,867)	(31,756)
Loss from discontinued operations, net of tax	(43)	(1,078)	(12)	(696)
Net loss	$(6,367)	$(14,239)	$(15,879)	$(32,452)

Comprehensive Loss
Net Loss	(6,367)	(14,239)	(15,879)	(32,452)
Foreign currency translation adjustment	—	(12)	(3)	15
Comprehensive loss	$(6,367)	$(14,251)	$(15,882)	$(32,437)

Net (loss) income per share, basic and diluted:

Net loss per share from continuing operations, basic and diluted	$(0.60)	$(1.81)	$(1.58)	$(5.01)
Loss per share from discontinued operations, basic and diluted	—	(0.15)	—	(0.11)
Net loss per share, basic and diluted	$(0.60)	$(1.96)	$(1.58)	$(5.12)

Weighted average shares outstanding, basic and diluted	10,652	7,262	10,040	6,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	1	327,401	—	(348)	(373,896)	(46,842)
Stock-based compensation expense	—	—	311	—	—	—	311
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Restricted shares award issuance	27,604	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,568)	(5,568)
Balance at June 30, 2024	10,623,987	1	327,712	—	(348)	(379,464)	(52,099)
Stock-based compensation expense	—	—	417	—	—	—	417
Restricted shares award issuance	47,350	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,367)	(6,367)
Balance at September 30, 2024	10,671,337	$1	$328,129	$—	$(348)	$(385,831)	$(58,049)

Balance at January 1, 2023	4,625,278	$—	$293,774	$—	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	481	—	—	—	481
Issuance of shares, net of issuance costs	1,211,926	1	8,095	—	—	—	8,096
Restricted shares award issuance, net of withholdings	9,275	—	—	—	—	—	—
Proceeds from stock options exercised	133,333	—	1,000	—	—	—	1,000
Foreign currency translation adjustment	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(8,171)	(8,171)
Balance at March 31, 2023	5,979,812	1	303,350	—	(340)	(348,635)	(45,624)
Stock-based compensation expense	—	—	568	—	—	—	568
Issuance of shares, net of issuance costs	1,253,434	—	3,320	—	—	—	3,320
Restricted shares award issuance, net of withholdings	3,368	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(10,042)	(10,042)
Balance at June 30, 2023	7,236,614	1	307,238	—	(330)	(358,677)	(51,768)
Stock-based compensation expense	—	—	482	—	—	—	482
Issuance of shares, net of issuance costs	73,825	—	310	—	—	—	310
Restricted shares award issuance, net of withholdings	42	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	(14,239)	(14,239)
Balance at September 30, 2023	7,310,481	$1	$308,030	$—	$(342)	$(372,916)	$(65,227)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(15,879)	$(32,452)
Income from discontinued operations	(12)	(696)
Net loss from continuing operations	(15,867)	(31,756)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	9,909	10,368
Accrued interest added to principal	—	1,212
Change in fair value of warrant asset	420	—
Amortization of debt issuance costs	825	2,137
Impairment of long-lived assets	169	4,000
Loss (gain) on sale of assets	661	(1,752)
Gain on digital assets	(204)	—
Remeasurement of environmental liability	—	1,600
Stock-based compensation expense	1,798	1,531
Revenues from digital assets production	(15,041)	—
Proceeds from sale of digital assets	11,141	—
Professional fees paid in common stock	—	250
Changes in operating assets and liabilities:
Accounts receivable	346	2,421
Emissions and carbon offset credits	220	(337)
Digital assets	—	348
Prepaids and other assets	1,668	(1,801)
Income tax receivable	(89)	(59)
Accounts payable	(299)	7,518
Accrued emissions	(4,374)	1,872
Accrued expenses	(1,874)	(2,717)
Contract liabilities	2,200	—
Other long-term liabilities	—	4,713
Other	229	(458)
Net cash flow used for operating activities from continuing operations	(8,162)	(910)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(6,938)	(10,952)
Proceeds from sale of assets	1,878	600
Proceeds from sale of digital assets	628	—
Net cash flow used for investing activities from continuing operations	(4,432)	(10,352)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	1,038	11,475
Proceeds from issuance of common stock and pre-funded warrants	6,000	—
Principal payments on debt	—	(6,809)
Net cash flow provided by financing activities from continuing operations	7,038	4,666
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	(186)	(1,259)
Net cash flow from investing activities of discontinued operations	—	3,325
Increase (decrease) in cash and cash equivalents from discontinued operations	(186)	2,066
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,742)	(4,530)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	13,312	15,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$7,570	$10,687
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. and its subsidiaries (collectively, "Greenidge" or the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in the Town of Torrey, New York (the "New York Facility") and the Town of Columbia, Mississippi (the "Mississippi Facility"), operates a facility under a lease in the Town of Underwood, North Dakota (the "North Dakota Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The earned bitcoin are then either exchanged for U.S. dollars or held as a treasury reserve asset pursuant to the Company's bitcoin retention strategy. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
Effective May 16, 2023, the Company effected a 1-for-10 reverse stock split of its outstanding shares of common stock. The par value remained unchanged. Unless specifically provided otherwise herein, all share and per share amounts as well as common stock and additional paid-in capital have been retroactively adjusted to reflect the reverse stock split.
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
The halving of bitcoin, which occurred April 19, 2024, has had and may continue to have an adverse effect on the Company’s projected future cash flows due to the decline in the bitcoin mining rewards distributed to miners. The fixed costs to operate the business including, but not limited to, insurance, overhead and capital expenditures, as well as the variable input costs to operate the Company’s datacenters, have a material impact on the Company’s continuing operations and ability to generate positive cash flows. While the market showed improvement in 2023 and early 2024, the Company continues to assess the impact of the halving along with volatility in market prices of bitcoin and natural gas, all of which may impact projected future cash flows. In response to the going concern uncertainty, management took certain actions during 2023 and 2024 to improve the Company's liquidity, as described in more detail below. At September 30, 2024, the Company had $7.6 million of cash, restricted cash and cash equivalents, and other current assets of $13.3 million, including $3.8 million of bitcoin available for liquidation, while having $8.9 million of accounts payable, contract liabilities and accrued expenses, emissions liability of $6.1 million, current liabilities held for sale of $0.3 million, and an estimated $1.6 million of environmental liability spend in the next 12 months, which results in working capital of $3.8 million as of September 30, 2024.
Additionally, the Company has $6.1 million of interest payments due over the next twelve months. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In an effort to improve liquidity, the Company has completed or is in the process of completing the following transactions:
•In September 2022, Greenidge entered into an at-the-market issuance sales agreement, as amended, dated as of September 19, 2022, by and among the Company, B. Riley Securities, Inc. (“B. Riley Securities”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock (the "ATM Agreement"), and since October 1, 2022 through November 6, 2024, have received net proceeds of $20.7 million from sales of Class A common stock under the ATM Agreement. See Note 9, "Stockholder's Deficit", for further details.
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
Following the completion of the South Carolina Facility sale, the Company continues to own approximately 153 acres of land in South Carolina, which has been classified as held for sale.
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
~~•~~On September 15, 2021, as amended on April 7, 2022, Greenidge entered into the Equity Purchase Agreement (the "Equity Purchase Agreement") with B. Riley Principal Capital, LLC ("B. Riley Principal"). Pursuant to the Equity Purchase Agreement, Greenidge had the right to sell to B. Riley Principal up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022 (the "April 2022 Effective Date"). From the April 2022 Effective Date to April 28, 2024, the Company received aggregate proceeds of $8.0 million, net of discounts, of which $0.3 million were received from January 1, 2024 through April 28, 2024. See Note 9, "Stockholders’ Deficit", for further details. The Equity Purchase Agreement automatically terminated pursuant to its terms on April 28, 2024.
•On July 30, 2024, Greenidge entered into a common stock purchase agreement (the "Common Stock Purchase Agreement") and related registration rights agreement with B. Riley Principal Capital II, LLC ("B. Riley Principal II"), an affiliate of B. Riley Principal, pursuant to which Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month term of the Common Stock Purchase Agreement. See Note 9 "Stockholders' Deficit", for further details.
Despite these improvements to the Company’s financial condition, Greenidge management expects that it will require additional capital in order to fund the Company’s expenses and to support the Company’s near-term working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve its liquidity which include, but are not limited to:
•a sale of the Company’s remaining real estate in South Carolina and/or sale of the remaining miner infrastructure equipment inventory, which was not used in previous expansions.
•issuances of equity, including but not limited to issuances under the Common Stock Purchase Agreement and/or the ATM Agreement.
•retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is issued, dilutive.
The Company’s estimate of cash resources available to the Company for the next 12 months is dependent on bitcoin mining economics equivalent or superior to those experienced since the halving in April 2024. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin mined. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin it can mine. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing the cost to mine bitcoin. While the Company continues to work to implement options to improve liquidity, the Company can provide no assurance that these efforts will be successful and the Company’s liquidity could be negatively impacted by factors outside of its control, in particular, significant decreases in the price of bitcoin, the Company's inability to procure and comply with the permits and licenses required to operate its facilities, including the Title V Air Permit for the New York Facility and the possibility of a temporary or permanent loss of such permit following the expiration of the November 14 Stay (as defined below) , or the cost to the Company of such procurement or compliance, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Part I, Item 1A "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on

Form 10-Q. Given this uncertainty regarding the Company’s financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
There have been no material changes to the significant accounting policies, except as described herein, for the three and nine months ended September 30, 2024.
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
Digital assets received by the Company as noncash consideration are included as an adjustment to reconcile net loss to cash used in operating activities on the consolidated statements of cash flows. In August 2024, the Company announced its new bitcoin self-mining retention strategy, which enables the Company to accumulate bitcoin from its owned miners. Proceeds from the sale of bitcoin that occur nearly immediately after receipt are included within operating activities on the consolidated statements of cash flows. To the extent the Company holds bitcoin for more than a few days, proceeds from the sale of bitcoin are included within investing activities on the consolidated statements of cash flows. Notwithstanding the foregoing, in connection with this new bitcoin retention strategy, certain amounts of the Company's bitcoin earned from self-mining activities will be held as a treasury reserve asset, as determined in the Company's sole discretion.
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

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into a purchase and sale agreement with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company has ended all Support.com operations as of December 31, 2023; therefore, the remaining assets and liabilities of Support.com have been presented as current at September 30, 2024 and December 31, 2023. The remaining assets and liabilities consist primarily of remaining prepaid expenses and refundable deposits, payables and accrued expenses associated with the closing of operations and foreign tax liabilities.

Major classes of assets and liabilities consist of the following:

$ in thousands	September 30, 2024	December 31, 2023
Assets:
Prepaid expenses and other current assets	$30	$47
Current assets held for sale	30	47

Other assets	456	454
Long-term assets held for sale	456	454
Loss on classification to held for sale	(486)	(501)
Assets held for sale	—	—

Liabilities:
Accounts payable	8	21
Accrued expenses	306	462
Current liabilities held for sale	$314	$483

Financial results from discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2024	2023	2024	2023
Revenue	$—	$378	$—	$4,223
Cost of revenue - services and other (exclusive of depreciation and amortization)	—	(957)	—	(4,425)
Selling, general and administrative	(43)	(1,353)	(35)	(3,265)
Merger and other costs	—	(154)	—	(684)
Gain on asset disposal	—	—	—	4,162
Gain (loss) on assets classified as held for sale	—	1,135	11	(600)
Other income (loss), net	—	(127)	12	(107)
Loss from discontinued operations	$(43)	$(1,078)	$(12)	$(696)

The Company’s effective income tax rate from discontinued operations for the three months ended September 30, 2024 and 2023 was 0% and 0%, respectively, and for the nine months ended September 30, 2024 and 2023 was 0% and 0%, respectively.

South Carolina Land
In September 2024, the Company entered into a letter of intent to sell the remaining land it owns in Spartanburg, South Carolina. The South Carolina land with a carrying value of $7.2 million, is presented as long-term assets held for sale as of September 30, 2024.
4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at September 30, 2024 and December 31, 2023:

$ in thousands	Estimated Useful Lives	September 30, 2024	December 31, 2023
Plant infrastructure	10 years	$1,522	$1,367
Miners	3 years	33,553	32,195
Miner facility infrastructure	10 years	12,705	8,154
Land	N/A	1,952	7,679
Equipment	5 years	45	45
Construction in process	N/A	1,102	6,229
		50,879	55,669
Less: Accumulated depreciation		(20,483)	(10,574)
		$30,396	$45,095

Total depreciation expense was $3.4 million and $3.4 million for the three months ended September 30, 2024 and 2023, respectively and $9.9 million and $10.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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

During the three months ended September 30, 2024, Greenidge sold construction in process assets with a carrying value of $3.3 million for proceeds of $2.6 million resulting in a loss on the sale of assets of $0.7 million.

5. DEBT
The following table provides information on the Company’s debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	September 30, 2024	December 31, 2023
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$72,200	$72,200
Total Debt					72,200	72,200
Less: Debt discount and issue costs					(2,665)	(3,490)
Total debt at book value					69,535	68,710
Less: Current portion					—	—
Long-term debt, net of current portion and deferred financing fees					$69,535	$68,710
The Company incurred interest expense of $1.8 million and $3.0 million during the three months ended September 30, 2024 and 2023, respectively, under the terms of these notes payable. The Company incurred interest expense of $5.4 million and $9.7 million during the nine months ended September 30, 2024 and 2023, respectively, under the terms of these notes payable and other financings that were extinguished during the year ended December 31, 2023.
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
Minimum future principal payments on debt at September 30, 2024 were as follows:

$ in thousands
Remainder of 2024	$—
2025	—
2026	72,200
2027	—
2028	—
Total	$72,200
Fair Value Disclosure
The notional value and estimated fair value of the Company’s debt totaled $72.2 million and $25.6 million, respectively at September 30, 2024 and $72.2 million and $29.3 million, respectively at December 31, 2023. The notional value does not include unamortized discounts on debt issuance costs of $2.7 million and $3.5 million at September 30, 2024 and December 31, 2023, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Company's 8.50% senior secured notes due October 2026, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings and diluted per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss from continuing operations	$(6,324)	$(13,161)	$(15,867)	$(31,756)
Loss from discontinued operations, net of tax	(43)	(1,078)	(12)	(696)
Net loss	$(6,367)	$(14,239)	$(15,879)	$(32,452)
Denominator
Basic weighted average shares outstanding	10,652	7,262	10,040	6,341
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	10,652	7,262	10,040	6,341

Net (loss) income per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(0.60)	$(1.81)	$(1.58)	$(5.01)
Loss per share from discontinued operations, basic and diluted	0.00	(0.15)	0.00	(0.11)
Net loss per share, basic and diluted	$(0.60)	$(1.96)	$(1.58)	$(5.12)
For the three and nine months ended September 30, 2024 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

Anti-dilutive securities	September 30, 2024	September 30, 2023
Restricted stock units	160	12
Common shares issuable upon exercise of stock options	483	360
Common shares issuable upon exercise of warrants	1,441	—
Total	2,084	372

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
The Company’s unvested RSA and RSU award activity for the nine months ended September 30, 2024 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	9,116	$62.99
Granted	356,028	$4.00
Vested	(200,711)	$6.99
Forfeited	(4,346)	$3.74
Unvested at September 30, 2024	160,087	$3.61
The value of RSA and RSU grants are measured based on their fair market value on the date of grant and amortized over their requisite service periods. At September 30, 2024, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.15 years.
Common Stock Options
The Company’s common stock options activity for the nine months ended September 30, 2024 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	458,982	$16.59
Granted	25,000	$3.00
Forfeited	(266)	$62.50
Expired	(824)	$64.01
Outstanding at September 30, 2024	482,892	$15.79	8.17	$—
Exercisable as of September 30, 2024	234,372	$23.13	7.67	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At September 30, 2024, there was approximately $1.0 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.54 years.

On April 26, 2024, the Company entered into a Release Agreement with a former employee to allow for an acceleration of vesting of remaining unvested options and extended post termination exercise period. The stock option modification resulted in $0.2 million of incremental compensation cost for the nine months ended September 30, 2024, which was calculated using the Black-Scholes option-pricing model. The following assumptions were used for the Black-Scholes valuation: risk-free rate of 4.67%, expected life of 8.46 years, exercise price of $13.20, annualized volatility of 133.96%, and a dividend rate of 0%.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.4 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively and $1.8 million and $1.5 million during the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three and nine months ended September 30, 2024 was a tax benefit of 2% and 1%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets, as well as an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. The 2%, or $0.1 million benefit for the three months ended September 30, 2024 was the result of an adjustment for the New York State income tax receivable upon completion of the Company's 2023 tax return.
The effective tax rate for the three and nine months ended September 30, 2023 was 0% which was lower than the statutory rate of 21% due to continued reduced profitability. The Company concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter. As a result, there was no net income tax benefit recorded for pre-tax losses of the U.S. operations for the three and nine months ended September 30, 2023.
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
In connection with the Equity Purchase Agreement, Greenidge entered into a registration rights agreement with B. Riley Principal, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s Class A common stock to be issued under the Equity Purchase Agreement. The registration statement became effective on the April 2022 Effective Date, relating to the resale of 572,095 shares of Greenidge’s Class A common stock in connection with the Equity Purchase Agreement.
From the April 2022 Effective Date to April 28, 2024, Greenidge issued 549,285 shares of Class A common stock to B. Riley Principal pursuant to the Equity Purchase Agreement for aggregate proceeds of $8.0 million, net of discounts, of which there were 45,269 shares issued for aggregate proceeds of $0.3 million, net of discounts, from January 1, 2024 through April 28, 2024. The Equity Purchase Agreement automatically terminated pursuant to its terms on April 28, 2024.
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC

On July 30, 2024, Greenidge entered into the Common Stock Purchase Agreement with B. Riley Principal II, an affiliate of B. Riley Principal. Pursuant to the Common Stock Purchase Agreement, Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month period commencing September 24, 2024.
In connection with the Common Stock Purchase Agreement, Greenidge entered into a registration rights agreement with B. Riley Principal II, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by B. Riley Principal II of those shares of Greenidge's Class A common stock to be issued under the Common Stock Purchase Agreement. The registration statement became effective on September 24, 2024 (the "Effective Date"), relating to the resale of 7,300,000 shares of Greenidge's Class A common stock in connection with the Common Stock Purchase Agreement.
From the Effective Date through November 6, 2024, Greenidge issued 424,156 shares under the Common Stock Purchase Agreement for net proceeds of $1.0 million, of which no shares were issued for the three and nine months ended September 30, 2024.
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
From October 1, 2022 through November 6, 2024, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued for the three or nine months ended September 30, 2024.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a SPA with Armistice. Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the nine months ended September 30, 2024, which resulted in the issuance of 810,205 Class A shares of common stock. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant (the "Armistice Warrant") entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”).
The Pre-Funded Warrant and Armistice Warrant were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Pre-Funded Warrant at issuance, concluding that its sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the Armistice Warrant and Pre-Funded Warrant, including approximately $2.0 million allocated to the Pre-Funded Warrant and recorded as a component of additional paid-in capital. The Company valued the Armistice Warrant using the Black-Scholes-Merton option pricing model and recorded as a component of additional paid-in capital with an allocated amount of $2.8 million. By analogy to ASC 505-20-30-3, the Company would have recorded a charge to retained earnings, however, as the Company is in a deficit position it was recorded as a component of additional paid-in capital.

Warrants
The following table summarizes the Company’s warrant activity:

	Number of warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	180,000	$7.00
Issued	2,070,710	3.20
Exercised	(810,205)	0.0001
Warrants outstanding at September 30, 2024	1,440,505	$5.47
The following table summarizes information about warrants outstanding at September 30, 2024:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
December 2023 Warrants	180,000	180,000	$7.00	December 11, 2024
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
	1,440,505	1,440,505
10. COMMITMENTS AND CONTINGENCIES
Legal Matters

From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company’s business. Except as otherwise disclosed in this Note 10, "Commitments and Contingencies—Legal Matters", the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.
Title V Air Permit Renewal Litigation

In late June 2022, the New York State Department of Environmental Conservation ("NYSDEC") announced its denial of the Title V Air Permit renewal for our New York Facility. We filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling with respect to the status of the parties and certain issues to be adjudicated in the hearing. We submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, our interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7, which rendered NYSDEC’s decision final for purposes of seeking judicial review. On August 15, 2024, we filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules against NYSDEC in New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC's denial of our renewal application for our New York Facility, including, among other things, to (i) annul NYSDEC's June 2022 denial of our renewal application and the May 8, 2024 affirmation of such denial by NYSDEC's Regional Director for Region 7; (ii) issue certain declaratory judgments with respect to NYSDEC's interpretation of the New York Climate Leadership and Community Protection Act on which the denial of our renewal application was predicated; and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations. On August 20, 2024, we submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court which occurred in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge need not (i) cease operations of any air contamination sources located at the Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024 (the "November 1 Stay"). On October 29, 2024, a hearing was held before the Court and a stipulation on the record was entered into between the Company and NYSDEC, agreeing to extend the November 1 Stay through

November 14, 2024 (the “November 14 Stay”). The Company expects that the Court will render a decision on the TRO Request or, alternatively, the Company's Article 78 challenge of the denial of the permit renewal application in total, prior to the expiration of the November 14 Stay. This challenge has, and will continue, to cause us to incur additional costs and result in the diversion of management attention, which could adversely affect our business, financial condition and results of operations. We expect that the judicial proceedings related to the challenge of NYSDEC’s denial of our Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that our efforts will be successful. Our inability to secure a temporary restraining order or preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation or to otherwise succeed in securing a renewal of our Title V Air Permit for the New York Facility could have a material adverse effect on our business, financial condition, and operating results, and our ability to continue operating as a going concern. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

Environmental Liabilities

The Company has a CCR liability associated with the closure of a coal ash pond located on the Company’s property in the Town of Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of September 30, 2024 and December 31, 2023, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next five years. Current estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to changes in remediation requirements regarding CCRs, which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $12.9 million as of September 30, 2024 and December 31, 2023. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%.

Commitments

The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 53% and 58% of the Company’s revenue during the three months ended September 30, 2024 and 2023, respectively, as well as 50% and 57% of the Company’s revenue during the nine months ended September 30, 2024 and 2023, respectively.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 26% and 32% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and 34% and 31% for the nine months ended September 30, 2024 and 2023, respectively.
The Company has one major power customer, NYISO, that accounted for 21% and 10% of its revenue for the three months ended September 30, 2024 and 2023, respectively, and 16% and 10% for the nine months ended September 30, 2024 and 2023, respectively.
The Company has one natural gas vendor that accounted for approximately 33% and 19% of cost of revenue for the three months ended September 30, 2024 and 2023, respectively, and 36% and 26% for the nine months ended September 30, 2024 and 2023, respectively.

The Company previously had one major provider of hosting services for its self-mining operation that accounted for approximately 0% and 24% of cost of revenue for the three months ended September 30, 2024 and 2023, respectively, and 12% and 15% of cost of revenue for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, the contract with the Company’s major provider of hosting services for its self-mining operation was terminated. As a result, the Company deployed the miners operated at the host’s site to sites they operate as part of its self-mining operations.
12. RELATED PARTY TRANSACTIONS
Letters of Credit
Atlas Holdings LLC, our controlling shareholder and a related party (collectively with its affiliates, "Atlas"), obtained a letter of credit from a financial institution in the amount of $5.0 million at September 30, 2024 and December 31, 2023, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at September 30, 2024 and December 31, 2023, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire (see Note 10, "Commitments and Contingencies").
Mississippi Expansion
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, which was paid during the nine months ended September 30, 2024. This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and we deployed 8.5 MW of miners on the property as of September 30, 2024.
Co-Defendant Endorsement
On October 14, 2024, the Company agreed to include a co-defendant endorsement under its directors and officers liability insurance policy (the "D&O Policy") with respect to Atlas and certain of its affiliates, which, in certain circumstances, extends coverage to claims for losses attributable to a wrongful act of the Company or any of our insured persons jointly made and continuously maintained against the Company and/or any of our insured persons under the D&O Policy, on the one hand, and Atlas and/or certain of its affiliates, on the other. The inclusion of such co-defendant endorsement resulted in no change to the Company's premiums with respect to its D&O insurance policy.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the quarter ended September 30, 2024.
13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the Condensed Consolidated Balance Sheets.
Changes in the Contract liability balance for the nine months ended September 30, 2024 are as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2023	$—
Revenue recognized	$—
Deposits received	$2,200
Balance as of September 30, 2024	$2,200

Prepaid expenses and accrued expenses

$ in thousands	September 30, 2024	December 31, 2023
Prepaid expenses:
Electric deposits	$588	$—
Prepaid insurance	315	2,818
Warrant asset	57	477
Other	816	569
Total	$1,776	$3,864

Accrued expenses:
Accrued interest	$1,026	$1,026
Other	3,145	5,090
Total	$4,171	$6,116
Greenidge had the following noncash investing and financing activities:

	Nine Months Ended September 30,
$ in thousands	2024	2023
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$22	$—
Property and equipment purchases in accounts payable	$174	$1,581
Common stock issued for amendment fee to lender	$—	$1,000
Sale of equipment in exchange for receivable	$1,200	$—
Exchange of assets for reduction in debt	$—	$49,950
Exchange of coupons for reduction in debt	$—	$1,152
Exchange of equipment deposits for reduction in debt	$—	$7,381
Accrued interest added to debt principal	$—	$592
Right-of-use asset obtained in exchange for operating lease liability	$156	$—
The following table provides supplemental cash flow information for cash paid for interest:

	Nine Months Ended September 30,
$ in thousands	2024	2023
Cash paid for interest	$4,603	$5,714

14. DIGITAL ASSETS
The following table presents our bitcoin holdings as of September 30, 2024 and December 31, 2023 (in thousands, except bitcoin held):

Digital assets holdings	September 30, 2024	December 31, 2023
Number of bitcoin held	60.7	8.7
Carrying basis of bitcoin	$3,721	$347
Fair Value of bitcoin	$3,845	$369
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The carrying amount for 8.7 bitcoin held as of December 31, 2023 was determined on the "cost-less-impairment" basis prior to the adoption of ASU 2023-08.
The following table represents a reconciliation of the fair values of our digital assets (in thousands):

Digital assets:	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance at fair value	$961	$369
Additions	3,267	15,041
Dispositions	(539)	(11,769)
Gain (loss) on digital assets	156	204
Ending balance	$3,845	$3,845
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of September 30, 2024, the Company held no other digital assets.

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
As of September 30, 2024, and December 31, 2023, the carrying amount of accounts receivable, prepaid expenses and other assets, income tax receivable, emissions and carbon offset credits, income tax receivable, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$477	$477

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$3,845	$—	$—	$3,845
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$57	$57
Warrant Asset
The fair value of the warrant asset was estimated by utilizing a Black-Scholes-Merton option pricing model. The inputs into the Black-Scholes-Merton option pricing model included significant unobservable inputs. The following table provides quantitative information regarding the Level 3 fair value inputs:

	September 30, 2024	December 31, 2023
Stock Price	$3.10	$4.83
Risk-free interest rate	5.21%	5.14%
Volatility	67.09%	172.64%
Remaining term (in years)	0.75	1.00
Expected dividend yield	—%	—%
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

There were no impairment charges for the three months ended September 30, 2024 and impairment charges of $4.0 million for the three months ended September 30, 2023. During the nine months ended September 30, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net. There were impairment charges of $4.0 million for the nine months ended September 30, 2023.

16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 7, 2024, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Delisting Notice
On October 14, 2024, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the staff’s review of the market value of publicly held shares (the “MVPHS”) of the Company’s Class A common stock, for 30 consecutive business days, the Company no longer complied with Nasdaq’s minimum MVPHS requirement of at least $15,000,000 for continued listing on The Nasdaq Global Select Market. The notice provided that the Company had 180 days, or until April 14, 2025, to regain compliance with the minimum MVPHS requirement for 10 consecutive business days.

On October 25, 2024, the Company received written notice from Nasdaq notifying the Company that the staff has determined that for the 10 consecutive business days preceding October 25, 2024, the Company’s MVPHS has been $15,000,000 or greater. Accordingly, the Company has regained compliance with Nasdaq’s minimum MVPHS requirement for continued listing on The Nasdaq Global Select Market, and the staff indicated that the matter has been closed.
Exchange Agreements
On October 24, 2024 and November 5, 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 57,582 shares of the Company's Class A common stock, in exchange for $0.3 million aggregate principal amount of its 8.50% Senior Notes due October 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc., together with its consolidated subsidiaries ("Greenidge" or the “Company”) for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and nine months ended September 30, 2024 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge“, “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We own cryptocurrency datacenter operations in the Town of Torrey, New York (the "New York Facility"), the Town of Columbia, Mississippi (the "Mississippi Facility"), lease property for purposes of operating a cryptocurrency datacenter in the Town of Underwood, North Dakota (the "North Dakota Facility") and previously owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility", and, collectively, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility. We generate revenue from four primary sources: (1) datacenter hosting, which we commenced on January 30, 2023, (2) cryptocurrency mining, (3) power and capacity, and (4) engineering procurement and construction management.
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
Our datacenter operations consists of approximately 29,200 miners with approximately 3.1 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, is associated with datacenter hosting and 11,000 miners, or 1.3 EH/s is associated with our cryptocurrency mining. In 2023, prior to the South Carolina transaction, our datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, were associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, were associated with Greenidge’s cryptocurrency mining.
Recent Developments
In the first nine months of 2024, Greenidge made significant efforts to reduce costs, leading to selling, general and administrative expense reductions of $9.3 million compared to the same period in 2023. Greenidge also reported a reduction in overall operating costs for its Bitcoin mining operations in the third quarter of 2024, when compared to the same period of 2024, while expanding its footprint.
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas, our controlling shareholder and a related party. The purchase price was $1.45 million, all of which was paid during the nine months ended September 30, 2024. This property provides us with access to 32.5 MW of additional power capacity. The transaction closed in April 2024, and we deployed 8.5 MW of miners on the property as of September 30, 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
Our successful execution of the June 2024 planned maintenance outage of the New York Facility and relocation of owned miners from third-party operated sites to Company-operated facilities in the second quarter of 2024 resulted in our miners being non-operational for a period. We anticipate such actions will positively impact its profitability in the near term by reducing operational costs and maintaining elevated uptime levels. We also continue to explore additional opportunities to further streamline operations and improve efficiency across its business units.

In July 2024, we announced the launch of our Pod X portable cryptocurrency mining infrastructure solution, which is deployed at our facilities across the United States and reflects a culmination of our experience in maintaining optimal temperature control and uptime using portable mining equipment.
On August 1, 2024, we announced our new bitcoin self-mining retention strategy, which enables us to accumulate bitcoin from our owned miners in order to increase our bitcoin holdings.
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
Title V Air Permit
In late June 2022, NYSDEC announced its denial of the Title V Air Permit renewal for our New York Facility. We filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling with respect to the status of the parties and certain issues to be adjudicated in the hearing. We submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, our interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of our Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7, which rendered NYSDEC’s decision final for purposes of seeking judicial review.

On August 15, 2024, we filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules against NYSDEC in the New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC's denial of our renewal application for our New York Facility, including, among other things, to (i) annul NYSDEC's June 2022 denial of our renewal application and the May 8, 2024 affirmation of such denial by NYSDEC's Regional Director for Region 7, (ii) issue certain declaratory judgments with respect to NYSDEC's interpretation of the New York Climate Leadership and Community Protection Act on which the denial of our renewal application was predicated, and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations.

On August 20, 2024, we submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court expected to occur in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge does not need to (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024, which was subsequently extended through November 14, 2024 (the “November 14 Stay”). We expect that the Court will render a decision on the TRO Request or, alternatively, our Article 78 challenge of the denial of the permit renewal application in total, prior to the expiration of the November 14 Stay.
This challenge has, and will continue, to cause us to incur additional costs and result in the diversion of management attention, which could adversely affect our business, financial condition and results of operations. We expect that the judicial proceedings related to the challenge of NYSDEC’s denial of our Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that our efforts will be successful. Our inability to secure a temporary restraining order or preliminary injunction to allow the New York Facility to continue operating during the pendency of the litigation or to otherwise succeed in securing a renewal of our Title V Air Permit for the New York Facility could have a material adverse effect on us and our ability to continue operating as a going concern. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

Results from Continuing Operations - Three Months Ended September 30, 2024
The following table (in thousands) sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended September 30, 2024 versus the three months ended September 30, 2023, unless otherwise specified.

	Three Months Ended September 30,		Variance
	2024	2023	$	%
REVENUE:
Datacenter hosting	$6,490	$12,136	$(5,646)	(47)%
Cryptocurrency mining	3,267	6,602	(3,335)	(51)%
Power and capacity	2,594	2,141	453	21%
Total revenue	12,351	20,879	(8,528)	(41)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	9,304	15,355	(6,051)	(39)%
Selling, general and administrative	3,730	6,662	(2,932)	(44)%
Depreciation	3,390	3,383	7	—%
Impairment of long-lived assets	—	4,000	(4,000)	(100)%
Gain on digital assets	(156)	—	(156)	N/A
Loss on sale of assets	693	—	693	N/A
Remeasurement of environmental liability	—	1,600	(1,600)	(100)%
Total operating costs and expenses	16,961	31,000	(14,039)	(45)%
Operating loss	(4,610)	(10,121)	5,511	(54)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(1,832)	(3,040)	1,208	(40)%
Total other expense, net	(1,832)	(3,040)	1,208	(40)%
Loss from continuing operations before income taxes	(6,442)	(13,161)	6,719	(51)%
Benefit from income taxes	(118)	—	(118)	N/A
Net loss from continuing operations	$(6,324)	$(13,161)	$6,837	(52)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(3,917)	$(3,852)	$(65)	2%
Adjusted operating margin from continuing operations	(31.7)%	(18.4)%
Adjusted net loss from continuing operations	$(5,631)	$(6,892)	$1,261	(18)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(1,220)	$(6,738)	$5,518	(82)%
as a percent of revenues	(9.9)%	(32.3)%
Adjusted EBITDA (loss) from continuing operations	$(110)	$13	$(123)	(946)%
as a percent of revenues	(0.9)%	0.1%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management’s Discussion and Analysis ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Revenue
Datacenter hosting	$6,490	$12,136	$(5,646)	(47)%
Cryptocurrency mining	3,267	6,602	(3,335)	(51)%
Power and capacity	2,594	2,141	453	21%
Total revenue	$12,351	$20,879	$(8,528)	(41)%
Components of revenue as % of total
Datacenter hosting	53%	58%
Cryptocurrency mining	26%	32%
Power and capacity	21%	10%
Total revenue	100%	100%
MWh
Datacenter hosting	115,307	187,843	(72,536)	(39)%
Cryptocurrency mining	48,859	66,502	(17,643)	(27)%
Power and capacity	42,554	46,008	(3,454)	(8)%
Revenue per MWh
Datacenter hosting	$56	$65	$(9)	(14)%
Cryptocurrency mining	$67	$99	$(32)	(32)%
Power and capacity	$61	$47	$14	30%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$4,941	$9,432	$(4,491)	(48)%
Cryptocurrency mining	$2,599	$4,458	$(1,859)	(42)%
Power and capacity	$1,764	$1,465	$299	20%
EPCM consulting services	$—	$—	$—	N/A
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$43	$50	$(7)	(14)%
Cryptocurrency mining	$53	$67	$(14)	(21)%
Power and capacity	$41	$32	$9	28%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	113	622	(509)	(82)%
Cryptocurrency mining	53	235	(182)	(77)%
Total bitcoins produced	166	857	(691)	(81)%

Average bitcoin price	$61,023	$28,086	$32,937	117%
Average active hash rate (EH/s) Company-owned miners	791,533	1,069,816	(278,283)	(26)%
Average active hash rate (EH/s) Hosted miners	1,663,884	2,829,274	(1,165,390)	(41)%
Average difficulty	85.9 T	53.8 T	32.1 T	60%

Revenue

On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. In November 2023, we sold the South Carolina Facility, which was part of our datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the second quarter of 2023. In the second quarter of 2024, the hosting agreements to operate miners at third party sites were terminated. As a result, we deployed miners operated at the host’s sites to our own self-mining sites. At September 30, 2024, Greenidge datacenter operations consisted of approximately 29,200 miners with approximately 3.1 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 11,000 miners, or 1.3 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by the Company. Our cryptocurrency mining revenue decreased $3.3 million, or 51%, to $3.3 million. We estimate that approximately 77% of the decrease was due to increases in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 26% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 60% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 117% higher and our average hash rate decreased 26%. The decline in average hashrate is attributable to the Company's focus on maximizing profitability by prioritizing operations of its most efficient miners, curtailing operations of less efficient miners during periods of decreased profitability, and the ongoing efforts to redeploy miners previously hosted at third party locations.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
Bitmain S21 Pro	300
11,000

As of September 30, 2024, our fleet of miners ranged in age from 0.1 to 3.1 years and had an average age of approximately 2.3 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of September 30, 2024, our fleet of miners ranged in efficiency from approximately 15.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 27.1 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended September 30, 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended September 30, 2024
Cost to mine one bitcoin(1)	$49,038
Value of each bitcoin mined(2)	$61,642
Cost to mine one bitcoin as % of value of bitcoin mined	79.6%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and the South Carolina Facility during the 2023 comparative period, prior to the sale of the facility on November 15, 2023. We generated revenue of $6.5 million for the three months ended September 30, 2024 and $12.1 million for the three months ended September 30, 2023. This decrease of $5.6 million was mainly due to the sale of the South Carolina Facility and partially offset by a 117% increase in price of bitcoin. In addition, we managed approximately 1.7 EH/s of average active hash rate in our hosting services, of which produced approximately 113 bitcoins.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator ("NYISO"). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $0.5 million, or 21%, to $2.6 million during the three months ended September 30, 2024. We estimate that higher average power and capacity prices caused revenue increases of approximately 29%, which was partially offset by lower power and capacity sales volume of 8%, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Three Months Ended September 30,		Variance
$ in thousands	2024	2023	$	%
Datacenter hosting	$4,941	$9,432	$(4,491)	(48)%
Cryptocurrency mining	2,599	4,458	(1,859)	(42)%
Power and capacity	1,764	1,465	299	20%
Total cost of revenue (exclusive of depreciation)	$9,304	$15,355	$(6,051)	(39)%
As a percentage of total revenue	75.3%	73.5%
Total cost of revenue, exclusive of depreciation, decreased $6.1 million, or 39%, to $9.3 million during the three months ended September 30, 2024 as compared to the prior year period. We estimate the decrease is comprised of approximately 22% due to the lower utilization of electricity involved in production as a result of the sale of our South Carolina facility in the fourth quarter of 2023 and 17% due to our transition away from third party hosting service agreements for our own miners, lower natural gas and electricity charges, and lower MWh power consumption by our power plant and operating miner fleet.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.9 million, or 44%, to $3.7 million for the three months ended September 30, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total insurance expense decreased approximately $1.0 million in the third quarter of 2024 compared to the prior year period, as a result of a decline in coverage costs related to umbrella, property, and liability policies due to a lower asset base;

•Total payroll and benefits and other employee costs decreased approximately $0.8 million in the third quarter of 2024 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost reduction efforts that occurred in 2023 as well as a decrease in incentive compensation;

•Decrease of approximately $0.8 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year period associated with permit renewals and environmental matters at the New York Facility;

•Total administrative overhead costs decreased approximately $0.2 million in the third quarter of 2024 compared to the prior year period, primarily related to reduced spending on information technology and business development; and

•Total stock compensation decreased approximately $0.1 million in the third quarter of 2024 compared to the prior year period, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, as well as a decline in amortized expense relating to options granted in prior periods.
Depreciation
There was no change in depreciation expense for the three months ended September 30, 2024 as compared to the prior year period.
Gain on digital assets
We recognized a gain on digital assets of $0.2 million for the three months ended September 30, 2024 as a result of measuring digital assets at fair value due to our adopting ASU 2023-08 on January 1, 2024. There was no gain or loss on digital assets as a result of measuring digital assets at fair value for the three months ended September 30, 2023.
Loss on sale of assets
We recognized a loss on the sale of assets of $0.7 million for the three months ended September 30, 2024 as a result of selling long-lived assets. There was no gain or loss on the sale of assets for the three months ended September 30, 2023.
Operating (loss) income from continuing operations
We reported an operating loss for the three months ended September 30, 2024 of $4.6 million compared with an operating loss of $10.1 million in the three months ended September 30, 2023. The favorable variance of $5.5 million is primarily related to the decrease in impairment expense of $4.0 million, as well as additional cost savings related to selling, general, and administrative expenses.
Adjusted loss from operations was $3.9 million for the three months ended September 30, 2024 as compared to adjusted loss from operations of $3.9 million in the three months ended September 30, 2023. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the three months ended September 30, 2024, Greenidge incurred a decrease of $1.2 million, or 40%, to $1.8 million of other expense due to a reduction in interest expense of $1.2 million. The decrease is a result of the reductions in debt that occurred in the first and fourth quarters of 2023.
Benefit from income taxes
Our effective tax rate for the three months ended September 30, 2024 was a 2% benefit which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets, as well as an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. The 2%, or $0.1 million benefit for the three months ended September 30, 2024 was the result of an adjustment for the New York State income tax receivable upon completion of our 2023 tax return.
Our effective tax rate for the three months ended September 30, 2023 was 0%, which was lower than the statutory rate of 21% due to a full valuation allowance on deferred tax assets.

Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $6.3 million for the three months ended September 30, 2024 as compared to a net loss of $13.2 million for the three months ended September 30, 2023.
On an adjusted basis, excluding the impact of a gain on sale of assets and debt restructure costs, adjusted net loss during the three months ended September 30, 2024 would have been $5.6 million as compared to $6.9 million in the same period in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Loss from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Loss from discontinued operations, net of tax net of tax decreased $1.0 million, or 96%, to $0.0 million for the three months ended September 30, 2024. The decrease is primarily related to the closing of operations.
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

	Three Months Ended September 30,		Variance
	2024	2023	$	%
Adjusted operating (loss) income from continuing operations
Operating loss from continuing operations	$(4,610)	$(10,121)	$5,511	(54)%
Impairment of long-lived assets	—	4,000	(4,000)	(100)%
Loss on sale of assets	693	—	693	N/A
Remeasurement of environmental liability	—	1,600	$(1,600)	(100)%
Restructuring costs	—	669	(669)	(100)%
Adjusted operating loss from continuing operations	$(3,917)	$(3,852)	$(65)	2%
Adjusted operating margin	(31.7%)	(18.4%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(6,324)	$(13,161)	$6,837	(52)%
Impairment of long-lived assets, after tax	—	4,000	(4,000)	(100)%
Loss on sale of assets, after tax	693	—	693	N/A
Remeasurement of environmental liability, after tax	—	1,600	(1,600)	(100)%
Restructuring costs, after tax	—	669	(669)	(100)%
Adjusted net loss from continuing operations	$(5,631)	$(6,892)	$1,261	(18)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(6,324)	$(13,161)	$6,837	(52)%
Benefit from income taxes	(118)	—	(118)	N/A
Interest expense, net	1,832	3,040	(1,208)	(40)%
Depreciation	3,390	3,383	7	—%
EBITDA (loss) from continuing operations	(1,220)	(6,738)	5,518	(82)%
Stock-based compensation	417	482	(65)	(13)%
Loss on sale of assets	693	—	693	N/A
Remeasurement of environmental liability	—	1,600	(1,600)	(100)%
Restructuring costs	—	669	(669)	(100)%
Impairment of long-lived assets	—	4,000	(4,000)	(100)%
Adjusted EBITDA (loss) from continuing operations	$(110)	$13	$(123)	(946)%
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

Results from Continuing Operations - Nine Months Ended September 30, 2024
The following table (in thousands) sets forth key components of our results from continuing operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the nine months ended September 30, 2024 versus the nine months ended September 30, 2023, unless otherwise specified.

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
REVENUE:
Datacenter hosting	$22,247	$28,740	$(6,493)	(23)%
Cryptocurrency mining	15,041	17,033	(1,992)	(12)%
Power and capacity	7,118	4,973	2,145	43%
EPCM consulting services	335	—	335	N/A
Total revenue	44,741	50,746	(6,005)	(12)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	30,938	36,231	(5,293)	(15)%
Depreciation	9,909	10,368	(459)	(4)%
Selling, general and administrative	13,394	22,724	(9,330)	(41)%
Impairment of long-lived assets	169	4,000	(3,831)	(96)%
Gain on digital assets	(204)	—	(204)	N/A
Loss (gain) on sale of assets	661	(1,752)	2,413	(138)%
Remeasurement of environmental liability	—	1,600	(1,600)	(100)%
Total operating costs and expenses	54,867	73,171	(18,304)	(25)%
Operating loss	(10,126)	(22,425)	12,299	(55)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(5,439)	(9,725)	4,286	(44)%
Gain on sale of digital assets	—	398	(398)	(100)%
Change in fair value of warrant asset	(420)	—	(420)	N/A
Other expense, net	—	(4)	4	(100)%
Total other expense, net	(5,859)	(9,331)	3,472	(37)%
Loss from continuing operations before income taxes	(15,985)	(31,756)	15,771	(50)%
Benefit from income taxes	(118)	—	(118)	N/A
Net loss from continuing operations	$(15,867)	$(31,756)	$15,889	(50)%

Adjusted Amounts (a)
Adjusted operating loss from continuing operations	$(9,296)	$(15,746)	$6,450	(41)%
Adjusted operating margin from continuing operations	(20.8)%	(31.0)%
Adjusted net loss from continuing operations	$(14,617)	$(25,077)	$10,460	(42)%
Other Financial Data (a)
EBITDA (loss) from continuing operations	$(637)	$(11,663)	$11,026	(95)%
as a percent of revenues	(1.4)%	(23.0)%
Adjusted EBITDA (loss) from continuing operations	$2,411	$(3,453)	$5,864	(170)%
as a percent of revenues	5.4%	(6.8)%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.

Key Metrics
The following table provides a summary of key metrics related to the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Revenue
Datacenter hosting	$22,247	$28,740	$(6,493)	(23)%
Cryptocurrency mining	15,041	17,033	(1,992)	(12)%
Power and capacity	7,118	4,973	2,145	43%
EPCM consulting services	335	—	335	N/A
Total revenue	$44,741	$50,746	$(6,005)	(12)%
Components of revenue as % of total
Datacenter hosting	50%	57%
Cryptocurrency mining	33%	33%
Power and capacity	16%	10%
EPCM consulting services	1%	—%
Total revenue	100%	100%
MWh
Datacenter hosting	326,968	413,983	(87,015)	(21)%
Cryptocurrency mining	139,767	161,285	(21,518)	(13)%
Power and capacity	117,321	99,723	17,598	18%
Revenue per MWh
Datacenter hosting	$68	$69	$(1)	(1)%
Cryptocurrency mining	$108	$106	$2	2%
Power and capacity	$61	$50	$11	22%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$16,644	$20,830	$(4,186)	(20)%
Cryptocurrency mining	$9,504	$10,639	$(1,135)	(11)%
Power and capacity	$4,607	$4,762	$(155)	(3)%
EPCM consulting services	$183	$—	$183	N/A
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$51	$50	$1	2%
Cryptocurrency mining	$68	$66	$2	3%
Power and capacity	$39	$48	$(9)	(19)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	532	1,541	(1,009)	(65)%
Cryptocurrency mining	261	684	(423)	(62)%
Total bitcoins produced	793	2,225	(1,432)	(64)%

Average bitcoin price	$60,028	$26,350	$33,678	128%
Average active hash rate (EH/s) Company-owned miners	790,142	882,130	(91,988)	(10)%
Average active hash rate (EH/s) Hosted miners	1,637,777	2,113,051	(475,274)	(22)%
Average difficulty	82.6 T	47.9 T	34.7 T	72%

Revenue
On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. In November 2023, we sold the South Carolina Facility, which was part of our datacenter hosting operations. We entered into hosting arrangements at third party sites for the majority of our remaining owned miners in the first and second quarters of 2023. In the second quarter of 2023, the hosting agreements to operate miners at third party sites were terminated. As a result, we deployed miners operated at the host’s site to our own self-mining sites. At September 30, 2024, Greenidge datacenter operations consisted of approximately 29,200 miners with approximately 3.1 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 11,000 miners, or 1.3 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with ASICs owned or leased by us. Our cryptocurrency mining revenue decreased $2.0 million, or 12%, to $15.0 million. We estimate that approximately 66% of the decrease was due to the increase in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 54% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 72% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 128% higher and our average hash rate decreased 10%. The decline in average hashrate is attributable to the Company's focus on maximizing profitability by prioritizing operations of its most efficient miners, curtailing operations of less efficient miners during periods of decreased profitability, and the ongoing efforts to redeploy miners previously hosted at third party locations.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	3,600
Bitmain S19 Hydro	200
Bitmain S21 Pro	300
11,000

As of September 30, 2024, our fleet of miners ranged in age from 0.1 to 3.1 years and had an average age of approximately 2.3 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of September 30, 2024, our fleet of miners ranged in efficiency from approximately 15.0 to 34.0 J/TH and had an average efficiency of 27.1 J/TH.

The table below presents the average cost of mining each bitcoin for the nine months ended September 30, 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Nine Months Ended September 30, 2024
Cost to mine one bitcoin(1)	$36,414
Value of each bitcoin mined(2)	$57,628
Cost to mine one bitcoin as % of value of bitcoin mined	63.2%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

On January 30, 2023, we entered into the NYDIG Hosting Agreement to provide datacenter hosting services. Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility and the South Carolina Facility during the 2023 comparative period, prior to the sale of the facility on November 15, 2023. We generated revenue of $22.2 million for the first nine months of 2024 and $28.7 million for the first nine months of 2023. Approximately $10.0 million of this decrease is a result of the sale of the South Carolina in November 2023, which was partially offset by an increase in the price of bitcoin during the nine months ended September 30, 2024 as compared to the prior year. In addition, we managed approximately 1.7 EH/s of average active hash rate in our hosting services, of which produced approximately 532 bitcoins.
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
Our power and capacity revenue increased $2.1 million, or 43%, to $7.1 million during the nine months ended September 30, 2024. We estimate higher average power and capacity prices and higher power and capacity sales volume caused revenue increases of approximately 25% and 18%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Nine Months Ended September 30,		Variance
$ in thousands	2024	2023	$	%
Datacenter hosting	$16,644	$20,830	$(4,186)	(20)%
Cryptocurrency mining	9,504	10,639	(1,135)	(11)%
Power and capacity	4,607	4,762	(155)	(3)%
EPCM consulting services	183	—	183	N/A
Total cost of revenue (exclusive of depreciation)	$30,938	$36,231	$(5,293)	(15)%
As a percentage of total revenue	69.1%	71.4%
Total cost of revenue, exclusive of depreciation, decreased $5.3 million, or 15%, to $30.9 million during the nine months ended September 30, 2024 as compared to the prior year period. We estimate the decrease is comprised of approximately 7% due to higher natural gas costs for Datacenter Hosting, as well as revenue share expense. This was partially offset by 18% due to the decrease in electricity utilization within production, mainly as a result of the sale of the facility in South Carolina, along with 4% due to the reduction in monthly hosting fees paid to third parties for hosting Company-owned miners.
The New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $9.3 million, or 41%, to $13.4 million for the nine months ended September 30, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total payroll and benefits and other employee costs decreased approximately $4.0 million in the first nine months of 2024 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost reduction efforts that occurred in 2023 as well as a decrease in incentive compensation;

•Decrease of approximately $2.9 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year period associated with permit renewals and environmental matters at the New York Facility;

•Total insurance expense decreased approximately $1.7 million in the first nine months of 2024 compared to the prior year period, as a result of declines in coverage costs related to umbrella, property, and liability policies due to a lower asset base; and

•Total restructuring costs decreased approximately $0.7 million in the first nine months of 2024 compared to the prior year period, mainly as a result of non-recurring restructuring costs incurred in the prior year
Depreciation
Depreciation expense decreased $0.5 million, or 4%, to $9.9 million for the nine months ended September 30, 2024 as compared to the prior year period, due to a lower asset base resulting from the sale of the South Carolina Facility in 2023.
Gain on digital assets
We recognized a gain on digital assets of $0.2 million for the nine months ended September 30, 2024 as a result of measuring digital assets at fair value due to us adopting ASU 2023-08 on January 1, 2024. There was no gain or loss on digital assets as a result of measuring digital assets at fair value for the nine months ended September 30, 2023.
Loss (gain) on sale of assets
We recognized a loss on the sale of assets of $0.7 million for the nine months ended September 30, 2024 which was primarily as a result of selling long-lived assets. During the nine months ended September 30, 2023, we recognized a gain on the sale of assets of $1.8 million for the sale of certain credits and coupons, including the $1.2 million of coupons transferred to NYDIG as part of the debt restructuring.
Operating (loss) income from continuing operations
We reported an operating loss for the nine months ended September 30, 2024 of $10.1 million compared with an operating loss of $22.4 million in the nine months ended September 30, 2023. The favorable variance of $12.3 million is primarily related to significant cost savings in selling, general, and administrative expenses, as well as a $3.8 million decrease in impairment of long-lived assets and a $1.6 million decrease in remeasurement on environmental liability.
Adjusted loss from operations was $9.3 million for the nine months ended September 30, 2024 as compared to adjusted loss from operations of $15.7 million in the nine months ended September 30, 2023. The adjusted loss from operations was driven by the same factors described above impacting loss from operations. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Total other expense, net
During the nine months ended September 30, 2024, we incurred a decrease of $3.5 million, or 37%, to $5.9 million of other expense, mainly due to a reduction in interest expense of $4.3 million and partially offset by a change in fair value of warrant asset of $0.4 million and decrease of $0.4 million in gain on sale of digital assets. The decrease in interest expense is a result of the reductions in debt that occurred in the first and fourth quarters of 2023.
Benefit from income taxes
Our effective tax rate for the nine months ended September 30, 2024 was a 1% benefit which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets, as well as an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. The 1%, or $0.1 million benefit for the nine months ended September 30, 2024 was the result of an adjustment for the New York State income tax receivable upon completion of our 2023 tax return.
Our effective tax rate for the nine months ended September 30, 2023 was 0%, which was lower than the statutory rate of 21% primarily due to state income taxes and tax benefits associated with stock-based compensation.

Net loss from continuing operations
As a result of the factors described above, Greenidge incurred a net loss of $15.9 million for the nine months ended September 30, 2024 as compared to a net loss of $31.8 million for the nine months ended September 30, 2023.
On an adjusted basis, excluding the impact of a gain on sale of assets and debt restructure costs, adjusted net loss during the nine months ended September 30, 2024 would have been $14.6 million as compared to $25.1 million in the same period in 2023. Adjusted net loss is a non-GAAP performance measure. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this MD&A.
Loss from discontinued operations
We have reported the Support.com business as discontinued operations in the consolidated financial statements. Loss from discontinued operations, net of tax decreased $0.7 million, or 98%, to $0.01 million for the nine months ended September 30, 2024. The decrease is primarily related to the closing of operations.

Non-GAAP Measures and Reconciliations

	Nine Months Ended September 30,		Variance
	2024	2023	$	%
Adjusted operating (loss) income from continuing operations
Operating loss from continuing operations	$(10,126)	$(22,425)	$12,299	(55)%
Impairment of long-lived assets	169	4,000	(3,831)	(96)%
Loss (gain) on sale of assets	661	(1,752)	2,413	(138)%
Remeasurement of environmental liability	—	1,600	(1,600)	(100)%
Restructuring costs	—	2,831	(2,831)	(100)%
Adjusted operating loss from continuing operations	$(9,296)	$(15,746)	$6,450	(41)%
Adjusted operating margin	(20.8%)	(31.0%)

Adjusted net loss from continuing operations
Net loss from continuing operations	$(15,867)	$(31,756)	$15,889	(50)%
Impairment of long-lived assets, after tax	169	4,000	(3,831)	(96)%
Loss (gain) on sale of assets	661	(1,752)	2,413	(138)%
Remeasurement of environmental liability, after tax	—	1,600	(1,600)	(100)%
Change in fair value of warrant asset, after tax	420	—	420	N/A
Restructuring costs, after tax	—	2,831	(2,831)	(100)%
Adjusted net loss from continuing operations	$(14,617)	$(25,077)	$10,460	(42)%

EBITDA (loss) and Adjusted EBITDA (loss) from continuing operations
Net loss from continuing operations	$(15,867)	$(31,756)	$15,889	(50)%
Benefit from income taxes	(118)	—	(118)	N/A
Interest expense, net	5,439	9,725	(4,286)	(44)%
Depreciation	9,909	10,368	(459)	(4)%
EBITDA (loss) from continuing operations	(637)	(11,663)	11,026	(95)%
Stock-based compensation	1,798	1,531	267	17%
Loss (gain) on sale of assets	661	(1,752)	2,413	(138)%
Remeasurement of environmental liability	—	1,600	(1,600)	(100)%
Change in fair value of warrant asset, after tax	420	—	420	N/A
Restructuring costs	—	2,831	(2,831)	(100)%
Impairment of long-lived assets	169	4,000	(3,831)	(96)%
Adjusted EBITDA (loss) from continuing operations	$2,411	$(3,453)	$5,864	(170)%
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

Liquidity and Capital Resources
On September 30, 2024, we had cash and cash equivalents of $7.6 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. Our management took certain actions during 2023 and during the first nine months of 2024 to improve our liquidity.
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
We continue to own approximately 153 acres of land in South Carolina, which has been classified as held for sale. We anticipate the sale of the land to generate proceeds that will improve our liquidity within the next twelve months.
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
We continued to improve our liquidity position in the first nine months of 2024. On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.
Despite these improvements to our financial condition, our management expects that we will require additional capital in order to fund our expenses and to support our working capital needs and remaining debt servicing requirements. Management continues to assess different options to improve our liquidity which include, but are not limited to:
•a sale of our remaining real estate in South Carolina and/or sale of the remaining miner infrastructure equipment inventory, which was not used in previous expansions.
•issuances of equity, including but not limited to issuances under the Common Stock Purchase Agreement and/or the ATM Agreement.
•retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is issued, dilutive.

The Company believes it will be successful in certain efforts to improve liquidity that will allow it to extend cash resources for at least the next twelve months, contingent on factors outlined below which continue to present significant uncertainty regarding the Company's financial condition.
Our operating cash flows generated by mining, hosting, and power are affected by several factors including the price of bitcoin, bitcoin mining difficulty, and the costs of electricity, natural gas, and emissions credits. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin mined. Increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin we can mine. Increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing the cost to mine bitcoin. In April 2024, a bitcoin halving occurred, which decreased the reward for successfully placing a block from 6.25 bitcoin to 3.125 bitcoin. There are no assurances that favorable changes in the price of bitcoin will occur as a result of the bitcoin halving to offset the decrease in mining revenues as a result therefrom. Therefore, the most recent bitcoin halving has had and may continue to have a material adverse effect on the profitability of our future self-mining and hosting operations. While we continue to work to implement options to improve liquidity, we can provide no assurance that these efforts will be successful and our liquidity could be negatively impacted by factors outside of our control, in particular, significant decreases in the price of bitcoin or increases in the difficulty of mining bitcoin, our inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility and the possibility of a temporary or permanent loss of such permit following the expiration of the November 14 Stay, or the cost to us of such procurement or compliance, regulatory changes concerning cryptocurrency, increases in energy costs or other macroeconomic conditions and other matters identified in Item 1A, "Risk Factors" in our Annual Report for the year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Given this uncertainty regarding our financial condition over the next 12 months from the date these financial statements were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at September 30, 2024, and the years in which these obligations are due:

$ in thousands	Total	2024	2025-2026	2027-2028	Thereafter
Debt payments	$86,008	$1,534	$84,474	$—	$—
Leases	193	20	75	78	20
Environmental obligations	30,229	100	11,120	11,006	8,003
Natural gas transportation	11,376	474	3,792	3,792	3,318
Total	$127,806	$2,128	$99,461	$14,876	$11,341
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

Summary of Cash Flow
The following table provides information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
$ in thousands	2024	2023
Net cash used for operating activities from continuing operations	$(8,162)	$(910)
Net cash used for investing activities from continuing operations	(4,432)	(10,352)
Net cash provided by financing activities from continuing operations	7,038	4,666
Increase (decrease) in cash and cash equivalents from discontinued operations	(186)	2,066
Net change in cash, cash equivalents and restricted cash	(5,742)	(4,530)
Cash, cash equivalents and restricted cash at beginning of year	13,312	15,217
Cash, cash equivalents and restricted cash at end of period	$7,570	$10,687
Operating Activities
Net cash used for operating activities was $8.2 million for the nine months ended September 30, 2024, as compared to net cash used of $0.9 million for the nine months ended September 30, 2023. The variance in the operating cash flow during the first nine months of 2024 as compared to 2023 was driven primarily by the purchase of additional Regional Greenhouse Gas Initiative ("RGGI") credits in Q1 2024, which was required to settle the accrued emissions liability for the three-year control period ended December 31, 2023, as well as the advantageous change in net loss.
Investing Activities
Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2024, as compared to $10.4 million for the nine months ended September 30, 2023. The decrease is primarily related to $4.0 million of lower purchases of and deposits for property and equipment as compared to the prior year due to the lower miner purchases and increase in proceeds from the sale of long-lived assets of $1.3 million.
Financing Activities
Net cash provided by financing activities was $7.0 million for the nine months ended September 30, 2024, as compared to $4.7 million for the nine months ended September 30, 2023. The increase is primarily related to the increase of $6.0 million of proceeds from the issuance of common stock and pre-funded warrant, along with the $6.8 million elimination of principal payments on debt due to its restructuring. These increases were partially offset by a $10.4 million reduction in sales of Class A common stock under the Company’s ATM Agreement.
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
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2024, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, other than as described below. For information on legal proceedings, refer to Note 10, "Commitments and Contingencies—Legal Matters," in our unaudited condensed consolidated financial statements included elsewhere in this report.
Title V Air Permit Renewal Litigation
As previously disclosed, on August 20, 2024, Greenidge Generation LLC, our wholly owned subsidiary, submitted a motion to the Court by Order to Show Cause seeking a TRO Request permitting the New York Facility to continue operations during the pendency of the Article 78 proceeding, which seeks declaratory and injunctive relief relating to the Department's Denial.

Subsequent to the submission of the TRO Request, on August 23, 2024, we and the Department agreed to a briefing schedule with respect to the TRO Request, with a hearing before the Court which occurred on October 29, 2024. In connection with the agreed-upon briefing schedule, the Department agreed that we do not need to (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024, which was subsequently extended through November 14, 2024 by stipulation on the record at the October 29, 2024 hearing. We expect that the Court will render a decision on the TRO Request or, alternatively, our Article 78 challenge of the Department's Denial in total, prior to the expiration of the November 14 Stay.

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

A hearing was held on October 29, 2024, in the New York State Supreme Court, Yates County, on our previously disclosed TRO Request allowing our New York Facility to continue operations pending a final, non-appealable outcome regarding our Article 78 challenge of NYSDEC’s denial of our Title V Air Permit renewal application filed on August 15, 2024. In connection with such hearing, we and NYSDEC entered into a stipulation on the record to extend a stay of NYSDEC's shut down order from November 1, 2024 to November 14, 2024, at such time we expect the Court to render a decision on our TRO Request, or, alternatively, our Article 78 challenge of the denial of the permit renewal application in total. There can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.

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
Any of these could render our cryptocurrency datacenter, hosting and/or power generation operations inoperable, temporarily, or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Apart from $15 million in coverage of our bitcoin mining equipment, which is subject to certain deductibles, our power plant property is not insured by any third party insurance provider and our ability to self-insure may not be adequate to cover the losses we suffer as a result of the aforementioned risks, which could materially adversely impact our results of operations and financial condition.
Our issuance of a significant number of additional shares of Class A common stock in connection with any future financings, acquisitions, investments, commercial arrangements, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result.
In July 2024, we entered into the Common Stock Purchase Agreement with B. Riley Principal II pursuant to which we issued an aggregate of 7,300,000 shares of Class A common stock for a 36-month period beginning on the Effective Date. We issued 424,156 shares under the Common Stock Purchase Agreement through the date of filing.
In 2022, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, pursuant to which we issued an aggregate of 4,167,463 shares of Class A common stock through the date of filing.

In December 2023, we entered into the Equity Exchange Agreement with Infinite Reality under which we issued 180,000 shares of Class A common stock, and a 1-year warrant to purchase 180,000 shares of Class A common stock.
In February 2024, we entered into the Armistice SPA, pursuant to which we issued 450,300 shares of Class A common stock as SPA Shares, the Pre-Funded Warrant to purchase 810,205 shares of Class A common stock, which has been exercised in full, and the Armistice Warrant to purchase up to 1,260,505 shares of Class A common stock. We may continue to raise capital by selling shares of Class A common stock, or instruments convertible or exercisable for Class A common stock, through future equity offerings.

In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and certain inducement grants, and shares of Class A common stock in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 16, “Subsequent Events—Exchange Agreements".

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

As of the date of this filing, we have registered in a registration statement on Form S-1 up to 7,300,000 shares of Class A common stock issuable pursuant to the Common Stock Purchase Agreement that may be resold from time to time, over a 36-month period beginning on the Effective Date, by B. Riley Principal II, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, in two registration statements on Form S-8 an aggregate of up to 1,324,532 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our 2021 Equity Plan, as amended and restated, and in a registration statement on Form S-3 up to 2,521,010 shares of Class A common stock issuable pursuant to the SPA that may be resold from time to time by Armistice.

As the shares of Class A common stock registered or to be registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.

In addition, we have issued 180,000 shares of Class A common stock and a 1-year warrant to purchase 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act after a six-month holding period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.
Exhibit Index

Exhibit No.	Description
10.1
Common Stock Purchase Agreement, dated as of July 30, 2024, by and between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024).

10.2
Registration Rights Agreement, dated as of July 30, 2024, by and between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2024).

10.3
Exchange Agreement, dated as of October 24, 2024, between Greenidge Generation Holdings Inc. and the signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2024).

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

Greenidge Generation Holdings Inc.

Date: November 7, 2024	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)