Form 10-K
period 2024-12-31
Greenidge Generation Holdings Inc.
filed 2025-03-31
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Based on the closing sale price of $2.69 of the Registrant's Class A common stock on The Nasdaq Global Select Market on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $20,648,389.

As of March 25, 2025, the Registrant had 11,741,704 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2024.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes certain statements that may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as "anticipate," "believe," "continue," "foresee," "expect," "intend," "plan," "may," "will," "would," "could" and "should" and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders are forward-looking statements.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Item 1A, "Risk Factors" of this Annual Report, as well as statements about or relating to or otherwise affected by:
•our ability to meet our existing long-term debt obligations with the Company’s current projected operating cash flows in the long term;
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
•changes in applicable laws, regulations, or permits, including ongoing litigation and administrative proceedings with respect to our Title V Air Permit renewal application, affecting our operations or the industries in which we operate, including regulation regarding power generation, environmental laws, cryptocurrency usage and/or cryptocurrency mining, and a regulatory trend toward stricter oversight of crypto asset platforms and the cryptocurrency industry;
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
•if we fail to comply, or regain compliance, with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), Nasdaq may delist our Class A common stock;
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
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely impact our results of operations, financial condition, or cash flows, our ability to meet our long-term debt obligations, or cause a decline in the price of our Class A common stock:
•We have experienced financial difficulties and an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
•We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
•We may not have sufficient resources to repay our 8.50% Senior Notes due 2026 upon their maturity in October 2026, and we will face additional risks if we incur additional indebtedness.
•We have a history of operating losses. If we are unable to sustain greater revenues than our operating costs and support our expansion plans, we may continue to experience operating losses, which could negatively impact our results of operations, strategy and financial performance.
•If we fail to comply, or regain compliance, with the Nasdaq continued listing standards, Nasdaq may delist our Class A common stock.
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
•We have experienced turnover in our senior management team and reduced our headcount in 2023 and 2024. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
•We have been, are currently, and may be in the future, the subject of legal proceedings, administrative proceedings and inquiries, audits, or probes conducted by various government agencies or regulatory bodies.
•Our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant, or a substantial portion of our other limited sources of revenues, would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
•We may not be able to compete effectively against other companies, some of whom have greater resources and experience.
•As the aggregate amount of computing power, or hashrate, in the bitcoin network increases, the amount of bitcoin earned per unit of hashrate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures to expand our fleet of miners.
•Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•The bitcoin reward for successfully uncovering a block will halve several times in the future and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts;
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
•While no formal regulations have been proposed to classify bitcoin as a security, if regulatory changes or interpretations classify bitcoin or other cryptocurrencies as investment securities, and we hold a significant portion of our assets in bitcoin or acquire and hold such other cryptocurrencies, we may inadvertently violate the Investment Company Act or other securities laws. We could incur large losses to modify our operations to avoid the need to register as an investment company or could incur significant expenses to register as an investment company or could terminate operations altogether.
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

•We are exposed to the impact of market price changes in bitcoin on our bitcoin holdings.

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

PART I
ITEM 1. BUSINESS.
Overview
We are a developer and operator of datacenters focused on cryptocurrency mining and infrastructure development. We currently build, maintain and operate data centers focused on bitcoin mining, along with related power and electric infrastructure. We generate revenue from (1) datacenter hosting, (2) cryptocurrency self-mining, and (3) power and capacity sales. We are focused on utilizing our power generation and datacenter operation expertise to connect datacenter power demand with stranded electrical assets through the identification and development of new datacenter sites.

We own and operate a vertically integrated cryptocurrency datacenter and power generation facility in Torrey, New York (the “New York Facility”), with an approximately 106 megawatt (“MW”) nameplate capacity natural gas power generation plant. In 2024, we expanded our operations through the purchase of 12 acres of land in Columbus, Mississippi with 73,000 square feet of industrial warehouse space (the “Mississippi Facility”), which provided us with access to an additional 32.5 MW of power capacity. In the second quarter of 2024, we deployed 7 MW of miners for use in self-mining at the Mississippi Facility. Additionally, we added 7.5 MW of self-mining capacity through a five-year lease which provides us with energy access to power mining. To maximize our hashrate capacity, we have deployed, and may continue to deploy, excess miners in our fleet to third-party hosted sites under short-term arrangements.
Recent Developments
South Carolina Facility Transactions
On November 9, 2023, we closed the sale of our facility in Spartanburg, South Carolina (the "South Carolina Facility") to NYDIG ABL LLC ("NYDIG") to complete a deleveraging transaction. In exchange for selling our upgraded 44 MW South Carolina mining facilities and approximately 22 acres of subdivided real estate to NYDIG, we received total consideration of $28 million, as follows:

•The remaining principal balance of $17.7 million on our Senior Secured Loan with NYDIG, entered into on January 30, 2023, was extinguished;

•The remaining principal balance of $4.1 million on our Secured Promissory Note, originally issued to B. Riley Commercial Capital, LLC on March 18, 2022, and later purchased by NYDIG at par on July 20, 2023, was extinguished;

•A cash payment of approximately $4.5 million; and

•A bonus payment of approximately $1.6 million as a result of the completion of the upgraded mining facility expansion and its uptime performance.

The Company recognized a gain on the sale of the South Carolina Facility of $8.2 million. Subsequent to such sale, we retained 152 acres of land for development.

On November 27, 2024, we entered into a purchase and sale agreement to sell the remaining 152 acres to Data Journey LLC ("Data Journey") for $12.1 million in cash and an 8% profit participation interest in the property's planned data center. We expect the sale to close in 2025.
Infinite Reality, Inc. Equity Exchange Agreement
On December 11, 2023, we entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality”), pursuant to which, among other things, (i) we issued to Infinite Reality a one-year warrant to purchase 180,000 shares of our Class A common stock at an exercise price of $7.00 per share (the “1-Year Warrant”), the proceeds of which, upon exercise, are required to be used for the development of a proposed new data center contemplated by a Master Services Agreement entered into between us and Infinite Reality on December 11, 2023, and (ii) we issued 180,000 shares of our Class A common stock to Infinite Reality, which shares will not be registered with the SEC. The shares of Class A common stock issued under the Equity Exchange Agreement and that may be issued pursuant to the exercise of the 1-Year Warrant were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. On December 11, 2024, the 1-Year Warrant expired unexercised.
In exchange for issuing the 1-Year Warrant and Class A common stock, we received (i) a one-year warrant to purchase 235,754 shares of Infinite Reality's common stock at an exercise price of $5.35 per share (the "Infinite Reality Warrant") and (ii) 280,374 shares of Infinite Reality's common stock. The Infinite Reality Warrant was automatically exercise on a net settlement basis immediately prior to expiration on December 11, 2024. As of the date of this Annual Report, we have not received the exercised shares in connection with the Infinite Reality Warrant.
Armistice Capital Master Fund Ltd. Securities Purchase Agreement
On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of our Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of our Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant (the “5-Year Warrant”) to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share (the “Warrant Shares”). During the year ended December 31, 2024, the Company issued 810,205 upon receiving notice of exercise in connection with the Pre-Funded Warrant. As of the date of this Annual Report, the 5-Year Warrant remains unexercised.
Pursuant to the Armistice SPA, we were obligated to file a resale registration statement covering the SPA Shares, the Pre-Funded Warrant Shares, and the Warrant Shares no later than ten (10) days after filing of our Annual Report for the year ended December 31, 2023.
The SPA Shares and the shares of Class A common stock issued pursuant to the Pre-Funded Warrant and issuable pursuant to the 5-Year Warrant were offered and sold in a transaction exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act.

Mississippi Expansion
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space (the “Columbus Property”). The Columbus Property provides us with access to 32.5 MW of additional power capacity and we deployed 7 MW of miners on the Columbus Property in the second quarter of 2024. We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining.
Launch of Pod X Portable Mining Solution
In July 2024, we announced the launch of our Pod X portable cryptocurrency mining infrastructure solution, which is deployed at our facilities across the United States and reflects a culmination of our experience in maintaining optimal temperature control and uptime using portable mining equipment.
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC
On July 30, 2024, we entered into a common stock purchase agreement (the "Common Stock Purchase Agreement") with B. Riley Principal Capital II, LLC, "B. Riley Principal II"), an affiliate of B. Riley Principal Capital, LLC ("B. Riley Principal"). Pursuant to the Common Stock Purchase Agreement, we have the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month period commencing September 24, 2024.
In connection with the Common Stock Purchase Agreement, we entered into a registration rights agreement with B. Riley Principal II, pursuant to which we agreed to prepare and file a registration statement registering the resale by B. Riley Principal II of those shares of our Class A common stock to be issued under the Common Stock Purchase Agreement. The registration statement became effective on September 24, 2024 (the "Effective Date"), relating to the resale of 7,300,000 shares of Greenidge's Class A common stock in connection with the Common Stock Purchase Agreement.

From the Effective Date through March 25, 2025, we issued 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, of which all shares were issued and net proceeds were received during the year ended December 31, 2024.
Announcement of Bitcoin Self-Mining Retention Strategy
On August 1, 2024, we announced our new bitcoin self-mining retention strategy, which enables us to accumulate bitcoin from our owned miners in order to increase our bitcoin holdings.
Privately Negotiated Debt Exchange Agreements
During the fourth quarter of 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued shares of our Class A common stock in exchange for principal amounts of our Senior Notes. From the date of the first exchange to the date of this Annual Report, we issued 1,335,889 shares of our Class A common stock in exchange for $5.5 million aggregate principal amount of our Senior Notes, of which 692,433 shares were exchanged for $3.7 million aggregate principal amount of our Senior Notes during the year ended December 31, 2024. Such transactions were exempt from registration under Section 3(a)(9) of the Securities Act.
Equity Interest Payment Agreement
On January 24, 2025, we entered into an Equity Interest Payment Agreement, that as consideration for Atlas' continued credit support with respect to letters of credit it maintains, we agreed to pay interest at a rate of 8.5% per annum. Payments will be made by issuing shares of our Class A common stock, with the total cumulative shares not to exceed 19.99% of the sum of the number of Class A common stock and Class B common stock outstanding. Subsequent payments will then be made in cash. In connection with the Equity Interest Payment Agreement, we agreed to pay, by issuing shares of our Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. From the effective date to the date of this Annual Report, we issued 752,742 shares of Class A common stock to settle the letter of credit extension payment.
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

Products and Services
NYDIG Hosting Agreement. On January 30, 2023, we entered into hosting services agreements and related orders with affiliates of NYDIG (collectively as in effect from time to time, the "NYDIG Hosting Agreement"). Under the NYDIG Hosting Agreement, we agreed to host, power, and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at the New York Facility for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee as well as a gross profit-sharing arrangement. Under the NYDIG Hosting Agreement, NYDIG affiliates are required to provide us an upfront security deposit, pay a configuration fee for the setup of new or relocated miners, and pay for repairs and parts consumed in non-routine maintenance (i.e., units that are out of service for more than 12 hours). We are required to pay NYDIG a portion of capacity revenue, as well as a portion of the gross margin from any energy sales in excess of mining requirement. Additionally, when market conditions dictate shutting down mining and making market sales of energy, we are required to pay NYDIG the expected value that it would have received as if the cryptocurrency datacenter had operated and a portion of gross margin from energy sales above normal mining requirements. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.

Cryptocurrency Mining. Our cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned or leased by us. We currently contribute our hashrate to a single mining pool, subject to their terms of service. Such participation is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pool. The mining pool in which we currently participate allocates their bitcoin to us on a daily basis.
From time to time we have deployed excess miners at third-party sites through short-term hosting contracts.

Our datacenter operations consist of approximately 30,700 miners with a combined capacity of approximately 3.3 EH/s for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, are associated with datacenter hosting and 12,500 miners, or 1.5 EH/s, are associated with cryptocurrency mining.
Mining Pool Participation
A significant portion of the global hashrate on the bitcoin network has been contributed to a number of "mining pools." In a typical bitcoin mining pool, groups of miners combine their resources, or hashrate, and earn bitcoin together. Mining pools help to smooth the variability of the revenue stream of individual miners by combining the hashrate from multiple miners and then paying each miner a pro rata share of the aggregate bitcoin rewards generated by the combined pool.
The mining pool operator is typically paid a fee for maintaining the pool. Miners who participate in mining pools are expected to earn their pro rata share of the global bitcoin rewards received by all miners on the bitcoin network, less any fees paid to the mining pool operator.
We contribute our hashrate to a single mining pool, subject to their terms of service. Such participation is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pool. The mining pools in which we currently participate allocate their bitcoin to us on a daily basis.
Power and Capacity Sales. We own and operate a 106 MW power generation facility that is connected to the New York Independent Systems Operator (the "NYISO"), which operates New York state’s power grid. We sell electricity to the NYISO at all times when the plant is running and we increase or decrease the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. Based upon levels of demand and prevailing prices for electricity, we may temporarily curtail our cryptocurrency hosting and self-mining located at our power generation facility in order to meet the demand for electricity. Revenue generated from the wholesale power market is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market and the prevailing price of natural gas. In addition, we receive revenues from the sale of our capacity and ancillary services in the NYISO wholesale market. Through these sales, we generate three revenue streams:

◦Energy revenue: When dispatched by the NYISO, we receive energy revenue based on the hourly price of power.
◦Capacity revenue: We receive capacity revenue for committing to sell power to the NYISO when dispatched.
◦Ancillary services revenue: When selected by the NYISO, we receive compensation for the provision of operating reserves.
Our datacenter operations in New York are powered by electricity generated directly by our power plant, which is referred to as "behind-the-meter" power as it is not subject to transmission and distribution charges from local utilities. As of December 31, 2024, our owned and customer hosted miners at the New York Facility had the capacity to consume approximately 60 MW of electricity. We have approval from NYISO to utilize 64 MW of electricity behind-the-meter.
Additionally, we have a contract with Empire Pipeline Inc., which provides for the firm transportation to our pipeline of up to 15,000 dekatherms of natural gas per day. The natural gas is transported to our captive lateral pipeline through which this gas is transported 4.6 miles to our power plant. We have contracts with Emera Energy covering both the purchase of natural gas and the bidding and sale of electricity through the NYISO.
These sales accounted for approximately 18% and 9% of our total revenue for the years ended December 31, 2024 and 2023, respectively.
Cryptocurrency Datacenter Industry Trends
Bitcoin Network Changes
The price of bitcoin experienced significant volatility throughout 2024, primarily driven by the approval of bitcoin spot Exchange Traded Funds ("ETFs") in January 2024 and renewed optimism regarding cryptocurrencies following the results of the U.S. presidential election. The rise in the price of bitcoin led to a significant expansion of bitcoin mining operations and an increase to the total hashrate on the bitcoin network. This heightened competition within the industry is expected to continue as long as prices remain elevated.
Network difficulty, which is a measure of how hard it is for miners to solve a block on the bitcoin blockchain and earn mining rewards, is directly tied to the network’s total hashrate (or the total computational power devoted to solving a block). This difficulty is adjusted every 2,016 blocks (with a new block being added approximately every 10 minutes. As more miners join the network and the network’s global hashrate increases, its difficulty increases, which adversely affects our total revenue. Conversely, when miners leave the network and its global hashrate decreases, its difficulty decreases. Historically, we have observed that during sustained increases in bitcoin's market price (as seen throughout 2024), new miners enter the bitcoin network, driving up its network hashrate and subsequently increasing network difficulty.

Accordingly, as market prices for bitcoin rise and more miners join the bitcoin network, increasing the total hashrate, network difficulty and competition will continue to grow. As a result, existing miners like us will need to increase our hashrate to maintain and improve our chances of earning bitcoin mining rewards.
April 2024 Halving Event
Halving is a mechanism designed to regulate the total supply, and mitigate inflation, of cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term "halving." This is fixed, preprogrammed event occurs approximately every four years. The most recent halving for bitcoin occurred on April 19, 2024 at block 840,000, reducing the mining reward to 3.125 bitcoin. This reduction in mining rewards has a direct impact on the supply of bitcoin in the market and, if increases in prices as a result of the supply changes do not fully offset the reduction in rewards, it can negatively impact bitcoin mining revenue.

Digital Assets Custody
Our bitcoin is held in cold-storage and trading wallets by Coinbase, Inc., a well-known U.S.-based third-party digital asset-focused custodian, on behalf of itself, Coinbase Custody Trust Company, LLC, and, if applicable, Coinbase Credit, Inc. ("Coinbase Credit," and collectively with Coinbase and Coinbase Custody, the "Coinbase Entities”). We may also sell our bitcoin using our Custodian's U.S. brokerage services. The cold storage wallets in which our bitcoin are held are located in the United States. Any of our funds that may be held by the Custodian are legally segregated at the account, sub-account, and on-chain wallet address level. Digital Assets credited to the Trading Balance are held in one of three ways: (i) in omnibus hot wallets (each, an “Omnibus Hot Wallet”); (ii) in omnibus cold wallets (each, an “Omnibus Cold Wallet”); and (iii) in Coinbase’s accounts with the Connected Trading Venues (“Coinbase Connected Trading Venue Digital Asset

Balance”). While we believe that our custodial agreement provides our business with reasonable protections for our operations and the safe storage of our digital assets, there can be no assurance that storing our digital assets with the Custodian is free from risk. To the best of our knowledge, Coinbase safely stores our digital assets in segregated accounts as represented in the Coinbase Prime Broker Agreement; however, if the Custodian were to be in breach of its agreement, our digital assets could be compromised. Similarly, if the Custodian were to cease operations, declare insolvency or file for bankruptcy, there is a reasonable risk that recovery of our assets, despite being kept in segregated accounts, could be delayed or unrecoverable. For further discussion of our custodial agreements, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodied bitcoin were considered to be the property of the Custodian's estate in the event that the Custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that we could be treated as a general unsecured creditor of the Custodian, inhibiting our ability to access our bitcoin. Even if we are able to prevent our bitcoin from being considered the property of the Custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the Custodian during the pendency of the insolvency proceedings. To our knowledge, the Custodian has not petitioned for bankruptcy protection, been declared insolvent or bankrupt, made any assignment for the benefit of creditors, or had a receiver appointed for its assets, at any point while we have been a customer. Further, none of our bitcoin was, as of the time of filing this Annual Report, custodied with any entity that has petitioned for bankruptcy protection, been declared bankrupt or insolvent, made any assignment for the benefit of creditors, or had a receiver appointed for its assets. The recent bankruptcies in the crypto industry and failures of certain financial institutions have not resulted in any loss or misappropriation of any of our bitcoin nor have such events impacted our access to any of our bitcoin.

We are not aware of our Custodian's experiencing excessive redemptions or withdrawals, or having suspended redemptions or withdrawals, of any customer assets (bitcoin, crypto, or otherwise). Further, we have not experienced any loss of, or access to, our bitcoin custodied with our Custodian, we have never been unable to account for such bitcoin assets, and we are not aware of our Custodian having ever been unable to account for our bitcoin assets or the crypto assets of its other customers.

To the extent we sell any of our bitcoin custodied with the Custodian, these transactions are done through the Custodian’s U.S. brokerage services, which are registered with the Financial Crimes Enforcement Network ("FinCEN”) and hold NYDFS Bitlicenses. Such brokered sales are made primarily through market-making transactions with institutional grade investors. While we do not know the identity of the purchasers in such brokered sales of our bitcoin, our Custodian has made all customary representations to us regarding its compliance with all Know Your Customer and Anti-Money Laundering regulations applicable to such brokered sales of our bitcoin. Our agreements with such brokerage services require them to comply with all applicable FinCEN and NYDFS rules and regulations.
Competition
Competition in Datacenter Operations and Power Generation Segment
Datacenter Operations
The cryptocurrency industry is a highly competitive and evolving industry, and new competitors or emerging technologies could enter the market and affect our competitiveness in the future. The primary drivers impacting competition are the demand for bitcoin, access to sufficient power at economical rates, and the ability to source miners. Our main competitors generally include other large public and private bitcoin mining companies that focus all or a portion of their activities on bitcoin mining and hosting. Miners often organize themselves in mining pools and therefore we compete with other miners also participating in mining pools.
Power Generation in New York
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
We compete against all other NYISO generation resources, which, as of Summer 2024 included approximately 40,872 MW of installed capacity from gas and oil-fired thermal generation, as well as nuclear, hydro, wind, and other renewable generation. Our competitiveness is based on our variable cost compared to the marginal price in the energy markets, which is set by the bid of the highest-priced resource required to satisfy load requirements. The primary determinants of our variable cost are our efficiency (e.g., how much gas is required to produce a given unit of power) and fuel cost.
Our variable cost relative to the marginal energy price determines the amount of power we sell. As demand for power increases and as more expensive generation resources are required to satisfy load requirements, the marginal energy price increases. We benefit from retirements of lower-cost generation resources in the NYISO and, conversely, become less competitive as more efficient generation capacity is added.
A similar dynamic exists in the capacity markets where we are a price-taker. The administratively determined sloping demand curve ensures that the price paid to suppliers of capacity declines as capacity exceeds reliability requirements. Thus, as other generation capacity retires, we will benefit from higher prices and conversely, as other generation capacity is added, we will realize lower capacity revenues. The capacity market is designed to incentivize generation additions when reserve margins (excess capacity relative to peak demand) are low and to reduce capacity payments made to generators when reserve margins are high and excess capacity exists.
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
•Self-reliance. All of the power that we use in our New York cryptocurrency datacenter operations is provided by behind-the-meter generation, eliminating reliance on third-party power purchase agreements that can be modified or revoked at any time.
•Cryptocurrency experience. We have been active as operators of cryptocurrency datacenters for a number of years which we believe provides us with a competitive advantage over new entrants that have not commenced commercial cryptocurrency datacenter operations. Having engineers and electricians on staff has enabled us to design our own mining architecture, which in turn allows us to operate and maintain our mining operations. We believe this leads to better performance.

•Institutional backing. Our controlling stockholder, Atlas, is affiliated with an investment firm with more than $6.8 billion of assets under management and prior experience owning and operating more than 2,000 MW of power generation assets.
Intellectual Property
We use specific hardware and software for our existing and planned bitcoin mining related operations. In certain cases, source code and other software assets may be subject to an open-source license, as much of the technology development underway in this sector is open source. For such assets, we intend to comply with the terms of all applicable license agreements.

We do not currently own any patents in connection with our existing and planned bitcoin mining-related operations. In the future we may pursue patents in connection with our Pod X portable bitcoin mining infrastructure solution or other initiatives, but do not have immediate plans to do so. We expect to rely primarily on trade secrets, trademarks, service marks, trade names, copyrights and other intellectual property rights and expect to license the use of intellectual property rights owned and controlled by others. In addition, we have developed and may further develop certain proprietary software applications for purposes of our bitcoin mining-related operations.
Environmental, Social, Governance
We are committed to making progress on the issues that matter in the ESG areas and, more specifically, serving as a community partner in the locations in which we operate. This is a critical part of our plan for growth and value creation as we develop our business.
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
We continue to make improvements related to the environmental impact inherited from the legacy coal power plant site and will continue with our efforts to remediate the legacy coal-ash pollution from our predecessor company. In January 2024, we announced the final plans for the removal of the coal-ash pond created by the previous owners of the plant.
In addition, we invested more than $6 million in the installation of cylindrical wedge wire screens at the water intake system for our New York Facility. The completion of the wedge wire screens represents another critical milestone in Greenidge’s extensive efforts to meet or exceed all of New York State’s nation-leading environmental standards. The construction work was completed by workers from local unions, including members of the International Brotherhood of Electrical Workers Local 840, Dockbuilders and Timbermen Local 1556, Carpenters Western New York Local Union 276, International Union of Operating Engineers Local 158 & 150 and Millwrights Local 1163.

We have entered into a Trail License and Management Agreement with a not-for-profit corporation to permit the construction of an extension of the public access Keuka Outlet Trail through our property in Torrey, New York to the easterly shore of Seneca Lake.
Seasonality
Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hashrate at a given point in time relative to the total hashrate of bitcoin. Our power revenue may vary due to external factors impacting supply and demand of electricity in the region including demand due to seasonal weather.
Human Capital Management
As of December 31, 2024, Greenidge had 35 employees. We had no employees based outside of the United States. None of our employees are covered by collective bargaining agreements; however, in late February 2025, a vote to unionize employees serving as our operators, maintenance technicians, crypto technicians and electrical engineer at our New York

Facility was approved and we expect to negotiate in good faith and enter into a collective bargaining agreement with such union in 2025. We believe our relationship with our employees is satisfactory.
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
One of our subsidiaries, Greenidge Pipeline LLC ("Greenidge Pipeline"), operates pursuant to a Certificate of Environmental Compatibility and Public Need issued by the PSC under Article VII of the Public Service Law. It is exempt from regulation by FERC, under the National Gas Act ("NGA") pursuant to Section 1(c) of the NGA , because all of the gas transmitted through the pipeline is delivered within the State of New York and the rates for delivery are regulated by the PSC. There are no environmental permits associated with the operation of the pipeline.
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
Regulations Applicable to Cryptocurrency Datacenter Business
On November 22, 2022, New York State signed Bill S6486D into law which prohibits permits being issued for two years to proof-of-work cryptocurrency mining operations that are operated through electric generating facilities that use a carbon-based fuel. The bill prohibits the issuance of new permits and does not address existing permit renewal applications that predate the law’s effective date. Our permit application was accepted by the New York State Department of Environmental Conservation ("NYSDEC") in September 2021. See "Permits" for further details.
Government regulation of blockchain and bitcoin is being actively considered by the State of New York and U.S. government via a number of agencies and regulatory bodies, as well as similar entities in other countries. Additional state government regulations also may apply to our cryptocurrency datacenter activities and other related activities in which we participate or may participate in the future. Certain regulatory bodies have shown an interest in regulating or investigating companies engaged in the blockchain or bitcoin business.
At the federal level, cryptocurrency regulation continues to evolve. In a recent development, President Donald Trump signed an executive order titled "Strengthening American Leadership in Digital Financial Technology," aimed at regulating and promoting the cryptocurrency industry. The order encourages the use of public blockchain networks, participation in mining, and the development of dollar-backed stablecoins. It also seeks to provide regulatory clarity for emerging technologies while prohibiting Central Bank Digital Currencies (CBDCs) in the United States. The President's Working

Group on Digital Asset Markets has been established to recommend regulatory frameworks for digital assets and evaluate a potential national digital-asset stockpile.
Regulations may substantially change in the future, and it is not possible to know how new regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC and other federal or state agencies, which may affect our cryptocurrency datacenter and other related activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see "Risk Factors—Risks Related to Our Business" herein.
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
Greenidge Generation currently has permission from the PSC to issue up to $50 million in "indebtedness," which may include non-voting stock. To the extent that Greenidge Generation seeks to issue more than $50 million in such instruments (net of the amount of any instruments already issued), approval must be obtained from the PSC. Issuances of any such instruments by Greenidge Generation do not require the PSC’s prior approval, as long as the power generating assets held by Greenidge Generation are not pledged as security under those instruments. Currently these power-generating assets are not pledged as security under any of our outstanding debt agreements.
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
The Federal Energy Regulatory Commission
Greenidge Generation is a public utility subject to regulation by FERC under the Federal Power Act (the "FPA"). Like the PSC, FERC regulates both the issuance of securities and the purchase and sale of assets and ownership interests in public utilities. The FPA generally:
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
FERC has granted Greenidge Generation blanket authorization to issue securities and assume obligations or liabilities as guarantor, endorser, surety, or otherwise in respect of any security of another person; provided that such issue or assumption is for some lawful object within the corporate purposes of Greenidge Generation, compatible with the public interest, and reasonably necessary or appropriate for such purposes. FERC also administers the Public Utility Holding Company Act of 2005, which imposes certain record keeping and records access requirements on public utility holding companies. We are a public utility holding company but have received an exemption from such record keeping and records access requirements. Any entity acquiring more than 10% of the voting securities of either us or Greenidge Generation is likely to be regarded by FERC as a public utility holding company. Such entities can obtain an exemption from such record keeping and records access requirements if they are able to demonstrate that they are not affiliated with any jurisdictional utility that has captive customers, and that they do not own commission-jurisdictional transmission facilities or provide commission-jurisdictional transmission services and that they are not affiliated with persons that own such facilities or provide such services.
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
Because Greenidge Pipeline operates exclusively as a provider of delivery services for gas supplies owned by others, it is not a "gas utility company" under the Public Utility Holding Company Act of 2005 which expands the authority of FERC to oversee transactions and other financial activities of public utility holding companies through grants of access to those companies’ books and records. As a result, purchasers directly or indirectly acquiring 10% or more of the voting securities of Greenidge Pipeline would not become subject to FERC recordkeeping and records access requirements of that law. Any such acquisition should be reviewed under FPA Section 203 and the NYPSL Section 70 to determine if an authorization is needed in advance of the transaction.
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
The New York State Department of Environmental Conservation
The operations of each of Greenidge Generation and the landfill owned by another subsidiary of Greenidge, Lockwood Hills LLC ("Lockwood Hills"), are subject to numerous NYSDEC and United States Environmental Protection Agency (the "EPA") regulations and requirements. Lockwood Hills operates a landfill and leachate management facility (the "Landfill"). Most of the EPA requirements that Greenidge Generation and Lockwood Hills are subject to are delegated to the NYSDEC and are regulated through permits issued by NYSDEC. Future laws or regulations may require the addition of environmental controls or impose restrictions on Greenidge Generation and Lockwood Hills operations, which could affect our operations.
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
Air
The Clean Air Act Title IV and Title V permits authorize Greenidge Generation to fire natural gas (with up to 19% biomass co-firing) to produce electricity in accordance with the requirements of these permits. These permits regulate air emissions associated with our operations and include all applicable Clean Air Act and New York State requirements. Greenidge Generation is also subject to the RGGI, which is a multi-state cap and trade program for carbon dioxide emissions that requires Greenidge Generation to purchase one RGGI allowance for every ton of CO2 emitted from the New York Facility. RGGI allowances are offered in quarterly auctions and are available from third parties. In 2019, New York State passed the Climate Leadership and Community Protection Act ("CLCPA"), which requires the NYSDEC and PSC to promulgate regulations and programs for the state to meet greenhouse gas emission reduction requirements and targets. NYSDEC and PSC have not fully implemented the CLCPA.
In late June 2022, the NYSDEC announced its denial of the Title V air permit renewal for our New York Facility. We filed a notice with the NYSDEC in 2022 requesting an adjudicatory hearing on NYSDEC’s decision. Having timely completed our application to renew our Title V air permit, we are permitted to operate uninterrupted under a State Administrative Procedures Act extension, in full compliance with our existing Title V Air Permit, until final resolution of the adjudicatory hearing and appeals processes, which we believe may take a number of years to resolve. See Note 10, "Commitments and Contingencies—Legal Matters" for further details.
Water
The New York Facility is subject to SPDES and Water Withdrawal permits issued by NYSDEC for five-year terms, which include state and federal requirements applicable to withdrawal of water from Seneca Lake and discharge of process and stormwaters from the New York Facility to the Keuka Lake Outlet and Seneca Lake. A request for renewal has been made prior to the expiration of these permits and has been deemed timely and sufficient by NYSDEC. This allows uninterrupted operation of the New York Facility under the State Administrative Procedures Act. In September 2022, NYSDEC modified our SPDES permit which granted an extension to install Best Technology Available for cooling water intake structures. We completed the installation of the Best Technology Available and began successful operation in January 2023.
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

Greenidge Generation is also subject to the CCR Rule, which requires that the onsite CCR surface impoundment associated with previous coal-fired operation of the New York Facility, be closed. Greenidge Generation has also drafted the CCR Rule documents associated with closure, and has a publicly available website that makes certain documents available to the public as required by the rule. We have evaluated the impact of the CCR Rule on our consolidated financial position, results of operations, or cash flows and have accrued environmental liabilities under the rule based on current estimates. On January 9, 2024, Greenidge Generation entered into a Consent Agreement and Final Order with EPA wherein we were required to pay a civil fine in the amount of $105,000 and to cease receipt of waste into the onsite CCR surface impoundment in accordance with the timeframes and extensions set forth in the CCR Rule. Greenidge Generation continues to undertake compliance efforts pursuant to the Consent Agreement and Final Order.
Environmental Liability
As required by the NYSDEC, landfills are required to establish and maintain financial assurance mechanism to cover closure, post-closure care, and related expenses. The purpose of the financial assurance mechanism is to ensure the amount of funds assured is sufficient to cover the costs of landfill closure, post-closure care, custodial care, and, if necessary, corrective measures for known releases when needed. The financial assurance amount is based on written estimates, in current dollars, of the cost of hiring a third party to perform the work. The NYSDEC has allowed Atlas and its affiliates to satisfy this financial assurance obligation by maintaining a letter of credit guaranteeing the payment of the landfill liability. As of December 31, 2024, the letter of credit amount was approximately $5.0 million, which guaranteed the payment of a portion of the landfill liability. In this first quarter of 2025, Greenidge contributed $1.3 million into a trust established with NYSDEC as the beneficiary to cover the remainder of the landfill surety requirement.
CCRs are subject to federal and state regulations. Most of our obligations associated with CCR are for the closure of a coal ash pond. The Landfill is in compliance with the CCR requirements applicable to CCR landfills and is not required to close. With regards to our coal ash pond, in accordance with federal law and Accounting Standards Codification ("ASC") 410-20, Environmental Liabilities, we have an environmental liability of $17.3 million as of December 31, 2024.
During the year ended December 31, 2024, we recognized a charge of $0.5 million for the remeasurement of environmental liabilities as a result of an update in the cost estimates associated to CCR liabilities related to the Lockwood landfill and the CCR impoundment as part of our continuing evaluation of the site.

Corporate History and Structure
In 2014, Atlas Holdings LLC and its affiliates ("Atlas") formed Greenidge Generation Holdings LLC ("GGH") and purchased all of the equity interests in Greenidge Generation LLC ("Greenidge Generation"), which owned an idled power plant in Torrey, New York. Following the purchase, a project was commenced to convert the power plant from coal to natural gas. This included securing the right of way and constructing a 4.6-mile natural gas pipeline which we now own and operate. In May 2017, the transformed power plant commenced operations with a total generation capacity of approximately 106 MW.
After the completion of a successful pilot program in 2019, we commenced cryptocurrency datacenter operations in January 2020.
In January 2021, GGH completed a corporate restructuring, pursuant to which Greenidge was incorporated in the State of Delaware on January 27, 2021. On January 29, 2021, we entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which we acquired all of the ownership interests in GGH in exchange for 700,000 shares of our common stock. As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge Generation Holdings Inc ("GGHI").
On September 14, 2021, we acquired Support.com pursuant to an agreement and plan of merger (the "Support Merger") and, as a result, it began to operate as our wholly owned subsidiary. Subsequent to the Support Merger, our shares of Class A common stock were listed on The Nasdaq Global Select Market and began trading under the symbol "GREE", which is the current trading symbol of our Class A common stock.
Available Information
Our website is located at www.greenidge.com. Information on our website does not constitute a part of this Annual Report. Our goal is to maintain our website as a portal through which investors can access pertinent information about us, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any other reports, after we file them with the SEC. The public may obtain a copy of our filings, free of charge, through our corporate internet website as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. Additionally, these materials, including this Annual Report and the accompanying exhibits are available from the SEC’s website http://www.sec.gov.
ITEM 1A. RISK FACTORS.
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes and in the section titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations". The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled "Cautionary Statement Regarding Forward-Looking Statements".
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.

Risks Related to Our Business
General Risks
Because our current projected operating cash flows are not sufficient in the long term to meet our existing long-term debt obligations, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.
The ability to meet our existing long-term debt obligations is dependent upon generating profitable operations, obtaining necessary financing to meet our obligations, repaying our liabilities when they come due and/or successfully executing on our debt restructuring efforts . Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas and emissions credits. During the years ended December 31, 2023 and 2024, we took certain actions to improve our liquidity, including the settlement of our debt with NYDIG, selling the South Carolina Facility, entering into a definitive agreement to sell the remaining 152 acres in South Carolina to Data Journey, completing an equity financing with Armistice Capital Master Fund Ltd. ("Armistice"), and executing certain privately negotiated debt-for-equity exchange agreements. See “Business—Corporate History and Structure,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources."

Depending on our assumptions regarding the timing of and our ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have risen in the fourth quarter of 2024 and remain relatively high as of the first quarter of 2025, we cannot predict if bitcoin prices will continue to rise or remain at recent levels, or volatility in energy costs. While we continue to work to implement the options to improve liquidity, we can provide no assurance that these efforts will be successful. Our ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, ongoing adjudicatory proceedings with respect to the New York Facility's Title V Air Permit, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding our financial condition in the long term if we are not able to increase our current projected operating cash flows sufficiently.
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

We have incurred operating losses throughout our growth. If we are unable to sustain greater revenues than our operating costs and support our expansion plans, we may continue to experience operating losses, which would continue to negatively impact our results of operations, strategy and financial performance.

We have experienced recurring losses from operations since we began bitcoin mining in 2019. Bitcoin and energy pricing and cryptocurrency datacenter economics are volatile and subject to uncertainty, which has resulted in operating losses during certain periods in our corporate history. Our current strategy will continue to expose us to the numerous risks and volatility associated with the cryptocurrency datacenter and power generation sectors, including fluctuating bitcoin to U.S. dollar prices, the profitability of our hosting arrangement with NYDIG, the number of market participants mining bitcoin, the availability of other power generation facilities to expand operations and regulatory changes.
If, among other things, the price of bitcoin does not continue its recovery, which has continued during the fourth quarter of 2024 and first quarter of 2025, or mining economics do not return to profitability, we will continue to incur losses. Such losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. While we are closely monitoring our cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact our financial performance. Due to our current projected operating cash flows being insufficient in the long term to meet our long-term debt obligations, an investment in our common stock is highly speculative. See "General Risks—Because our current projected operating cash flows are not sufficient in the long term to meet our current long-term debt obligations, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment."
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
•a degree of uncertainty about cryptoassets’ status as a "security," a "commodity," or a "financial instrument" in certain jurisdictions that may subject cryptomining industry to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset-related activities as a result of compliance risk, cost, government regulation, or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;
•extreme volatility in the market price of cryptoassets that may harm our customer's financial resources, ability to meet its contractual obligations to us, or cause it to reduce or cease mining operations;
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

•the number of cryptoassets awarded for solving a block in a blockchain decreasing due to the existing protocol or a fork thereof which may adversely affect the incentive to expend processing power to solve blocks and/or continue mining, and miners may not have access to resources to invest in increasing processing power when necessary in order to maintain the continuing revenue production of their mining operations;
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
•disruptions of the Internet on which mining cryptoassets is dependent;
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
Such impacts to the cryptomining industry may also negatively affect our business, financial condition, operating results, liquidity, and prospects.
The bitcoin reward for successfully uncovering a block most recently halved in April 2024 and will halve again several times in the future, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.
Halving is a mechanism designed to regulate the total supply, and mitigate inflation, of cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the bitcoin mining reward is cut in half, hence the term "halving." For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block, which was cut in half to 25 on November 28, 2012 at block 210,000, then to 12.5 on July 9, 2016 at block 420,000, and then again to 6.25 on May 11, 2020 at block 630,000. The most recent halving for bitcoin occurred on April 19, 2024 at block 840,000 and the reward was reduced to 3.125. The next halving is expected to occur in Spring 2028. This process will recur until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected to occur around the year 2140.

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
Any disruption in developing our datacenter sites may delay the deployment of our miners, which may adversely affect our results of operations and financial performance.
We are in the process of developing other sites and expanding our existing locations to deploy our mining equipment, and any disruption in developing such sites may delay our efforts. We may face challenges in obtaining suitable land to build new cryptocurrency datacenter facilities, as we require close cooperation with local power suppliers and local governments of the places where our proposed facilities are located. Delays in actions that require the assistance of such third parties, in receiving required permits and approvals or in mediations with local communities, if any, may negatively impact our construction timelines and budget or result in any new datacenters not being completed at all. Any delay in developing other sites could delay our ability to deploy mining equipment that we own and is currently idle, and materially and adversely affect our results of operations, strategy, and financial performance. Our business will be negatively impacted if we are unable to run our datacenter operations in a way that is technologically advanced, economically and energy efficient and temperature controlled. If we are unsuccessful, we may damage our miners and the profitability of our datacenter operations. If we experience significant delays in the supply of power required to support any datacenter expansion or new construction, the progress of such projects could deviate from our original plans, which could cause material and negative effects on our revenue growth, profitability, and results of operations. Any material delay in completing these projects, or any substantial cost increases or quality issues in connection with these projects, could materially and adversely affect our business, financial condition, and results of operations.

It may take significant time, expenditure, or effort for us to grow our business, including our cryptocurrency datacenter operations, through acquisitions, and our efforts may not be successful.
The number of bitcoin and other cryptocurrency datacenter companies has greatly increased in recent years. As we and other bitcoin/cryptocurrency datacenter companies seek to grow their mining or hosting capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of existing cryptocurrency datacenter companies and standalone electricity production facilities may become an attractive avenue of growth. Currently, we source most of our electricity for our cryptocurrency datacenter operations from our captive power generation facility located in Torrey, New York. If we determine to expand our operations, we may want to do so through the acquisition of additional bitcoin or other cryptocurrency datacenter businesses or electricity generating power plants. Further attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close business combination or operate targets post-business combination. Our inability to identify and consummate acquisitions of attractive targets could have a material and adverse impact on our long-term growth prospects, which could materially and adversely affect our results of operations, strategy, and financial performance.
Failure to successfully integrate businesses or assets we have acquired or may acquire in the future could negatively impact our business, financial condition, and results of operations.
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

Further, our existing and any potential future acquisitions may subject us to increased costs and compliance burdens and new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of businesses and assets we acquire, we can provide no assurance that we are aware of all liabilities associated with acquired businesses or assets. These liabilities, and any additional risks and uncertainties not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.

We can provide no assurance that we will ultimately be able to effectively integrate and manage the operations of any business or assets we have acquired or may acquire in the future or realize the anticipated synergies or benefits. The failure to successfully integrate such businesses or assets could have a material adverse effect on our financial condition and results of operations.
We have experienced turnover in our senior management team, and reduced our employee headcount significantly in 2023 and 2024. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
Our operations, strategy and business depend to a significant degree on the skills and services of our senior management team. In 2023 and 2024, we experienced significant turnover in our senior management team, including the termination of our General Counsel in May 2023, the appointment of a new Chief Financial Officer as part of a management restructuring in October 2023, the appointment of another new Chief Executive Officer in November 2023, the termination of our Chief Strategy Officer in April 2024 and the termination of our Chief Technology Officer in December 2024. Our business may be adversely affected by turnover in our senior management team, which may create instability within the Company and impede our day-to-day operations and internal controls. In addition, we reduced our employee headcount significantly in 2023.
At present, our management team is small, with our Chief Executive Officer, President and Chief Financial Officer playing key roles. We will need to continue to grow our management in order to alleviate pressure on our existing management team and in order to continue to develop our business and execute on any future identification and expansion into other potential opportunities. If our management, including any new hires that we may make, fails to work together effectively or to execute our plans and strategies on a timely basis, our business could be harmed.

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
We may face risks related to labor union efforts and employee relations that could lead to increased labor costs, disruptions to our operations or legal challenges.
In January 2025, we received a notice of petition to hold an election to form a union filed by IBEW Local 10 of the National Labor Relations Board ("NLRB") on behalf of our operators, maintenance technicians, crypto technicians and electrical engineer at the New York Facility. The vote to unionize such workers held in late February 2025 was approved. The formation of the union means that we have to negotiate a collective bargaining agreement in good faith with the NLRB on behalf of such employees and to respond to certain information requests which may be made by the NLRB in furtherance thereof, a process that we anticipate will not be completed until later this year. While we have not experienced significant disruptions due to such unionization efforts to date, such efforts could lead to increased labor costs, disruptions to our operations, or legal challenges. Additionally, any labor disputes or strikes could negatively impact our ability to meet operational targets or maintain productivity. The outcome of any union-related activity could also affect our public image, relationships with employees, our ability to attract and retain talent, and challenges in negotiating labor agreements that are acceptable to both parties and could potentially increase our operating costs and reduce flexibility in managing workforce-related matters.
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
Like most corporations, we have experienced cyberattacks, including phishing or ransomware attacks, from time to time, and we expect to be the target of such cyberattacks in the future. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations, as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of business, remediation and increased insurance costs, and interference with regulatory compliance. In the event of an attack, our costs and any impacted assets may not be partially or fully recoverable. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target, and we may not be able to implement adequate preventative measures. To date, we have not experienced a material cyber-event. However, we have experienced, and expect to continue to experience, these types of cybersecurity threats and risks.
Our training and security measures designed to protect against cyberattacks, phishing, security breaches, and misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information, or disruption of our operations, may be insufficient to protect our technology infrastructure. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices, and other protective measures. Despite these efforts, we may not be able to prevent cyberattacks and other security breaches and such events could materially and adversely affect our business, financial condition, and results of operations. In addition, some insurers are currently reluctant to provide cybersecurity insurance for cryptocurrency. Further, as the majority of our information technology involves third-party cloud-computing arrangements, a disruption occurring at one of those third-parties for the above risks, or other causes outside of our control, could materially and adversely affect our business, financial condition, and results of operations.

We have material environmental liabilities, and costs of compliance with existing and new environmental laws could have a material adverse effect on us.
We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the "EPA"), and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a coal combustion ("CCR") residual liability of $17.3 million as of December 31, 2024 associated with the closure of a coal ash point located on the New York Facility property and an environmental liability of $13.4 million as of December 31, 2024 associated with the Lockwood Hills Landfill. See "Business—Governmental Regulation—Environmental Liability" and Note 10, "Commitments and Contingencies—Environmental Liabilities", in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these and future regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.
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
We may not be able to obtain or maintain all required environmental regulatory approvals. For example, we continue to challenge NYSDEC's efforts to the renewal of our Title V Air Permit for the continued operation of our natural gas power generation facility in Torrey, New York in administrative and state judicial proceedings. There can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.

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
We operate a single source natural gas power generation facility in New York that presently comprises and supports the vast majority of our business and operations. While we realize multiple sources of revenue from our business and operations, our revenues are largely dependent on the continuing operation of our natural gas power generation facility in Torrey, New York. Power plants involve complex operations and equipment, much of which is subject to wear and tear in the normal course of operation. Further, equipment used in the operations of the power plant may also suffer breakdown or malfunction, physical disaster, and sabotage. Substantially all of our operations are operated with computer systems that may be subject to data security breaches, computer malfunction and viruses, and generally require continual software updates and maintenance. Repairing, replacing, or otherwise fixing or addressing any of these or other issues may require the allocation of significant time, capital or other resources, such as technical capability, and during such period of time, we would be unable to operate our power plant and generate revenue. We may not have the adequate capital or other resources to fix or otherwise address these factors or issues in a timely manner or at all, and we may not have access to the necessary parts or equipment that are required to fix or otherwise address such factors or issues.
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
We rely on a well-known U.S. based third-party digital asset-focused custodian to safeguard our bitcoin, but our holdings are not insured by us or protected by FDIC or SIPC.
Our Custodian, Coinbase, safeguards our bitcoin using cold storage. The Custodian holds our digital assets and any cash we may choose to custody, though we currently have no cash held with the Custodian and have no plans to do so. Under the Coinbase Prime Broker Agreement, the Custodian covenants to hold our digital assets in segregated accounts, identifiable as belonging to us, with no rights, interest, or title in those assets. Cash, if held, would be placed in "for benefit of customers" accounts at U.S. insured depository institutions. The agreement ensures our digital assets are not commingled with other holdings, other than to facilitate transfers (typically under 12 hours, but never more than 72 hours). While we believe this agreement offers reasonable protections, storing assets with any custodian involves risks. If the Custodian breaches its agreement, ceases operations, declares insolvency, or files for bankruptcy, our digital assets could be delayed or unrecoverable — even if held in segregated accounts. Insolvency laws regarding digital assets are still evolving. If our bitcoin were deemed part of the Custodian's bankruptcy estate, we could be treated as general unsecured creditors, limiting or delaying our ability to recover assets. While the Custodian maintains limited insurance against certain losses like theft, this coverage is shared among all their clients — likely falling short of the total value of custodied assets. If our bitcoin is lost, stolen, or destroyed, recovery may be limited or unavailable, and any insurance proceeds would likely be insufficient. Losses could materially impact our financial condition and stock value. We currently do not have a backup custodian. If Coinbase were to cease operations or face insolvency, we would need to self-custody our digital assets using cold storage until a suitable replacement is found, which could disrupt our business. In the meantime, our mined bitcoin would continue accumulating in our proprietary wallet. Our limited rights of legal recourse and our lack of insurance protection over our bitcoin expose us and our stockholders to the risk of loss of our bitcoin for which there may be no adequate remedy.
We may not be able to compete effectively against other companies, some of whom have greater resources and experience.
We may not be able to compete effectively against present or future competitors. The bitcoin industry has attracted various high-profile and well-established competitors, some of whom have substantially greater liquidity and financial resources than us. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of computers to remain competitive. In addition, new ways for investors and market participants to invest in bitcoin and cryptocurrencies continue to develop. For example, in January 2024, a decade after initial applications were filed, the SEC approved a series of spot bitcoin exchange-traded products, which have received billions of dollars of inflows. We may be adversely affected by competition from other methods of investing in bitcoin. Competition from existing and future competitors, particularly those that have access to competitively priced energy, could result in our inability to secure acquisitions and partnerships and to successfully execute our business plan. If we are unable to compete effectively, our business could be negatively affected.
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
Our current cryptocurrency datacenter operations in Torrey, New York are, and any future cryptocurrency datacenter operations that we establish or host will be, subject to a variety of risks relating to physical condition and operation, including:
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
Any of these could render our cryptocurrency datacenter, hosting and/or power generation operations inoperable, temporarily, or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. Apart from $15 million in coverage of our bitcoin mining equipment, which is subject to certain deductibles, our power plant property is not insured by any third-party insurance provider and our ability to self-insure may not be adequate to cover the losses we suffer as a result of the aforementioned risks, which could materially and adversely impact our results of operations and financial condition.
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

We are exposed to the impact of market price changes in bitcoin on our bitcoin holdings.
We hold a significant amount of bitcoin and are exposed to the impact of market price changes in bitcoin on our bitcoin holdings. Declines in the fair market value of bitcoin will impact the cash value that would be realized if we were to sell our bitcoin for cash, therefore having a negative impact on our liquidity.

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
Changes in technology may negatively impact the value of our New York Facility and any future power plants.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, micro turbines, batteries, windmills, and photovoltaic (solar) cells, the development of which are currently being subsidized and expanded by the State of New York, where we currently operate (as well as by state or local governments in areas where we may operate in the future), to address global climate change concerns. It is possible that technological advances will reduce the cost of alternative generation to a level that is equal to or below that of certain central station production. Also, as new technologies are developed and become available, the quantity and pattern of electricity usage by customers could decline, with a corresponding decline in revenues derived by generators. These alternative energy sources could result in a decline to the dispatch and capacity factors of our New York Facility. As a result of these factors, we may experience material declines in our power generation revenue.
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
Our business is subject to extensive U.S. federal, state, and local laws. Regulatory bodies, including the SEC, CFTC, federal energy regulators, and other financial oversight agencies, frequently modify and reinterpret existing rules, leading to inconsistencies across jurisdictions. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, civil or criminal liability, or costly litigation before the agencies or in state or federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with datacenter operations, and compliance with or opposing such regulation may be costly.
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
We and our affiliates are required to obtain, and to comply with, numerous permits and licenses from federal, state, and local governmental agencies. The process of obtaining and renewing necessary permits and licenses can be lengthy and complex, requiring up to months or years for approval depending on the nature of the permit or license and such process could be further complicated or extended in the event regulations change. In addition, obtaining such permit or license can sometimes result in the establishment of conditions that create a significant ongoing impact to the nature or costs of operations or even make the project or activity for which the permit or license was sought unprofitable or otherwise unattractive. In addition, such permits or licenses may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or licenses, or failure to comply with applicable laws or regulations, may result in the delay or temporary suspension of our operations and electricity sales or the curtailment of our delivery of electricity to our customers and may subject us to penalties and other sanctions. Although various regulators routinely renew existing permits and licenses, renewal of our existing permits or licenses could be denied or jeopardized by various factors, including failure to provide adequate financial assurance for closure, failure to comply with environmental, health and safety laws and regulations or permit conditions, local community, political or other opposition and executive, legislative, or regulatory action. For example, in June 2022 the NYSDEC denied the renewal of our air permit known as a Title V permit, one of our most significant environmental permits, on the basis of a New York environmental law. While we have appealed this denial and successfully secured the ability to continue to operate the New York Facility under our existing Title V permit during the pendency of the administrative and legal proceedings which remain ongoing, the ultimate outcome on our Title V permit renewal application remains uncertain.
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

Evolving expectations from investors, lenders, customers, government regulators and other market participants with respect to our ESG policies and the impacts of climate change may impose additional costs on us or expose us to additional risks.
Companies across all industries and around the globe have faced scrutiny relating to their ESG policies. Investors, lenders, and other market participants continue to evaluate ESG practices, with some placing greater importance on the implications and social cost of their investments. This focus and activism related to ESG may hinder our access to capital, as investors and lenders may reconsider their capital investment allocation as a result of their assessment of our ESG practices. If we do not adapt to or comply with investor, lender, or other industry stakeholder expectations and standards and potential government regulations, which are evolving but may relate to the suitable deployment of electric power, or which are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation may suffer, which would have a material adverse effect on our business, financial condition, and results of operations.
The SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025, however, this rule has been stayed pending the completion of a judicial review. If the rule takes effect in its current form, we may be required to establish additional internal controls, engage additional consultants and incur additional costs related to evaluating, managing and reporting on our environmental impact and climate-related risks and opportunities. If we fail to implement sufficient oversight or accurately capture and disclose on environmental matters, our reputation, business, operating results and financial condition may be materially and adversely affected. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny.

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
There remains significant national and international attention on global climate change and the role of greenhouse gas emissions, such as CO2. Over the past several years, the U.S. Congress and state and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology, and federal renewable portfolio standards. Federal and state courts continue to see climate-related litigation, with cases asserting damage claims related to greenhouse gas emissions, the rulings of which could establish adverse precedent that may apply to companies (including us) that produce greenhouse gas emissions. Our results of operations and financial condition could be materially and adversely affected if new federal and/or state legislation or regulations are adopted to address global climate change or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions attributable to our operations.

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
Under the Investment Company Act of 1940, as amended (the "Investment Company Act"), a company may be deemed an investment company if the value of our investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. At the present time, the SEC does not deem the bitcoin that we own, acquire or mine as an investment security, and we do not believe any of the bitcoin we own, acquire, or mine to be securities. However, SEC rules and applicable law are subject to change, especially in the evolving world of cryptocurrency, and further, the Investment Company Act analysis may not be uniform across all forms of cryptocurrency that we might mine or hold.
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
In such an event, we may determine that we have become an investment company. Limited exemptions are available under the Investment Company Act, including an exemption granting an inadvertent investment company a one-year grace period from registration as an investment company. In that year, we would be required to take actions to cause the investment securities held by us to be less than 40% of our total assets, which could include acquiring assets with our cash and bitcoin or other cryptocurrency on hand, liquidating our investment securities or bitcoin or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner. Such actions could require significant cost, disruption to our operations or growth plans, and diversion of management time and attention.
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
While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations. We can provide no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. In 2021, significant changes to U.S. federal income tax laws were proposed, including changes related to information reporting requirements with respect to digital assets. On June 28, 2024, the U.S. Department of the Treasury issued final regulations detailing these reporting requirements. A key component is the introduction of Form 1099-DA, which brokers are required to use to report gross proceeds from the sale of digital assets starting with transactions occurring on or after January 1, 2025. This means that transactions conducted in 2025 will be reported to the IRS in 2026. However, there have been legislative efforts to repeal certain aspects of these reporting requirements. In March 2025, both the U.S. Senate and the House of Representatives voted to repeal the rule mandating decentralized finance (DeFi) cryptocurrency platforms to report detailed customer transactions to the IRS, reflecting bipartisan concerns over compliance costs and the unique nature of DeFi platforms. The future of these reporting requirements is uncertain, pending the finalization of the legislative process. If the repeal is finalized, it could impact the enforcement of the current reporting mandates. Therefore, the effect of these proposals, if enacted, on our operations remains uncertain.
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
In the United States., the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN, and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the use cases of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
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

Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptoassets, which could increase the price of bitcoin and other cryptoassets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from the ongoing war between Russia and Ukraine, including the potential effects of sanctions limitations, the conflict in the Israel-Gaza region, continued hostilities in the Middle East, potential conflicts in the Asia-Pacific region, retaliatory cyber-attacks on the world economy and markets, and potential shipping delays, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business. For example, the U.S. inflation rate rose significantly from 2021 into 2022, then began to moderate through 2024, and future inflation trends remain uncertain and difficult to predict with a high degree of accuracy. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services, and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which have raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. This may also increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding, or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

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
Equipment necessary for digital asset mining is almost entirely manufactured outside of the United States. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, members of the European Union, Canada, and Mexico, with respect to trade policies, treaties, tariffs and customs duties, and taxes. In recent years, the U.S. government has imposed import tariffs of up to 25% on certain digital asset mining equipment manufactured overseas, increasing our costs of acquiring essential infrastructure. The presidential administration has proposed or enacted additional tariffs on key trading partners, including China, Canada, Mexico, and the European Union, which could further impact the cost and availability of mining equipment. Additionally, the recent expansion of tariffs on steel, aluminum, and other critical components may indirectly raise the cost of mining rigs, cooling systems and other necessary infrastructure. The scope and amount of these tariffs have fluctuated based on governmental actions, and there is a risk of further escalations, including counter-tariffs from affected countries. Any new or increased tariffs, trade restrictions or retaliatory measures could materially increase our capital expenditures, disrupt supply chains and reduce our ability to scale operations efficiently. Additionally, regulatory uncertainty surrounding trade policy makes long-term planning more difficult, which may have an adverse effect on our financial condition and results of operations.
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
Bitcoin holds a "first-to-market" advantage over other cryptocurrencies. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure their respective blockchains and transaction verification systems. More users and miners make a cryptocurrency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens this first-to-market advantage.
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
Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. These factors, and the recent shutdowns of certain digital asset exchanges and trading platforms due to fraud or business failure, including the recent bankruptcies of exchanges such as FTX and BlockFi, have negatively impacted confidence in the digital asset industry as a whole. The marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.
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

Should such rules and restrictions continue or proliferate, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that many businesses that provide bitcoin or derivatives on other cryptocurrency-related activities have and may continue to have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities or a disruption impacting our current banking providers, our results of operations and financial condition could be materially and adversely affected.
Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.
We are subject to the rules enforced by The Office of Financial Assets Control of the US Department of Treasury ("OFAC"), including those prohibiting transactions with individuals and entities named on its specially designated nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’S specially designated nationals list. Regulators have raised concerns about the potential use of cryptocurrencies, including bitcoin, to evade U.S. and international sanctions, particularly in response to geopolitical conflicts such as the Russian invasion of Ukraine and ongoing sanctions against Iran and North Korea. Since 2022, U.S. lawmakers and regulatory agencies have increased scrutiny of cryptocurrency transactions, with OFAC actively sanctioning crypto wallets linked to illicit activity and issuing enforcement actions against crypto firms for compliance failures. In April 2023, the U.S. Department of Justice charged several individuals with using cryptocurrencies to evade sanctions, signaling heightened enforcement. Additionally, the Biden administration has proposed stricter regulations on cryptocurrency mixers and privacy-enhancing technologies due to their potential use in money laundering and sanctions evasion. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by specially designated nationals or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, which could harm our reputation and adversely affect our results of operations.

Risks Related to the Ownership of Our Securities
Our Class A common stock has recently been subject to Nasdaq delisting proceedings. While we have previously regained compliance with Nasdaq’s listing requirements, there can be no assurance that we will regain compliance with Nasdaq's continued listing requirements or that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.
Compliance with certain Nasdaq listing requirements depends upon the price of our Class A common stock, which may be impacted by market factors not within our control. We have previously received and resolved noncompliance notices from the Nasdaq listing qualifications department but can provide no assurance that we will be able to continue to maintain compliance with Nasdaq’s listing requirements in the future.

On March 26, 2025, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, our Market Value of Publicly Held Shares ("MVPHS") had been below the listing requirement of $15 million. The Nasdaq rules provide us with an initial compliance period of 180 calendar days to regain compliance with the minimum MVPHS requirement. We can provide no assurance of our ability to take the appropriate actions within the 180 day cure period to regain compliance with Nasdaq listing requirements.

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
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a "controlled company" within the meaning of Nasdaq’s corporate governance standards. As of March 25, 2025, Atlas and its affiliates control 71.4% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we are a "controlled company", our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.
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
While the economic rights of both classes of our common stock are the same, a share of Class A common stock has one (1) vote per share, while a share of Class B common stock has ten (10) votes per share. As of March 25, 2025, our Class B common stockholders represent approximately 70.0% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock, and/or a transaction involving Class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.
We have enacted a dual class voting structure to ensure the continuity of voting control in us for the foreseeable future. The super voting rights of our Class B common stock do not expire until September 2026. As a result, for the foreseeable future, Atlas and its affiliates will be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions.
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
In July 2024, we entered into the Common Stock Purchase Agreement with B. Riley Principal II pursuant to which we agreed to issue up to an aggregate of 7,300,000 shares of Class A common stock for a 36-month period beginning on the Effective Date. We issued 1,595,855 shares under the Common Stock Purchase Agreement through the date of the filing of this Annual Report.
In 2022, we entered into an At Market Issuance Sales Agreement (as amended, the "At Market Issuance Sales Agreement") with B. Riley Securities, Inc., pursuant to which we have issued an aggregate of 4,167,463 shares of Class A common stock through the date of the filing of this Annual Report.
In December 2023, we entered into the Equity Exchange Agreement with Infinite Reality, pursuant to which we issued 180,000 shares of Class A common stock, and a one-year warrant to purchase 180,000 shares of Class A common stock.
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

In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and certain inducement grants, and shares of Class A common stock in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, "Debt", Note 6, "Stockholders' Deficit", and Note 17, “Subsequent Events—Debt Exchange Agreements".

We cannot predict what effect, if any, actual or potential future sales of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could materially and adversely affect the market price of our Class A common stock.

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

As of the date of the filing of this Annual Report, we have registered in a registration statement on Form S-1 up to 7,300,000 shares of Class A common stock issuable pursuant to the Common Stock Purchase Agreement that may be resold from time to time, over a 36-month period beginning on the Effective Date, by B. Riley Principal II, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, in three registration statements on Form S-8 an aggregate of up to 1,583,111 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our 2021 Equity Incentive Plan, as amended and restated (the "2021 Equity Plan"), and in a registration statement on Form S-3 up to 2,521,010 shares of Class A common stock issuable pursuant to the SPA that may be resold from time to time by Armistice.

As the shares of Class A common stock registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.

In addition, we issued 180,000 shares of Class A common stock and a one-year warrant to purchase 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act in June 2024, and shares of

Class A common stock in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, "Debt", Note 6, "Stockholders' Deficit", and Note 17, “Subsequent Events—Debt Exchange Agreements".
The market price, trading volume and marketability of our Class A common stock may be significantly affected by numerous factors beyond our control.
The market price and trading volume of our Class A common stock may fluctuate or decline. The market price of our Class A common stock has been, and is likely to continue to be, volatile. When the price of bitcoin declines, our stock price has historically fallen as well. We may experience similar declines on our market price in the future if our stock price continues to track the price of bitcoin. However, in late 2023 and 2024, the price of bitcoin has increased, in part due to the introduction of several spot bitcoin exchange-traded products, which have received billions of dollars of inflows.

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
Additionally, there are many other factors that are beyond our control that may materially and adversely affect the market price of our Class A common stock, the marketability of our Class A common stock and our ability to raise capital through equity financings. These factors include, but are not limited to, the following:
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
•general economic trends and other external factors including inflation, new tariffs and interest rates;
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
We have not historically declared or paid a dividend on our shares of Class A common stock and, consequently, your ability to achieve a return on your investment has depended on appreciation in the price of our Class A common stock.
We have never declared or paid cash dividends on our capital stock. The declaration of dividends, if any, including the form in which they may be paid, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. The success of an investment in our Class A common stock will depend upon any future appreciation in the price of shares of our Class A common stock, as well as any dividend that our board may determine is advisable to declare or pay to holders of such shares. We can provide no assurance that the price of shares of our Class A common stock will appreciate above the price that a stockholder purchased its shares of Class A common stock and any potential dividend declared or paid thereon.
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
We may not have sufficient resources to repay our Senior Notes upon their maturity in October 2026, and we will face additional risks if we incur additional indebtedness.
As of December 31, 2024, we had $68.5 million of 8.50% Senior Notes due 2026 (the "Senior Notes") outstanding. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to earlier redeem or repurchase the Senior Notes, is uncertain. The indenture for the Senior Notes does not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness. If we and our subsidiaries incur new indebtedness, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Senior Notes in 2026. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes. As of December 31, 2024, we had $68.5 million of indebtedness, all of which was unsecured.
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
These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers, or employees, if any, which may discourage such lawsuits against us and our directors, officers, and employees, if any. Alternatively, if a court were to find the choice of forum provisions contained in our second amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition, and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business” of this Annual Report for more information regarding the cybersecurity risks we face.

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

In addition, our management team, comprised of senior staff and executives from multiple departments within the Company, including IT, finance, legal, and operations, leads all efforts for our overall cybersecurity risk management program and supervises both our internal information security personnel with prior work experience in cybersecurity and our retained cybersecurity consultants.
ITEM 2. PROPERTIES.
We own the approximately 106 MW nameplate natural gas power generation facility used by our Cryptocurrency Datacenter and Power Generation Segment, which is located on our 162-acre property in Torrey, New York. Our Torrey mining operations take place at this facility. This property is subject to a lease/leaseback relationship with the Yates

County Industrial Development Agency. In consideration for certain incentives provided by the Yates County Industrial Development Agency, we are committed to certain investment and job creation obligations, all of which have been fulfilled. The primary obligations are the continuation of employment, including the Yates County Industrial Development Agency as an additional insured on various insurance policies and the completion of annual reporting forms. The payment in lieu of taxes agreement executed by the Yates County Industrial Development Agency and us provides predictability with respect to the increase in the annual real property tax burden on the power plant.
We also own an additional 143 acres of land located in Torrey, New York. Approximately 29 acres are occupied by a landfill used to dispose of coal ash by the power plant’s former owners.
We own the 4.6-mile-long natural gas pipeline that runs from our power plant facility, to the connector pipeline in Milo, Yates County, New York. We also hold a series of easements and right-of-way agreements with landowners through whose land the pipeline runs.

On April 10, 2024, we purchased a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space. This property provides us with access to an additional 32.5 MW in power capacity, and we deployed 7 MW of miners at the Mississippi Facility in the second quarter of 2024.
We have also deployed additional miners in conjunction with a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining at a cost of $58.50/MWh.
We owned and operated a datacenter and approximately 152 acres of land in Spartanburg, South Carolina for development. On November 9, 2023, we closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. On November 27, 2024, we entered into a definitive agreement to sell the remaining 152 acre property to Data Journey. This transaction is expected to close in 2025 and this land was classified as held for sale as of December 31, 2024.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than as set forth in Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, including, without limitation, the subsection titled "Title V Air Permit Renewal Litigation," which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Our Class A Common Stock
Greenidge’s Class A common stock is listed under the ticker symbol "GREE" on the Nasdaq Global Select Market, which is the principal market for such stock. As of December 31, 2024, 10,292,233 shares of Greenidge Class A common stock were issued and outstanding. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of March 25, 2025, we had 37 registered holders of our Class A common stock, including Cede & Co., the nominee for the Depository Trust Company and 7 registered holders of our Class B common stock. The Class A common stock registered holders' number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. The declaration of dividends, if any, including the form in which they may be paid, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.
Recent Sales of Unregistered Securities and Use of Proceeds
Debt Exchange Agreements. During the fourth quarter of 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued shares of our Class A common stock in exchange for principal amounts of our Senior Notes. From the date of the first exchange to the date of this Annual Report, we issued 1,335,889 shares of our Class A common stock in exchange for $5.5 million aggregate principal amount of our Senior Notes, of which 692,433 shares were exchanged for $3.7 million aggregate principal amount of our Senior Notes during the year ended December 31, 2024. Such transactions were exempt from registration under Section 3(a)(9) of the Securities Act.
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
Overview
We own cryptocurrency datacenter operations in Torrey, New York, Columbia, Mississippi, lease property for purposes of operating a cryptocurrency datacenter in Underwood, North Dakota and previously owned and operated a facility in Spartanburg, South Carolina (collectively, the "facilities"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 MW nameplate capacity, natural gas power generation facility. We generate revenue from four primary sources: (1) datacenter hosting, which we commenced on January 30, 2023, (2) cryptocurrency mining, and (3) power and capacity.
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
Our datacenter operations consist of approximately 30,700 miners with approximately 3.3 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, are associated with datacenter hosting and 12,500 miners, or 1.5 EH/s are associated with our cryptocurrency mining. In 2023, prior to the South Carolina transaction, our datacenter operations consisted of approximately 42,300 miners with approximately 4.6 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 32,100 miners, or 3.4 EH/s, were associated with datacenter hosting and 10,200 miners, or 1.2 EH/s, were associated with Greenidge’s cryptocurrency mining.

Discontinued Operations
The contract with Support.com’s largest customer expired on December 31, 2022 and was not renewed and the business ceased operations in 2023. As a result, we have classified the Support.com business as held for sale and discontinued operations in these condensed consolidated financial statements as a result of management and the board of directors making a decision to pursue alternatives for the Support.com business and to strictly focus on its cryptocurrency mining, datacenter hosting and power generation operations. See Note 3, "Discontinued Operations" of our audited condensed consolidated financial statements for additional information.

Results from Continuing Operations
The following table sets forth key components of our results from continuing operations during the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Variance
$ in thousands	2024	2023	$	%
Total revenue	$59,533	$70,388	$(10,855)	(15)%
Cost of revenue (exclusive of depreciation shown below)	41,108	51,005	(9,897)	(19)%
Depreciation	13,471	13,602	(131)	(1)%
Selling, general and administrative expenses	17,294	26,167	(8,873)	(34)%
Gain on digital assets	(2,154)	—	(2,154)	N/A
Loss (gain) on sale of asset	641	(9,903)	10,544	(106)%
Impairment of long-lived assets	169	4,000	(3,831)	(96)%
Remeasurement of environmental liability	453	2,409	(1,956)	(81)%
Operating loss	(11,449)	(16,892)	5,443	(32)%
Other (expense) income:
Interest expense, net	(7,082)	(12,659)	5,577	(44)%
Gain on sale of digital assets	—	512	(512)	(100)%
Change in fair value of warrant asset	(477)	—	(477)	N/A
Impairment of equity securities	(869)	—	(869)	N/A
Other income, net	23	—	23	N/A
Total other expense, net	(8,405)	(12,147)	3,742	(31)%
Loss from continuing operations before taxes	(19,854)	(29,039)	9,185	(32)%
Benefit from income taxes	(69)	—	(69)	N/A
Net loss from continuing operations	$(19,785)	$(29,039)	$9,254	(32)%

Other Financial Data (a)
EBITDA (loss) from continuing operations	$699	$(2,778)	$3,477	(125)%
as a percent of revenues	1.2%	(3.9)%
Adjusted EBITDA (loss) from continuing operations	$5,490	$153	$5,337	3488%
as a percent of revenues	9.2%	0.2%
a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Key Metrics
The following table provides a summary of key metrics related to the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2024	2023	$	%
Cryptocurrency mining	$19,061	$24,238	$(5,177)	(21)%
Datacenter hosting	29,838	39,478	(9,640)	(24)%
Power and capacity	10,634	6,672	3,962	59%
Total revenue	$59,533	$70,388	$(10,855)	(15)%
Components of revenue as % of total
Cryptocurrency mining	32%	34%
Datacenter hosting	50%	57%
Power and capacity	18%	9%
Total revenue	100%	100%
MWh
Cryptocurrency mining	184,077	232,496	(48,419)	(21)%
Datacenter hosting	436,733	568,147	(131,414)	(23)%
Power and capacity	164,532	133,446	31,086	23%
Revenue per MWh
Cryptocurrency mining	$104	$104	$—	—%
Datacenter hosting	$68	$69	$(1)	(1)%
Power and capacity	$65	$50	$15	30%
Cost of revenue (exclusive of depreciation)
Cryptocurrency mining	$12,080	$15,051	$(2,971)	(20)%
Datacenter hosting	$22,237	$29,695	$(7,458)	(25)%
Power and capacity	$6,791	$6,259	$532	8%
Cost of revenue per MWh (exclusive of depreciation)
Cryptocurrency mining	$66	$65	$1	2%
Datacenter hosting	$51	$52	$(1)	(2)%
Power and capacity	$41	$47	$(6)	(13)%
Cryptocurrency Mining Metrics
Bitcoins produced:
Cryptocurrency mining	309	891	(582)	(65)%
Datacenter hosting	632	2,047	(1,415)	(69)%
Total Bitcoins produced	941	2,938	(1,997)	(68)%

Average bitcoin price	65,825	28,788	37,037	129%
Average active hashrate (EH/s) Company-owned miners	795,166	914,539	(119,373)	(13)%
Average active hashrate (EH/s) Hosted miners	1,642,105	2,204,794	(562,689)	(26)%
Average difficulty (in trillions of hash)	87.3 T	52 T	35.3 T	68%

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

Average hashrate is Greenidge’s average computing power over the period supplied to pool operators, which is measured using data from the pool operators.

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
Revenue
On January 30, 2023, upon entering into the NYDIG Hosting Agreement, we transitioned the majority of the capacity of our owned datacenter facilities to datacenter hosting operations. We entered into hosting arrangements at third party sites for the remaining owned miners in the first and second quarters of 2023 which were terminated in the second quarter of 2024.
At December 31, 2024, Greenidge datacenter operations consisted of approximately 30,700 miners with approximately 3.3 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 12,500 miners, or 1.5 EH/s, is associated with Greenidge's cryptocurrency mining.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by us. Our cryptocurrency mining revenue decreased by $5.2 million, or 21%, to $19.1 million during the year ended December 31, 2024.
We estimate that the decrease was primarily driven by the 13% decrease in average hashrate for company owned miners. The decline in average hashrate is attributable to our focus on maximizing profitability by prioritizing operations of our most efficient miners and curtailing operations of less efficient miners during periods of decreased profitability. The 68% increase in the difficulty factor and the lower bitcoin rewards as a result of the halving was offset by the 129% increase in the average price of bitcoin year-over-year.

The miners associated with our cryptocurrency mining for the year ended December 31, 2024 were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	4,000
Bitmain S19 Pro	2,000
Bitmain S19j Pro	900
Bitmain S19 XP	4,800
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
12,500

As of December 31, 2024, our fleet of miners ranged in age from 0.2 to 3.3 years and had an average age of approximately 2.25 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner to minimize overall fleet downtime. As of December 31, 2024, our fleet of miners ranged in efficiency from approximately 15.0 to 34.0 joules per terahash (“J/TH”) and had an average efficiency of 27.4 J/TH.

The table below presents the average cost of mining each bitcoin for the years ended December 31, 2024 and 2023:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	December 31, 2024	December 31, 2023
Cost to mine one bitcoin(1)	$39,094	$16,892
Value of each bitcoin mined(2)	$61,686	$27,203
Cost to mine one bitcoin as % of value of bitcoin mined	63.4%	62.1%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.
Datacenter hosting revenue
Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. The South Carolina Facility was dedicated to hosting from February 2023 through the date of the sale of such facility on November 15, 2023. We generated revenue of $29.8 million and $39.5 million in 2024 and 2023, respectively. This decrease of $9.6 million was mainly due to the sale of the South Carolina Facility in the fourth quarter of 2023, which accounted for a $12.4 million decrease in hosting revenue. The New York Facility hosting revenue increased by $2.4 million, primarily due to an additional month of hosting in 2024, as the contract commenced at the end of January 2023.
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
Our power and capacity revenue increased $4.0 million, or 59%, to $10.6 million in 2024. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 23% and 36%, respectively.
Cost of revenue

	Years Ended December 31,		Variance
$ in thousands	2024	2023	$	%
Cryptocurrency mining	$12,080	$15,051	$(2,971)	(20)%
Datacenter hosting	22,237	29,695	(7,458)	(25)%
Power and capacity	6,791	6,259	532	8%
Total cost of revenue (exclusive of depreciation)	$41,108	$51,005	$(9,897)	(19)%
As a percentage of total revenue	69.1%	72.5%
Total cost of revenue, exclusive of depreciation, decreased $9.9 million, or 19%, to $41.1 million during 2024 as compared to the prior year. We estimate the decrease is comprised of the following:
•The South Carolina Facility contributed 24% of cost of revenue in 2023, as compared to no activity at the facility in 2024 following the sale in the fourth quarter of 2023.

•The cancellation of third-party hosting contracts in the second quarter of 2024 resulted in an 8% reduction to cost of revenue due to lower hosting fees;
•Natural gas costs increased year-over-year by 12% as a result of 5% higher volume usage by the New York Facility, as well as a 6% increase in natural gas prices year-over-year.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $8.9 million, or 34%, to $17.3 million during the year ended December 31, 2024 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total restructuring costs decreased approximately $4.1 million in 2024 compared to the prior year, mainly as a result of non-recurring restructuring costs incurred in the prior year;
•Total payroll and benefits and other employee costs decreased approximately $1.2 million in 2024 compared to the prior year, as a result of declines in employee expenses including incentive compensation as result of the restructuring activities in the prior year to reduce our cost structure;
•Total insurance expense decreased approximately $2.2 million in 2024 compared to the prior year, as a result of declines in coverage related to umbrella, property, and liability policies;
•Total legal costs decreased approximately $1.2 million in 2024 compared to the prior year, as a result of declines in attorney and legal counsel fees, primarily as a result of fewer significant transactions in 2024, as compared to 2023;

•Total stock compensation decreased approximately $0.5 million in 2024 compared to the prior year, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, which was offset partially by an increase in amortized expense relating to options granted in prior periods.
Gain on digital assets
We recognized a gain on digital assets of $2.2 million for the year ended December 31, 2024 as a result of measuring digital assets at fair value due to our adopting ASU 2023-08, Accounting for Disclosure of Crypto Assets, on January 1, 2024. This is compared to a gain on sale of digital assets of $0.5 million recognized during the year ended December 31, 2023, which is presented in Other (expense) income. The increase in the gain was a result of our transition to a bitcoin self-mining retention strategy in the third quarter of 2024, as well as the increase in the price of bitcoin.
Loss (gain) on sale of assets
We recognized a loss on the sale of assets of $0.6 million during the year ended December 31, 2024, as a result of selling long-lived assets, comprising primarily of excess mining infrastructure equipment. This is compared to a gain on sale of assets of $9.9 million recognized during the year ended December 31, 2023, which was primarily a result of the sale of the South Carolina Facility.
Depreciation
Depreciation decreased $0.1 million, or 1%, to $13.5 million for the year ended December 31, 2024 as compared to the prior year period due to a lower asset base resulting from the sale of our South Carolina Facility during the fourth quarter of 2023, which was partially offset by the acquisition of miners and miner infrastructure during 2024.
Impairment of long-lived assets
As a result of the impairment assessment conducted to evaluate future uses of the remaining real estate assets in South Carolina during the year ended December 31, 2023, we recognized impairment charges of $4.0 million associated with long-

lived assets to reduce the net book value of our company to fair value. During the year ended December 31, 2024, we recognized impairment charges of $0.2 million related to damaged miners, which was equal to the remaining net book value of the miners. See Note 4, "Property and Equipment, Net", in the Notes to Consolidated Financial Statements for a further discussion of the impairment.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2024 we have recognized environmental liabilities for a coal-ash pond and landfill which were inherited due to the legacy coal operations at our property in Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $30.7 million and $30.2 million as of December 31, 2024 and 2023, respectively, for the remediation of these sites. We recognized a charge of $0.5 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, for the remeasurement of environmental liabilities. The charges for the years ended December 31, 2024 and 2023 were as a result of an update in the cost estimates associated with the landfill post closure liabilities as part of our continuing evaluation of the site.
We have estimated the cost of remediation by developing a remediation plan in consultation with environmental engineers, periodically obtaining quotes for estimated construction costs and adjusting estimates for inflationary factors based on the expected timing of the remediation work. Estimates include anticipated post-closure costs including monitoring and maintenance of the site. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional material adjustments to the environmental liability may occur in the future due to required changes to the scope and timing of the remediation, changes to regulations governing the closure and remediation of CCR sites and changes to cost estimates due to inflationary or other economic factors.
Operating loss from continuing operations
As a result of the factors described above, operating loss from continuing operations was $11.4 million for the year ended December 31, 2024 as compared to $16.9 million for the year ended December 31, 2023.
Total other expense, net
During the year ended December 31, 2024, other expense, net decreased $3.7 million, or 31%, to $8.4 million primarily due to decreased interest expense as a result of the NYDIG debt extinguishment. This was partially offset by an impairment of equity securities of $0.9 million and change in fair value of warrant asset of $0.5 million.
Benefit from income taxes
Our effective tax rate for the year ended December 31, 2024 was 0.35%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the year ended December 31, 2023 was 0.0%.
Net Loss from continuing operations
As a result of the factors described above, net loss from continuing operations decreased to $19.8 million for the year ended December 31, 2024 as compared to $29.0 million for the year ended December 31, 2023.
Loss from discontinued operations
In conjunction with our decision to pursue alternatives, including a sale of Support.com, we have reported the Support.com business as discontinued operations in the consolidated financial statements. Loss from discontinued operations, net of tax was $0.0 for the year ended December 31, 2024, as compared to a loss of $0.5 million for the year ended December 31, 2023. See Note 3, "Discontinued Operations", in the Notes to Consolidated Financial Statements for a further breakdown.

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

EBITDA from continuing operations and Adjusted EBITDA (loss) from continuing operations
"EBITDA from continuing operations" is defined as loss from continuing operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from continuing operations" is defined as EBITDA from continuing operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. EBITDA from continuing operations and Adjusted EBITDA from continuing operations are intended as supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA from continuing operations and Adjusted EBITDA from continuing operations provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA from continuing operations and Adjusted EBITDA from continuing operations, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA from continuing operations may not be comparable to other similarly titled measures computed by other companies, because not all companies may calculate Adjusted EBITDA from continuing operations in the same fashion.
Because of these limitations, EBITDA from continuing operations and Adjusted EBITDA from continuing operations should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA from continuing operations and Adjusted EBITDA from continuing operations on a supplemental basis. You should review the reconciliations of Net loss from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Consolidated Statements of Operations and Comprehensive Loss in our Consolidated Financial Statements included in this Annual Report.

	Years Ended December 31,		Variance
	2024	2023	$	%

EBITDA (loss) and Adjusted EBITDA from continuing operations
Net loss from continuing operations	$(19,785)	$(29,039)	$9,254	(32)%
Benefit from income taxes	(69)	—	(69)	N/A
Interest expense, net	7,082	12,659	(5,577)	(44)%
Depreciation	13,471	13,602	(131)	(1)%
EBITDA (loss) from continuing operations	699	(2,778)	3,477	(125)%
Stock-based compensation	2,182	2,344	(162)	(7)%
Impairment of long-lived assets	169	4,000	(3,831)	(96)%
Remeasurement of environmental liability	453	2,409	(1,956)	(81)%
Impairment of equity securities	869	—	869	N/A
Change in fair value of warrant asset	477	—	477	N/A
Restructuring	—	4,081	(4,081)	(100)%
Loss (gain) on sale of assets	641	(9,903)	10,544	(106)%
Adjusted EBITDA from continuing operations	$5,490	$153	$5,337	3488%

Liquidity and Capital Resources
On December 31, 2024, we had cash and cash equivalents of $8.6 million and digital assets of $7.0 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. The Company has historically incurred operating losses and negative cash flows from operations.
On November 27, 2024, we entered into a purchase and sale agreement to sell the remaining 152-acres to Data Journey for $12.1 million in cash and an 8% profit participation in the property's planned data center. We anticipate the closing of the sale of the land in 2025 to generate proceeds that will further improve our liquidity.
We continued to improve our liquidity position in 2024. On February 12, 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares of Class A common stock (the “SPA Shares”), and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase 810,205 shares of Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the SPA Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, we received net proceeds of $6.0 million. In addition, we issued to Armistice a five-year warrant to purchase up to 1,260,505 shares of Class A common stock, exercisable commencing on August 14, 2024 at an exercise price of $5.25 per share.
We believe our existing cash and cash equivalents, together with digital assets, cash generated from operations and the proceeds from the sale of the South Carolina Facility, will be sufficient to fund our operations and satisfy our current obligations through the next 12 months. However, our projected operating cash flows are not sufficient in the long term to meet our existing long-term debt obligations and will only be sufficient to fund operations and current operations if bitcoin mining economics remain at or above current levels.
We are considering various items to address the long-term debt obligations, including the retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 692,433 shares of our Class A common stock, in exchange for $3.7 million aggregate principal amount of our 8.50% Senior Notes due October 2026.

We may also raise additional funds through sales of equity under the Common Stock Purchase Agreement. For the year ended December 31, 2024, we issued 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million.

Our operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the South Carolina Facility classified as held for sale and any inability to close on a sale of that facility will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see Note 10, "Commitments and Contingencies"), may have an adverse impact on our ability to meet cash flow forecasts.

While the Company believes it will be successful in its efforts to improve liquidity, which will allow it to meet its financial commitments for at least the next 12 months, there can be no assurance that these efforts will be successful.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2024, and the years in which these obligations are due:

$ in thousands	Total	2025	2026-2027	2028-2029	Thereafter
Debt payments	$80,193	$5,826	$74,367	$—	$—
Leases	172	37	76	59	—
Environmental obligations	30,682	250	9,542	10,770	10,120
Natural gas transportation	10,902	1,896	3,792	3,792	1,422
Total	$121,949	$8,009	$87,777	$14,621	$11,542
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
Summary of Cash Flow
The following table provides information about our net cash flow for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
$ in thousands	2024	2023
Net cash used for operating activities from continuing operations	$(12,044)	$(12,155)
Net cash used for investing activities from continuing operations	(3,888)	(6,031)
Net cash provided by financing activities from continuing operations	11,239	13,772
Increase in cash and cash equivalents from discontinued operations	—	2,509
Net change in cash, cash equivalents and restricted cash	(4,693)	(1,905)
Cash, cash equivalents and restricted cash at beginning of year	13,312	15,217
Cash, cash equivalents and restricted cash at end of period	$8,619	$13,312
Operating Activities
Net cash used for operating activities from continuing operations was $12.0 million for the year ended December 31, 2024, as compared to cash used for operating activities from continuing operations of $12.2 million for the year ended December 31, 2023. The variance in operating cash flow during the year ended 2024 as compared to 2023 was driven by a decrease in prepaid expenses, increase in contract liabilities and an advantageous change in net loss, which was partially offset by the transition to bitcoin self-mining retention strategy, which enables the Company to accumulate bitcoin from its owned miners, the purchase of additional RGGI credits during 2024 and payment of accrued expenses.
Investing Activities
Net cash used for investing activities from continuing operations was $3.9 million for the year ended December 31, 2024, as compared to $6.0 million for the year ended December 31, 2023. The decrease is primarily related to $2.6 million of lower purchases of and deposits for property and equipment compared to the prior year due to the lower miner purchases and lower proceeds from the sale of assets of $3.9 million. This was partially offset by proceeds of $3.5 million from the sale of digital assets.

Financing Activities
Net cash provided by financing activities from continuing operations was $11.2 million for the year ended December 31, 2024, as compared to $13.8 million for the year ended December 31, 2023. The decrease is primarily related to a $18.7 million reduction in sales of Class A common stock under our ATM Agreement. This was partially offset by a $6.0 million increase in proceeds from the issuance of common stock and pre-funded warrant under the Armistice SPA, a $6.8 million elimination of principal payments on debt in 2023 due to its restructuring, and a $3.3 million increase in proceeds from the issuance of common stock under the Equity Purchase Agreement.
Financing Arrangements
See Note 5, "Debt," Note 6, "Stockholders' Deficit" and Note 17, "Subsequent Events" in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, "Significant Accounting Policies", in the
Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in detail in Note 2, "Significant Accounting Policies", in the Notes to Consolidated Financial Statements for the year ended December 31, 2024; however, we consider our critical accounting policies to be those related to the valuation of long-lived assets and remeasurement of environmental obligations.
Valuation of Long-Lived Assets
In accordance with ASC 360-10, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value.
During 2024, we determined that a triggering event had occurred as of September 30, 2024 due to declines in hashprice, driven by lower bitcoin rewards for miners post-halving, increases in the difficulty factor due to increase in the overall hashrate as more efficient miners entered the market, and a lack of a corresponding increase in bitcoin price. For the purposes of performing the recoverability test we consider all of our long-lived assets to be a single asset group as we operate as an integrated power and crypto datacenter operations business and this grouping represents the lowest level of identifiable independent cash flows. We concluded that projected undiscounted cash flows were in excess of the carrying value of the asset group, and, therefore, the assets are considered to be recoverable and no determination of impairment was necessary.
An impairment charge of $0.2 million was recorded for the year ended December 31, 2024, which was the remaining value of certain miners that were determined to be no longer recoverable.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2024, we have recognized environmental liabilities for a coal-ash pond and landfill, which were inherited due to the legacy coal operations at our property in Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $30.7 million and $30.2 million as of December 31, 2024 and 2023, respectively, for the remediation of these sites. We recognized a charge of $0.5 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively, for the remeasurement of environmental liabilities. The charges were as a result of updates in the cost estimates associated with the landfill post-closure liabilities as part of our continuing evaluation of the site.
We have estimated the cost of remediation by developing a remediation plan in consultation with environmental engineers, periodically obtaining quotes for estimated construction costs and adjusting estimates for inflationary factors based on the expected timing of the remediation work. Estimates include anticipated post-closure costs including monitoring and maintenance of the site. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional material adjustments to the environmental liability may occur in the future due to required changes to the scope and timing of the remediation, changes to regulations governing the closure and remediation of CCR sites and changes to cost estimates due to inflationary or other economic factors.
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
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements.
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
Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Limitation on Effectiveness of Controls and Procedures
In designing and evaluating the disclosure controls and our internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and does not expect that our internal controls will prevent or detect all errors and all fraud. In addition, the design of disclosure controls and our internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
On March 26, 2025, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior
30 consecutive business days, our Market Value of Publicly Held Shares ("MVPHS") had been below the listing requirement of $15 million. The Nasdaq rules provide us with an initial compliance period of 180 calendar days to regain compliance with the minimum MVPHS requirement. We can provide no assurance of our ability to take the appropriate actions within the 180-day cure period to regain compliance with Nasdaq listing requirements.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included in the 2025 Proxy Statement, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this Annual Report:
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

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above).
4.4*	Description of Registrant's Securities.
10.1+
Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 1, 2021).

10.2†
Greenidge Generation Holdings Inc. Second Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Annex A to the Definitive Information Statement on Form DEF 14C filed on November 18, 2024).

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

10.7	Precedent Agreement between Greenidge Markets and Trading LLC and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).
10.8
Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.9
Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2022).

10.10
Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2022).

10.11†
Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.12
At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 filed on September 19, 2022).

10.13
Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2022).

10.14
Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings, Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2023).

10.15
Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 31, 2023).

10.16†
Offer Letter, dated October 7, 2022, between Greenidge Generation Holdings Inc. and David Anderson (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed on March 31, 2023).

10.17*†
Release Agreement, dated April 26, 2024, between Greenidge Generation Holdings Inc. and Scott MacKenzie (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 29, 2024).

10.18†	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on October 31, 2022).
10.19
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

10.20
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

10.21
Transition Services Agreement, dated November 9, 2023, by and between SC 1 Mining Site LLC and Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.22
Hosting Order Termination Agreement, dated November 9, 2023, between Greenidge South Carolina LLC, and SC 1 Mining LLC (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.23†
Offer Letter, effective October 11, 2023, between Greenidge Generation Holdings Inc. and Christian Mulvihill (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on April 9, 2024).

10.24†
Offer Letter, dated November 16, 2023, between Greenidge Generation Holdings Inc. and Jordan Kovler (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on April 9, 2024).

10.25
Master Services Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2023).

10.26
Equity Exchange Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2023).

10.27
Stock Purchase Warrant, dated December 11, 2023, issued by Greenidge Generation Holdings Inc. to Infinite Reality, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 12, 2023).

10.28
Warrant to Purchase Shares of Common Stock, dated December 11, 2023, issued by Infinite Reality, Inc. to Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 12, 2023).

10.29
Securities Purchase Agreement, dated February 12, 2024, by and between Greenidge Generation Holdings Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2024).

10.30
Pre-Funded Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2024).

10.31
Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2024).

10.32
Commercial Purchase and Sale Agreement, dated March 6, 2024, by and between Greenidge Mississippi LLC and Janesville, LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 9, 2024).

10.33
Common Stock Purchase Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024).

10.34
Registration Rights Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2024).

10.35
Equity Interest Payment Agreement, dated January 24, 2025, by and among (i) Greenidge Generation Holdings Inc., (ii) Atlas Capital Resources (A9) LP, (iii) Atlas Capital Resources (A9-Parallel) LP and (iv) Atlas Capital Resources (P) LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2025).

19.1	Insider Trading Policy of Greenidge Generation Holdings Inc.
21.1*	Subsidiaries of Greenidge Generation Holdings Inc.
23.1*	Consent of MaloneBailey LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
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

GREENIDGE GENERATION HOLDINGS INC.

Date: March 31, 2025	By:	/s/ Jordan Kovler
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

Name	Title	Date
/s/ Jordan Kovler	Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2025
Jordan Kovler

/s/ Christian Mulvihill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Christian Mulvihill

/s/ David Anderson	Chairman of the Board of Directors	March 31, 2025
David Anderson

/s/ Andrew M. Bursky	Director	March 31, 2025
Andrew M. Bursky

/s/ Timothy Fazio	Director	March 31, 2025
Timothy Fazio

/s/ David Filippelli	Director	March 31, 2025
David Filippelli

/s/ Jerome Lay	Director	March 31, 2025
Jerome Lay

/s/ Timothy Lowe	Director	March 31, 2025
Timothy Lowe

/s/ Michael Neuscheler	Director	March 31, 2025
Michael Neuscheler

/s/ George (Ted) Rogers	Vice Chairman of the Board of Directors	March 31, 2025
George (Ted) Rogers

/s/ Daniel Rothaupt	Director	March 31, 2025
Daniel Rothaupt

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Greenidge Generation Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greenidge Generation Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2023.
Houston, Texas
March 31, 2025

GREENIDGE GENERATION HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (Dollars amounts in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$8,619	$13,312
Digital assets	6,950	347
Accounts receivable	1,493	358
Prepaid expenses and current other assets	2,617	3,864
Emissions and carbon offset credits	7,124	5,694
Income tax receivable	—	857
Total current assets	26,803	24,432
LONG-TERM ASSETS:
Property and equipment, net	30,299	45,095
Other long-term assets	569	1,652
Long-term assets held for sale	7,184	—
Total assets	64,855	71,179
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	3,850	3,495
Accrued emissions expense	8,668	10,520
Accrued expenses	4,232	6,116
Short-term environmental liability	250	363
Contract liability	2,339	—
Current liabilities held for sale	—	483
Total current liabilities	19,339	20,977
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	68,068	68,710
Environmental liabilities	30,432	29,866
Other long-term liabilities	2,770	2,650
Total liabilities	120,609	122,203
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 13,025,627 and 9,131,252 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Cumulative translation adjustment	(348)	(345)
Additional paid-in capital	334,330	319,992
Common stock subscription receivable	—	(698)
Accumulated deficit	(389,737)	(369,974)
Total stockholders' deficit	(55,754)	(51,024)
Total liabilities and stockholders' deficit	$64,855	$71,179
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
REVENUE:
Cryptocurrency mining	$19,061	$24,238
Datacenter hosting	29,838	39,478
Power and capacity	10,634	6,672
Total revenue	59,533	70,388
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	12,080	15,051
Cost of revenue - datacenter hosting (exclusive of depreciation)	22,237	29,695
Cost of revenue - power and capacity (exclusive of depreciation)	6,791	6,259
Depreciation	13,471	13,602
Selling, general and administrative	17,294	26,167
Gain on digital assets	(2,154)	—
Loss (gain) on sale of assets	641	(9,903)
Impairment of long-lived assets	169	4,000
Remeasurement of environmental liability	453	2,409
Total operating costs and expenses	70,982	87,280
Operating Loss	(11,449)	(16,892)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(7,082)	(12,659)
Gain on sale of digital assets	—	512
Change in fair value of warrant asset	(477)	—
Impairment of equity securities	(869)	—
Other income, net	23	—
Total other expense, net	(8,405)	(12,147)
Loss from continuing operations before taxes	(19,854)	(29,039)
Benefit from income taxes	(69)	—
Net loss from continuing operations	(19,785)	(29,039)
Loss from discontinued operations, net of tax	—	(471)
Net loss	$(19,785)	$(29,510)

Comprehensive Loss
Net Loss	(19,785)	(29,510)
Foreign currency translation adjustment	(3)	12
Comprehensive loss	(19,788)	(29,498)

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(1.88)	$(4.36)
Loss per share from discontinued operations, basic and diluted	—	(0.07)
Net loss per share, basic and diluted	$(1.88)	$(4.43)

Weighted Average Shares Outstanding
Weighted average shares outstanding, basic and diluted	10,504	6,660
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2023	4,625,278	$—	$293,774	$—	$(357)	$(340,464)	$(47,047)
Stock-based compensation expense	—	—	2,344	—	—	—	2,344
Issuance of shares, net of issuance costs	4,144,419	1	21,528	(698)	—	—	20,831
Reverse stock split fractional share adjustment	34,538	—	—	—	—	—	—
Restricted shares award issuance, net of withholdings	13,684	—	—	—	—	—	—
Issuance of shares for amendment fee associated with debt modification	133,333	—	1,000	—	—	—	1,000
Shares issues in connection with equity exchange agreement	180,000	—	869	—	—	—	869
Issuance of warrants in connection with equity exchange agreement	—	—	477	—	—	—	477
Foreign currency translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(29,510)	(29,510)
Balance at December 31, 2023	9,131,252	1	319,992	(698)	(345)	(369,974)	(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	2,182	—	—	—	2,182
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	1,641,124	—	4,541	698	—	—	5,239
Restricted shares award issuance, net of withholdings	300,313	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	692,433	—	1,616	—	—	—	1,616
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(19,785)	(19,785)
Balance at December 31, 2024	13,025,627	$1	$334,330	$—	$(348)	$(389,737)	$(55,754)
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS:
Net loss	$(19,785)	$(29,510)
Loss from discontinued operations	—	(471)
Net loss from continuing operations	(19,785)	(29,039)
Adjustments to reconcile net loss from continuing operations to net cash flow from operating activities:
Depreciation	13,471	13,602
Change in fair value of warrant asset	477	—
Impairment of long-lived assets	169	4,000
Impairment of equity securities	869	—
Amortization of debt issuance costs	974	2,611
Loss on debt extinguishment	—	591
Stock-based compensation expense	2,182	2,344
Remeasurement of environmental liability	453	2,409
Professional fees paid in common stock	—	250
Loss (gain) on sale of assets	641	(9,903)
Revenues from digital assets production	(19,061)	—
Proceeds from sale of digital assets	11,149	—
Gain on digital assets	(2,154)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	2,338
Digital Assets	—	1
Emissions and carbon offset credits	(1,430)	(4,434)
Prepaid expenses and other assets	770	2,829
Accounts payable	1,060	(2,748)
Accrued emissions expense	(1,852)	4,468
Accrued expenses	(1,846)	(3,407)
Income tax receivable	857	(59)
Contract liabilities	2,339	—
Other long-term liabilities	—	2,543
Other	(192)	(551)
Net cash flow used for operating activities from continuing operations	(12,044)	(12,155)
INVESTING ACTIVITIES FROM CONTINUING OPERATIONS:
Purchases of and deposits for property and equipment	(10,422)	(13,015)
Proceeds from sale of digital assets	3,485	—
Proceeds from sales of assets	3,049	6,984
Net cash flow used for investing activities from continuing operations	(3,888)	(6,031)
FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	5,239	20,581
Proceeds from issuance of common stock and pre-funded warrants	6,000	—
Principal payments on debt	—	(6,809)
Net cash flow provided by financing activities from continuing operations	11,239	13,772
Discontinued Operations:
Net cash flow from operating activities of discontinued operations	—	(816)
Net cash flow from investing activities of discontinued operations	—	3,325
Increase in cash and cash equivalents from discontinued operations	—	2,509
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,693)	(1,905)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	13,312	15,217
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of year	$8,619	$13,312
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc. ("Greenidge") and its subsidiaries (collectively, the "Company") own and operate a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates a facility in Torrey, New York (the "New York Facility") and owned and operated a facility in Spartanburg, South Carolina (the "South Carolina Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to the NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
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
Liquidity
In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Company's management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These losses were primarily a result of challenging bitcoin mining economics starting in 2022 when energy prices increased and the prices of bitcoin went through a period of significant decline. The economics of bitcoin mining have since been positively impacted through 2024 by a recovery in the price of bitcoin and a reduction in energy prices, and negatively offset by increased mining difficulty and by the halving which occurred on April 19, 2024 and reduced the rewards distributed to miners. The existence of these factors beginning in 2022 raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company believes this substantial doubt is alleviated by management’s plans which includes our existing cash and cash equivalents, together with digital assets, cash generated from operations and the proceeds from the planned sale of the South Carolina land held for sale, will be sufficient to fund its operations and satisfy its current obligations through the next twelve months.

Management has taken certain actions since 2022 to improve the Company’s liquidity including the sale of assets, the proceeds of which were used to extinguish $80.3 million of debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. On November 27, 2024, we entered into a definitive agreement to sell the remaining South Carolina land for $12.1 million in cash and an 8% profit participation interest in the property’s planned data center. The closing of the sale is in process, and we expect it to close in 2025.
However, the Company’s projected operating cash flows are not sufficient in the long-term to meet the existing long-term debt obligations.
The Company is considering various items to address the long-term debt obligations, including the retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the twelve months ended December 31, 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 692,433 shares of the Company's Class A common stock, in exchange for $3.7 million aggregate principal amount of its 8.50% Senior Notes due October 2026. From January 1, 2025 through the date of this filing, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company's Class A common stock, in exchange for $1.8 million aggregate principal amount of its 8.50% Senior Notes due October 2026.
The Company may also raise additional funds through sales of equity under the Common Stock Purchase Agreement. For the twelve ended December 31, 2024, the Company issued 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million.

The Company’s operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the South Carolina Facility classified as held for sale and any inability to close on a sale of that facility will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see NOTE 10), may have an adverse impact on our ability to meet cash flow forecasts.

While the Company believes it will be successful in its efforts to improve liquidity, which will allow it to meet its financial commitments for at least the next twelve months, there can be no assurance that these efforts will be successful.
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
Significant Accounting Policies
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing performance. Greenidge operates as one operating and reporting segment. The Company’s datacenter operations are located in the United States, and the Company views these operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance.
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
Digital Assets
Digital assets are comprised of bitcoin earned as noncash consideration in exchange for providing hash computations for a mining pool, which are accounted for in connection with the Company’s revenue recognition policy previously disclosed. Digital assets are included in current assets in the consolidated balance sheets due to the Company’s ability to sell it in a highly liquid marketplace and because the Company reasonably expects to liquidate its digital assets to support operations within the next 12 months.
The Company adopted ASU 2023-08 during the second quarter of 2024 with an effective date of January 1, 2024. As a result of adopting ASU 2023-08, the Company measures digital assets at fair value as of each reporting period based on UTC closing prices at period-end on the active trading platform that the Company normally transacts and has determined is its principal market for bitcoin.
Gains and losses resulting from remeasurements are included within (Gain) loss on digital assets in the consolidated statements of operations and comprehensive loss. Gains and losses resulting from the sale of bitcoin, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within (Gain) loss on digital assets in the consolidated statements of operations and comprehensive loss.
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
Prior to the adoption of ASU 2023-08, the Company accounted for digital assets as intangible assets with an indefinite useful life, which are not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. The Company performed an analysis each period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicated that it was more likely than not that its digital assets were impaired. Digital assets were considered impaired if the carrying value was greater than the lowest intraday quoted price at any time during the period. For quoted prices, the Company used daily exchange data from its principal market. Subsequent reversal of impairment losses was not permitted.
Accounts Receivable
The Company provides credit in the normal course of business to its power customer, the NYISO, and hosting customer, NYDIG. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. The NYDIG Hosting Agreement requires advance payment for estimated hosting services. The balance based on actual results is due upon receipt. There are currently no accounts receivable associated with cryptocurrency mining revenues. We have not experienced any historic credit losses with our power or hosting customers and therefore, we determined that no allowance for doubtful accounts is required for the years ended December 31, 2024 and 2023.
Emissions Expense and Credits
The Company participates in the Regional Greenhouse Gas Initiative ("RGGI"), which requires, by law, that the Company remit credits to offset 50% of the Company’s annual emission expense in the following year, for each of the years in the three-year control period (January 1, 2024 to December 31, 2026). In March 2025, the Company surrendered the emissions allowance required for the first year of the current control period. The Company recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.
The RGGI credits are recorded on a first in, first out ("FIFO") basis. The Company incurred emissions expense of $8.7 million and $6.5 million for the years ended December 31, 2024 and 2023, respectively, which was allocated between cost of revenue - cryptocurrency mining, cost of revenue - datacenter hosting and cost of revenue - power and capacity, based on the relative percentage of MWh consumed for each, in the accompanying Consolidated Statements of Operations and Comprehensive Loss.
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

Valuation of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. The Company recognized a noncash impairment charge of $0.2 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively. See Note 4, "Property and Equipment, Net" for additional information.
Investments in Equity Securities
The Company owns common shares in a private company. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of this entity. The investment does not have a readily determinable fair value and thus the investment is measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Investments in equity securities are a component of Other long-term assets and gains (losses) on equity securities are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized a noncash impairment charge of $0.9 million for the year ended December 31, 2024. There was no impairment charges recognized for the year ended December 31, 2023. See Note 6, "Stockholders' Deficit" for additional information.
Derivative Financial Instruments
The Company held an equity warrant asset in a private company that gave it the right to acquire common stock in the private company. The equity warrant asset contains net settlement terms, and, thus, the Company recorded it as a derivative. The equity warrant asset entitled the Company to purchase a specific number of shares of common stock at a specific price within a specific time period, in this case 1 year. The equity warrant asset contains an automatic exercise provision if the Company does not exercise prior to expiration, or provide notice of its intent not to exercise. Upon automatic exercise, the Company will receive a share count equal to the intrinsic value of the warrant divided by the share price. The equity warrant asset is recorded at fair value and is classified as a derivative asset, a component of prepaid expenses and other current assets. The asset was held for prospective investment gains and is not used to hedge any economic risks.
Any changes in fair value from the grant date fair value of the equity warrant asset classified as a derivative is recognized as an increase or decrease to Prepaid expenses and other current assets on the Consolidated Balance Sheets and as net gains or losses on derivative instruments, in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized a loss on the change in fair value of $0.5 million during the year ended December 31, 2024. There was no change in fair value of the equity warrant asset during the year ended December 31, 2023. See Note 6, "Stockholders' Deficit" for additional information.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use ("ROU") asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
In calculating the ROU asset and related lease liability, the Company elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Lease payments included in the measurement of the lease liability comprise fixed payments. Variable lease payment amounts, such as increases in lease payments based on changes in index rates or usage, are not included in the measurement of the ROU asset or lease liability. These are expensed as incurred and recorded as variable lease expense. See Note 13, "Supplemental Balance Sheet and Cash Flow Information" for additional information.
Environmental Liability
Environmental liabilities are recognized in accordance with ASC 410-30, Asset Retirement and Environmental Obligations when the costs are probable and estimable. As of December 31, 2024, we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company's property in Torrey, New York. The Company determines the estimate by developing key assumptions to determine the expected cost of remediation. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits.
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
The Company recognizes amounts prepaid by customers in excess of recognizable revenue as contract liabilities on the Consolidated Balance Sheets.
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
Datacenter Hosting Revenue
The Company generates revenue from contracts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company's performance). The Company's performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit-sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. The Company bills its customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. The Company recognizes revenue based on actual consumption in the period.
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
Stock-Based Compensation
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grants. These options generally vest on the grant date or over a three-year period. The Company has elected to account for forfeitures of employee awards as they occur. Restricted stock units ("RSUs") issued under the Company's equity incentive plans are granted to employees and directors and vest over their requisite service period.
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
Expected Volatility – The Company estimates expected volatility using a blended volatility including historical volatility of the Company’s common stock and historical volatility of a peer group of publicly traded companies.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain costs and expenses specified in the updated guidance, to provide enhanced transparency into aggregate amounts presented on the Consolidated Statements of Operations and Comprehensive Loss. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. This guidance becomes effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted as an induced conversion. This guidance becomes effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company expects this guidance will have no impact to its Consolidated Financial Statements.
Recent Accounting Pronouncements Adopted

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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition of other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is required to be applied retrospectively. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The adopted this guidance in the current year and applied it retrospectively to all periods presented in its Consolidated Financial Statements. See Note 16, "Segment Reporting" for additional information.

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
In January 2023, Greenidge completed the sale of a portion of the assets of Support.com for net proceeds of approximately $2.6 million. In June 2023, the Company entered into a purchase and sale agreement with third parties in order to sell certain remaining assets and liabilities, including the transfer of remaining customer contracts, for net proceeds of approximately $0.8 million. The Company ended all Support.com operations as of December 31, 2023.
Major classes of assets and liabilities consist of the following:

	As of December 31,
$ in thousands	2024	2023
Assets:
Prepaid expenses and other current assets	—	47
Current assets held for sale	—	47

Other assets	—	454
Long-term assets held for sale	—	454
Loss on classification to held for sale	—	(501)
Assets held for sale	—	—

Liabilities:
Accounts payable	—	21
Accrued expenses	—	462
Current liabilities held for sale	—	483

Liabilities held for sale	—	483

Financial results from discontinued operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2024	2023
Revenue	$—	$4,223
Cost of revenue - services and other (exclusive of depreciation and amortization)	—	(4,436)
Selling, general and administrative	—	(3,388)
Merger and other costs	—	(684)
Gain on asset disposal	—	4,162
Loss on assets classified as held for sale	—	(501)
Other (loss) income, net	—	(179)
Pretax loss of discontinued operations	—	(803)
Provision for (benefit from) income taxes	—	(332)
Loss from discontinued operations, net of tax	$—	$(471)

The Company’s effective income tax rate from discontinued operations for the years ended December 31, 2024 and 2023 was 0%.

South Carolina Facility

In September 2024, the Company entered into a letter of intent to sell the remaining land it owns in Spartanburg, South Carolina and in November 2024 entered into a definitive agreement to sell. The South Carolina Facility, with a carrying value of $7.2 million, is presented as long-term assets held for sale as of December 31, 2024.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

$ in thousands	Estimated Useful Lives	December 31, 2024	December 31, 2023
Plant infrastructure	10 years	$1,522	$1,367
Miners	3 years	36,182	32,195
Miner facility infrastructure	10 years	13,227	8,154
Land	N/A	1,952	7,679
Equipment	5 years	45	45
Construction in process	N/A	1,834	6,229
		54,762	55,669
Less: Accumulated depreciation		(24,463)	(10,574)
		$30,299	$45,095
Total depreciation expense was $13.5 million and $13.6 million for the years ended December 31, 2024 and 2023, respectively.
Mississippi Expansion
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, which the Company financed with cash on hand.
Sale of Equipment
During the year ended December 31, 2024, Greenidge sold construction in process assets with a carrying value of $3.7 million for proceeds of $3.1 million resulting in a loss on the sale of assets of $0.6 million.

Sale of South Carolina Facility
As described in Note 1 and Note 3, on November 9, 2023, the Company closed the sale of the South Carolina Facility to complete the deleveraging transaction with NYDIG. In exchange for the sale to NYDIG of the upgraded 44 MW South Carolina mining facilities and the subdivided real estate of approximately 22 acres of land, the Company received total consideration of $28 million, as follows:
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
The Company recognized a gain on the sale of the South Carolina Facility of $8.2 million during the year ended December 31, 2023.
Following the completion of the South Carolina Facility sale, the Company continued to own approximately 152 acres of land in South Carolina, which was classified as Held for Sale as of December 31, 2024. On November 27, 2024, the Company entered into a definitive agreement to sell the remaining 152-acres to Data Journey LLC ("Data Journey") for $12.1 million in cash and an 8% profit participation in the property's planned data center. We expect the sale to close in 2025.
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
During 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net. The impairment was related to miners no longer viable for operation.
In 2023, the Company performed an impairment assessment of the remaining real estate assets in South Carolina, which included the land and the original building which was classified as construction in process as it was not used in cryptocurrency mining. The impairment assessment was performed using a market approach. An impairment charge of $4.0 million was recorded for the year ended December 31, 2023, which was the remaining value of the building which was determined to no longer be recoverable.
5. DEBT
The following table provides information on the Company's financing agreements:

$ in thousands					As of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	December 31, 2024	December 31, 2023
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	72,200	68,541	72,200
Total Debt					68,541	72,200
Less: Debt discount and issue costs					(473)	(3,490)
Total debt at book value					68,068	68,710
Less: Current portion					—	—
Long-term debt, net of current portion					$68,068	$68,710

The Company incurred interest expense of $7.1 million and $12.7 million during the years ended December 31, 2024 and 2023, respectively, under the terms of these notes payable.
The following table details our interest expense related to the Senior Notes (in thousands):

	December 31, 2024	December 31, 2023
Contractual interest expense	$6,108	$10,048
Amortization of debt discount and issuance costs	974	2,611
Total interest expense	$7,082	$12,659
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
During the fourth quarter of 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 692,433 shares of the Company's Class A common stock with a fair value of $1.62 million in exchange for $3.66 million aggregate principal amount of its Senior Notes, the net of which was recorded as a premium to be amortized over the remaining term of the Senior Notes. The Company concluded the exchanges met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The future undiscounted cash flows of the Senior Notes after the exchanges exceeded the carrying value of the Senior Notes prior to the exchanges. As such, the carrying value of the Senior Notes was reduced by the fair value of the Class A common stock granted and no gain was recognized as a result of the exchanges.
Minimum Future Principal Payments
Minimum future principal payments on debt as of December 31, 2024 were as follows based on the terms of the debt at that date:

$ in thousands
2025	$—
2026	68,541
2027	—
2028	—
Thereafter	—
Total	$68,541

Fair Value Disclosure
The notional value and estimated fair value of the Company's debt totaled $68.5 million and $24.8 million, respectively at December 31, 2024 and $72.2 million and $29.3 million, respectively at December 31, 2023. The notional value does not include unamortized discounts and debt issuance costs of $0.5 million and $3.5 million at December 31, 2024 and 2023, respectively. The estimated fair value of the Bonds Payable, representing the fair value of the Senior Notes, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
6. STOCKHOLDERS’ DEFICIT
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
Holders of Greenidge’s Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of December 31, 2024 are 10,292,233 and 2,733,394, respectively.
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
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC
On July 30, 2024, the Company entered into the Common Stock Purchase Agreement with B. Riley Principal II, an affiliate of B. Riley Principal. Pursuant to the Common Stock Purchase Agreement, the Company has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month period commencing September 24, 2024.
In connection with the Common Stock Purchase Agreement, the Company entered into a registration rights agreement with B. Riley Principal II, pursuant to which the Company agreed to prepare and file a registration statement registering the resale by B. Riley Principal II of those shares of the Company's Class A common stock to be issued under the Common Stock Purchase Agreement. The registration statement became effective on September 24, 2024 (the "Effective Date"), relating to the resale of 7,300,000 shares of Greenidge's Class A common stock in connection with the Common Stock Purchase Agreement.
From the Effective Date through March 25, 2025, Greenidge issued 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, all of which were issued, and net proceeds were received, during the year ended December 31, 2024.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded warrant (the "Pre-Funded Warrant") to purchase 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant was exercised in full during the year ended December 31, 2024. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant ("5-Year Warrant") entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”). The Warrant Shares remained unexercised as of December 31, 2024.
The Pre-Funded Warrant and 5-Year Warrant were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Pre-Funded Warrant at issuance, concluding that its sale price approximated their fair value, and allocated the aggregate net proceeds from the sale proportionately to the 5-Year Warrant and Pre-Funded Warrant, including approximately $2.0 million allocated to the Pre-Funded Warrant and recorded as a component of additional paid-in capital. The Company valued the 5-Year Warrant using the Black-Scholes-Merton option pricing model and recorded as a component of additional paid-in capital with an allocated amount of $2.8 million. By analogy to ASC 505-20-30-3, the Company would have recorded a charge to retained earnings, however, as the Company is in a deficit position it was recorded as a component of additional paid-in capital.
Infinite Reality, Inc. Equity Exchange Agreement
On December 11, 2023, Greenidge entered into an equity exchange agreement (the "Equity Exchange Agreement") with Infinite Reality, Inc. ("Infinite Reality"), pursuant to which, among other things, (i) the Company issued to Infinite Reality a one-year warrant (the "1-Year Warrant") to purchase 180,000 shares of our Class A common stock at an exercise price of $7.00 per share, which expired unexercised on December 11, 2024, and (ii) the Company issued 180,000 shares of our Class A common stock to Infinite Reality. The Company valued the shares issued under the Equity Exchange Agreement using the closing price on December 11, 2023, $4.83 per share, for an aggregate value of $0.9 million.
In exchange for issuing the 1-Year Warrant and Class A common stock, we received (i) a 1-year warrant (the "Infinite Reality Warrant") to purchase 235,754 shares of Infinite Reality's common stock at an exercise price of $5.35 per share, recognized as a derivative asset in the amount of $0.5 million and included in prepaid expenses and other current assets as of December 31, 2023 and (ii) 280,374 shares of Infinite Reality's common stock, recognized as an investment in equity securities and included in Other long-term assets. The Infinite Reality Warrant was automatically exercised on a net settlement basis immediately prior to expiration on December 11, 2024. During the fourth quarter of 2024, Greenidge performed a qualitative assessment of impairment indicators for the shares of Infinite Reality's common stock. An impairment charge of $0.9 million was recorded for the year ended December 31, 2024, which was the entire carrying amount of the Infinite Reality common stock. We have assigned no value to the exercised shares and recognized a loss on the value of the warrants of $0.5 million during the year ended December 31, 2024.
At Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into an At Market Issuance Sales Agreement (the "ATM Agreement") with B. Riley Securities, Inc. ("B. Riley") and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock. Under the ATM Agreement, B. Riley agreed to use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s Class A common stock by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge will pay B. Riley commissions for its services in acting as sales agent, in an amount equal to up to 3.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement on Form S-3 filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through March 25, 2025, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million. Under the ATM Agreement, Greenidge issued no and 3,879,309 shares and received net proceeds of $0.0 million and $18.7 million during the years ended December 31, 2024 and 2023, respectively.
Equity Purchase Agreement with B. Riley Principal Capital, LLC

On September 15, 2021, as amended on April 7, 2022, Greenidge entered into an equity purchase agreement (the "Equity Purchase Agreement") with B. Riley Principal. Pursuant to the Equity Purchase Agreement, Greenidge has the right to sell to B. Riley up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022.
In connection with the Equity Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s Class A common stock to be issued under the Equity Purchase Agreement. The registration statement became effective on April 28, 2022 (the "April 2022 Effective Date"), relating to the resale of 572,095 shares of Greenidge’s Class A common stock in connection with the Equity Purchase Agreement.
From the April 2022 Effective Date to April 28, 2024, Greenidge issued 549,285 shares of Class A common stock to the Investor pursuant to the Equity Purchase Agreement for aggregate proceeds of $8.0 million, net of discounts, of which there were 45,269 shares issued for aggregate proceeds of $1.0 million, net of discounts, from January 1, 2024 through April 28, 2024. The Equity Purchase Agreement automatically terminated pursuant to its terms on April 28, 2024.
Warrants
The following table summarizes the Company's warrant activity:

	Number of warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	180,000	$7.00
Issued	2,070,710	3.20
Exercised	810,205	0.00
Expired	180,000	7.00
Warrants outstanding at December 31, 2024	1,260,505	$5.25
The following table summarizes information about warrants outstanding at December 31, 2024:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Class B Common Stock Conversion
On January 30, 2024 and February 9, 2024, the Company received notices of conversion from holders of its Class B common stock to convert 77,245 and 42,000 shares of Class B common stock, respectively, in exchange for 77,245 and 42,000 shares of Class A common stock, respectively.
Debt Exchange Agreements
During the fourth quarter of 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 692,433 shares of the Company's Class A common stock with a fair value of $1.62 million in exchange for $3.66 million aggregate principal amount of its Senior Notes.

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

	For the Year Ended December 31,
	2024	2023
Numerator
Net loss from continuing operations	$(19,785)	$(29,039)
Loss from discontinued operations, net of tax	—	(471)
Net loss	$(19,785)	$(29,510)

Denominator
Basic weighted average shares outstanding	10,504	6,660
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	10,504	6,660

Net loss per share, basic and diluted:
Net loss per share from continuing operations, basic and diluted	$(1.88)	$(4.36)
Loss per share from discontinued operations, basic and diluted	—	(0.07)
Net loss per share, basic and diluted	$(1.88)	$(4.43)
For the years ended December 31, 2024 and 2023, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (In thousands):

	December 31,
Anti-dilutive securities	2024	2023
Restricted stock awards	131	9
Common shares issuable upon exercise of stock options	482	459
Common shares issuable upon exercise of warrants	1,261	180
Total	1,874	648
8. EQUITY BASED COMPENSATION
Equity Incentive Plans
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (as amended and restated, the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. In November 2024, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan by 700,000 shares of Class A common stock from 883,111 to 1,583,111 shares of Class A common stock. In October 2022, the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock option inducement grants.
RSAs and RSUs
During the year ended December 31, 2024, the Company awarded 392,028 restricted stock awards ("RSAs") and restricted stock units ("RSUs") under the 2021 Equity Plan. RSAs and RSUs are generally granted with an eligible vesting range from upon grant to over a two-year period.
The Company’s unvested RSA and RSU award activity for the year ended December 31, 2024 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	9,116	$62.99
Granted	392,028	$3.88
Vested	(265,451)	$6.85
Forfeited	(4,346)	$3.74
Unvested at December 31, 2024	131,347	$3.31
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. The fair market value of the awards granted totaled $1.5 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively. There was $0.3 million of total unrecognized compensation cost related to unvested restricted stock rights as of December 31, 2024, which is expected to be recognized over a remaining weighted-average vesting period of less than 1 year.
Common Stock Options
During the year ended December 31, 2024, the Company awarded 25,000 options that vest over a two-year period at a rate of 50% per year and are subject to forfeiture restrictions which lapse over time. These were issued from the 2021 Equity Plan. Options granted to officers, employees and consultants expire ten years after the date of grant.
The Company’s stock options activity for the year ended December 31, 2024 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	458,982	$16.59	-
Granted	25,000	$3.00
Forfeited	(266)	$62.50
Expired	(1,224)	$63.52
Outstanding at December 31, 2024	482,492	$15.75	7.9	$—
Exercisable as of December 31, 2024	335,316	$19.07	7.6	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2024 and 2023, the fair market value of the awards granted totaled $0.1 million and $0.5 million, respectively. As of December 31, 2024, there was $0.8 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.4 years.

We determine the fair value of each grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions relating to the valuation of stock options granted for the year ended December 31, 2024 and 2023 were as follows:

	2024	2023
Weighted average exercise price of options granted	$3.00	$4.94
Expected volatility	109%	211%
Expected term (years)	5.6	10.0
Risk-free interest rate	4.5%	4.5%
Expected dividend yield	0.0%	0.0%
On April 26, 2024, the Company entered into a Release Agreement with a former executive officer to allow for an acceleration of vesting of remaining unvested options and extended post termination exercise period. The stock option modification resulted in $0.2 million of incremental compensation cost during the year ended December 31, 2024, which was calculated using the Black-Scholes option-pricing model. The following assumptions were used for the Black-Scholes valuation: risk-free rate of 4.67%, expected life of 8.46 years, exercise price of $13.20, annualized volatility of 133.96%, and a dividend rate of 0.0%.
Stock-based Compensation
The Company recognized stock-based compensation expense of $2.2 million and $2.3 million during the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

9. INCOME TAXES
The components of loss from continuing operations before the benefit from income taxes are as follows:

	For the Year Ended December 31,
$ in thousands	2024	2023
Domestic	$(19,854)	$(29,039)
Foreign	—	—
Total	$(19,854)	$(29,039)

The components of the benefit from income taxes from continuing operations consist of the following:

	For the Year Ended December 31,
$ in thousands	2024	2023
Current tax provision:
Federal	$—	$—
State	(69)	—
Foreign	—	—
Total current tax benefit	(69)	—
Deferred tax provision:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total benefit from income taxes	$(69)	$—
A reconciliation of the amounts at U.S. federal statutory tax rate to the Company’s effective tax rate for continuing operations is as follows:

	For the Year Ended December 31,
$ in thousands	2024	2023
Benefit at federal statutory rate	$(4,170)	$(6,248)
State income taxes, net of federal tax benefits	(301)	—
Change in valuation allowance	4,430	(13,002)
Other, net	(28)	19,250
Benefit from income taxes	$(69)	$—
The Company’s effective tax rate of 0.35% for the year ended December 31, 2024 was lower than the U.S. federal statutory income tax rate of 21% primarily due to a change in the valuation allowance and state taxes.
The Company’s effective tax rate of 0.0% for the year ended December 31, 2023 was lower than the U.S. federal statutory income tax rate 21% primarily due to a change in the valuation allowance and state taxes.

Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31,
$ in thousands	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$38,263	$40,132
Intangibles	656	960
Stock-based compensation	765	740
Capitalized costs	6,179	7,484
Interest Expense Limitation Carryforward	8,024	7,035
Environmental liabilities	4,184	4,492
Fixed Assets	594	—
Other	4,085	3,908
Gross deferred tax assets	62,750	64,751
Less: valuation allowance	(62,285)	(63,681)
Deferred tax assets, net	465	1,070

Deferred tax liabilities:
Investment in partnership	—	—
Property and equipment	—	(1,070)
Other	(465)	—
Deferred tax liabilities	(465)	(1,070)
Total net deferred tax assets	$—	$—
As of December 31, 2024, the Company had net operating loss carryforwards ("NOL") of approximately $159.6 million for U.S. federal income purposes, of which $1.4 million begins to expire in 2025. The Company also had net operating loss carryforwards for state income tax purposes of approximately $94.3 million, which begin to expire in 2025. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year.
Of the total federal NOLs, $58.4 million were acquired with Support.com, Inc. in 2021 and are subject to Section 382 limitation. Utilization of the Company's net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will limit utilization of certain acquired net operating loss and tax credit carryforwards of Support.com and may defer the realization of the tax benefit associated with the acquired tax attributes from Support.com. The Company has ended all Support.com operations as of December 31, 2023; however, we continue to retain the existing domestic tax positions of Support.com.

In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding the Company’s forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. To the extent the Company does not consider it is more likely than not that a deferred tax asset will be recovered, valuation allowance is established. On the basis of this evaluation, as of December 31, 2024, the Company recorded a full valuation allowance on its net deferred tax assets of $62.3 million, as it did not meet the more likely than not threshold required under ASC 740-10-30. The main form of negative evidence is the three-year cumulative losses.

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

The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the benefit from income taxes. As of December 31, 2024, the Company has not recorded any amounts for unrecognized tax benefits. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next 12 months.
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
Title V Air Permit Renewal Litigation
In late June 2022, the New York State Department of Environmental Conservation ("NYSDEC") announced its denial of the Title V Air Permit renewal for the New York Facility. The Company filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling with respect to the status of the parties and certain issues to be adjudicated in the hearing. The Company submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, the Company's interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of the Company's Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7, which rendered NYSDEC’s decision final for purposes of seeking judicial review. On August 15, 2024, the Company filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules against NYSDEC in New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC's denial of the Company's renewal application for the New York Facility, including, among other things, to (i) annul NYSDEC's June 2022 denial of the Company's renewal application and the May 8, 2024 affirmation of such denial by NYSDEC's Regional Director for Region 7; (ii) issue certain declaratory judgments with respect to NYSDEC's interpretation of the New York Climate Leadership and Community Protection Act on which the denial of the Company's renewal application was predicated; and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations. On August 20, 2024, the Company submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the New York Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court which occurred in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge need not (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024 (the "November 1 Stay"). On October 29, 2024, a hearing was held before the Court and a stipulation on the record was entered into between the Company and NYSDEC, agreeing to extend the November 1 Stay through November 14, 2024 (the “November 14 Stay”).
On November 14, 2024, the Court issued a decision (the “November 14 Decision”) on the Article 78 proceeding (i) annulling the denial of the Renewal Application and NYSDEC’s order to shut down the New York Facility; (ii) finding that, in utilizing its authority to issue the denial of the Renewal Application, NYSDEC acted in a manner that was both affected by errors of law and arbitrary and capricious; and (iii) remanding the matter to NYSDEC for further proceedings consistent with the November 14 Decision. On December 13, 2024, the Company filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department (the “Fourth Department”), appealing the November 14 Decision to the extent that the Court: (i) erred in holding that NYSDEC had the authority to deny the

Renewal Application pursuant to Section 7(2) of the CLCPA and Part 621 of Title 6 of the New York Code of Rules & Regulations; (ii) failed to define the term “statement of justification” or declare the scope of analysis required by that Section 7(2) requirement, which definition and scope was a critical component of Greenidge’s Article 78 challenge of NYSDEC’s Final Decision, and was included in Greenidge’s request for declaratory judgment; (iii) erred in holding that the analytical framework required by Section 7(2) of the CLCPA can be compartmentalized, such that NYSDEC need not even consider mitigation proposals with respect to its inconsistency analysis or as to the purported “justification” element of the CLCPA; and (iv) erred in finding that NYSDEC’s determination, that approving the Renewal Application would be inconsistent with the CLCPA, was rational. Prior to that time, on December 9, 2024, the Administrative Law Judge (“ALJ”) assigned to the Greenidge administrative proceedings before NYSDEC’s Office of Hearings and Mediation Services (“OHMS”) notified the parties of its intent to hold a status conference given the Court’s remittance of the matter back to the Department., which was held on December 16, 2024. On December 19, 2024, the Company submitted a motion by Order to Show Cause to the Court requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which was denied on January 24, 2025. On January 27, 2025, the Company submitted a motion by Order to Show Cause to the Fourth Department requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which motion was denied on February 24, 2025. On February 7, 2025, the Company submitted a renewed appeal of the Issues Ruling to NYSDEC’s Commissioner, and further appealed the ALJ’s determination that the Renewal Application must proceed to an adjudicatory hearing rather than revert back to NYSDEC Staff. As the Company believes NYSDEC Regional Director’s May 8, 2024 decision failed to reach the merits of our initial appeal of the Issues Ruling on November 13, 2023, several issues raised by Greenidge in such appeal were never reached and left unaddressed in advance of the ALJ’s decision to continue the administrating proceeding with respect to the Renewal Application. The decision on such renewed appeal has yet to be determined.
The legal and administrative challenges with respect to the Renewal Application have, and will continue, to cause the Company to incur additional costs and result in the diversion of management attention, which could adversely affect the Company's business, financial condition and results of operations. The Company expects that the judicial proceedings related to the challenge of NYSDEC’s denial of the Company's Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that the Company's efforts will be successful. The Company's inability to succeed in securing a renewal of the Company's Title V Air Permit for the New York Facility could have a material adverse effect on the Company's business, financial condition, and operating results, and its ability to meet its long-term debt obligations. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.
Environmental Liabilities
The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company's property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million and $17.3 million as of December 31, 2024 and 2023, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $13.4 million and $12.9 million as of December 31, 2024 and 2023, respectively, which includes a charge of $0.5 million and $2.4 million for the years ended December 31, 2024 and 2023, respectively, related to a remeasurement increase. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.3%.
Commitments

The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months' notice after the initial 10-year period.
11. RELATED PARTY TRANSACTIONS
As of December 31, 2024, Atlas and its affiliates control 72.1% of the voting power of our outstanding capital stock. As a result, we are a "controlled company" within the meaning of Nasdaq’s corporate governance standards.
Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2024 and 2023, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2024 and 2023, payable to Empire Pipeline Incorporated ("Empire") in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
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
Mississippi Expansion
On April 10, 2024, a subsidiary of the Company acquired a parcel of land, including industrial warehouse space, from a subsidiary of Motus, which is a portfolio company of private investment funds managed by Atlas, a related party of the Company. For additional information, see Note 4, Property and Equipment, Net.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. There were no amounts reimbursed by Greenidge during 2024. The amount of costs reimbursed by Greenidge during 2023 was $0.2 million.
12. CONCENTRATIONS
The Company has a single hosting services customer that accounted for 50% and 56% of the company's revenue for the year ended December 31, 2024 and 2023, respectively.
For the Company's self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 32% and 33% of total revenue for the year ended December 31, 2024, and 2023, respectively.
The Company has one major power customer, NYISO, that accounted for 18% and 9% of its revenue for the years ended December 31, 2024 and 2023, respectively.
The Company has one natural gas vendor that accounted for approximately 37% and 27% of cost of revenue for the years ended December 31, 2024 and 2023, respectively.

The Company previously had one major provider of hosting services for its self-mining operation that accounted for approximately 9% and 18% of cost of revenue for the year ended December 31, 2024 and 2023. During the year ended December 31, 2024, the contract with the Company’s major provider of hosting services for its self-mining operation was terminated.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract Liabilities
At time, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented in the Consolidated Balance Sheets.
Changes in the Contract liability balance for the year ended December 31, 2024 are as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2023	$—
Revenue recognized	—
Deposits received	2,339
Balance as of December 31, 2024	$2,339

The following table provides additional details of Prepaid expenses and other assets:

	As of December 31,
$ in thousands	2024	2023
Prepaid insurance	$1,279	$2,818
Electric deposits	588	—
Warrant Asset	—	477
Other prepaid expenses	750	569
Prepaid expenses and other assets	$2,617	$3,864

The Company had the following noncash investing and financing activities:

	For the year ended December 31,
$ in thousands	2024	2023
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$22	$—
Property and equipment purchases in accounts payable	108	813
Common stock issued for amendment fee to lender	—	1,000
Subscription receivable in exchange for issuance of common stock	—	698
Exchange of assets for reduction in debt	—	71,755
Exchange of coupons for reduction in debt	—	1,152
Exchange of equipment deposits for reduction in debt	—	7,381
Accrued interest added to debt principal	—	1,212
Common stock issued in exchange for equity interest	—	869
Warrant issued in exchange for warrant asset	—	477
Common stock issued in exchange for reduction in debt	1,616	—
Right-of-use asset obtained in exchange for operating lease liability	156	—

The following table provides supplemental cash flow information for cash paid for interest:

	For the Year Ended December 31,
$ in thousands	2024	2023
Cash paid for interest	$6,153	$8,140
Under the contract with its hosting provider, the Company was required to maintain cash in a restricted account sufficient to cover earned but unpaid hosting services. At December 31, 2023, this account had $1.2 million of cash designated for payment of such services. During 2024, the Company terminated the contract with the hosting provider. Therefore, the Company had no restricted cash at December 31, 2024.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the year ended December 31, 2024, the Company recognized $2.8 million of variable lease costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation) in the consolidated statements of operations and comprehensive loss.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a right-of-use asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement in August 2024.

14. DIGITAL ASSETS
The following table presents our bitcoin holdings as of December 31, 2024 and 2023 (in thousands, except bitcoin held):

	December 31,
Digital assets holdings	2024	2023
Number of bitcoin held	74.5	8.7
Carrying basis of bitcoin	$5,523	$347
Fair Value of bitcoin	$6,950	$369
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities. The carrying amount for the 8.7 bitcoin held as of December 31, 2023 was determined on the "cost-less-impairment" basis prior to the adoption of ASU 2023-08.
The following table represents a reconciliation of the fair values of our digital assets (in thousands):

Digital assets:	Year Ended December 31, 2024
Beginning balance at fair value	$369
Additions	19,061
Dispositions	(14,634)
Gain on digital assets	2,154
Ending balance	$6,950
All additions of digital assets were the result of bitcoin generated by the Company's Cryptocurrency Mining operations. All dispositions of digital assets were the result of sales on the open market to fund Company operations.
The Company recognized realized gains on the sale of digital assets of $0.7 million for the year ended December 31, 2024.

The Company's bitcoin holdings are not subject to contractual sale restrictions. As of December 31, 2024, the Company held no other digital assets.
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
As of December 31, 2024 and 2023, the carrying amount of accounts receivable, prepaid expenses and other assets, income tax receivable, emissions and carbon offset credits, income tax receivable, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and current other assets:
Warrant asset	$—	$—	$477	$477

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,950	$—	$—	$6,950
Warrant Asset
The fair value of the warrant asset was estimated by utilizing a Black-Scholes-Merton option pricing model. The inputs into the Black-Scholes-Merton option pricing model included significant unobservable inputs. The following table provides quantitative information regarding the Level 3 fair value inputs (see Note 6, "Stockholders' Deficit" for additional information):

December 31, 2023
Stock price	$4.83
Risk-free interest rate	5.14%
Volatility	172.64%
Remaining term (in years)	1.00
Expected dividend yield	—%
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
During the year ended December 31, 2024 and 2023, the Company recognized impairment charges of $0.2 million and $4.0 million, respectively, of property and equipment, net.

16. SEGMENT REPORTING

The Company has one reportable segment. The Datacenter Operations segment primarily derives revenue through datacenter hosting, crypto-currency self-mining, and power and capacity sales. The Company's chief operating decision maker is collectively the Chief Executive Officer and the President. They assess the performance of the segment and decide how to allocate resources based on segment gross profit and net income. The metrics are used to evaluate the investment in the expansion of new datacenters or other uses such as the continued deleveraging of the Company. Gross profit and net income is used to monitor budget versus actual results.

	Years Ended December 31,
$ in thousands	2024	2023
Segment revenue	$59,533	$70,388
Less:
Natural Gas Expense	16,168	14,469
Electricity for Mining Expense	3,044	10,756
Emissions Expense	8,676	6,480
Hosting Fee Expense	3,428	7,374
Other Cost of Revenue (a)	9,792	11,926
Segment gross profit	$18,425	$19,383

Depreciation	13,471	13,602
Selling, general and administrative	17,294	26,167
Impairment of equity securities	869	—
Loss (gain) on sale of assets	641	(9,903)
Impairment of long-lived assets	169	4,000
Remeasurement of environmental liability	453	2,409
Interest expense, net	7,082	12,659
Change in fair value of warrant asset	477	—
Gain on digital assets	(2,154)	—
Gain on sale of digital assets	—	(512)
Other income, net	(23)	—
Benefit from income taxes	(69)	—
Segment net loss	$(19,785)	$(29,039)

Reconciliation of consolidated net loss
Loss from discontinued operations, net of tax	—	(471)
Net loss	$(19,785)	$(29,510)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses
17. SUBSEQUENT EVENTS
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement as of January 24, 2025, that as consideration for Atlas' continued credit support with respect to the letters of credit mentioned in Related Party Transactions totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which Interest Payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas, with the total cumulative shares not to exceed 19.99% of the sum of the number of Class A Shares and shares of Class B common stock. Subsequent payments will then be made in cash. In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment.
Delisting Notice

On March 26, 2025, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based on the staff’s review of the market value of publicly held shares (the “MVPHS”) of the Company’s Class A common stock, for 30 consecutive business days, the Company no longer complied with Nasdaq’s minimum MVPHS requirement of at least $15,000,000 for continued listing on The Nasdaq Global Select Market. The notice provided that the Company had 180 days, or until September 22, 2025, to regain compliance with the minimum MVPHS requirement for 10 consecutive business days.
Debt Exchange Agreements
From January 1, 2025 through the date of this filing, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company's Class A common stock, in exchange for $1.8 million aggregate principal amount of its 8.50% Senior Notes due October 2026.