Form 10-K/A
period 2024-12-31
Greenidge Generation Holdings Inc.
filed 2025-04-21
CIK 1844971

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Greenidge Generation Holdings Inc. (the “Company,” “we,” “us,” or “our”) for the year ended December 31, 2024 (the “Original Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (“Original Filing Date”). This Amendment is being filed solely to supplement the Exhibit Index contained in Item 15(a) of Part IV of the Original Form 10-K to include Exhibit 19.1, the Company’s insider trading policy, and Exhibit 97.1, the Company’s recovery of erroneously awarded compensation policy, which were inadvertently omitted in the Original Form 10-K.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Form 10-K and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) are attached to this Amendment as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including new certifications under Section 906 of SOX as no financial statements are being filed with this Amendment.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of this Annual Report:
1.Consolidated Financial Statements
The information set forth under “Consolidated Financial Statements” in Item 15 of the Original Form 10-K is hereby incorporated by reference.
2.Consolidated Financial Statement Schedules
The information set forth under “Consolidated Financial Statement Schedules” in Item 15 of the Original Form 10-K is hereby incorporated by reference.
3.Exhibits
The exhibits listed in the following Exhibit Index are filed or furnished with or incorporated by reference in this Amendment.
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

4.3	Form of 8.50% Senior Note due 2026 (included as Exhibit A to Exhibit 4.2 above).
4.4	Description of Registrant's Securities (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed on March 31, 2025).
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

19.1	Insider Trading Policy of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 9, 2024).
21.1	Subsidiaries of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2025).
23.1	Consent of MaloneBailey LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 31, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on March 31, 2025).

32.2**
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on March 31, 2025).

97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 10, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
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

GREENIDGE GENERATION HOLDINGS INC.

Date: April 21, 2025	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer

9