Form 10-Q
period 2025-03-31
Greenidge Generation Holdings Inc.
filed 2025-05-15
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number: 001-40808
________________________________
Greenidge Generation Holdings Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1159 Pittsford-Victor Road, Suite 240 Pittsford, New York	14534
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 536-2359
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	GREE	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2025, the registrant had 12,705,321 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” “would” “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders, are forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash	$4,879	$8,619
Digital assets	8,405	6,950
Accounts receivable	423	1,493
Prepaid expenses and current other assets	2,061	2,617
Emissions and carbon offset credits	4,748	7,124
Total current assets	20,516	26,803
LONG-TERM ASSETS:
Property and equipment, net	27,153	30,299
Other long-term assets	1,861	569
Long-term assets held for sale	7,184	7,184
Total assets	56,714	64,855
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	3,514	3,850
Accrued emissions expense	7,166	8,668
Accrued expenses	3,526	4,232
Short-term environmental liability	250	250
Contract liability	—	2,339
Related party payables	135	—
Total current liabilities	14,591	19,339
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	67,170	68,068
Environmental liabilities	30,432	30,432
Other long-term liabilities	2,763	2,770
Total liabilities	114,956	120,609
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 14,725,374 and 13,025,627 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	337,058	334,330
Cumulative translation adjustment	—	(348)
Accumulated deficit	(395,301)	(389,737)
Total stockholders' deficit	(58,242)	(55,754)
Total liabilities and stockholders' deficit	$56,714	$64,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE:
Datacenter hosting	$5,829	$9,112
Cryptocurrency mining	4,226	6,999
Power and capacity	9,187	3,037
EPCM consulting services	—	185
Total revenue	19,242	19,333
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	6,191	7,018
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	3,082	3,671
Cost of revenue - power and capacity (exclusive of depreciation)	5,725	1,546
Cost of revenue - EPCM consulting services (exclusive of depreciation)	—	83
Selling, general and administrative	2,776	5,393
Depreciation	3,131	3,234
Impairment of long-lived assets	—	169
Loss (gain) on digital assets	988	(59)
Loss on sale of assets	137	—
Gain on insurance proceeds	(399)	—
Total operating costs and expenses	21,631	21,055
Operating loss	(2,389)	(1,722)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(2,855)	(1,802)
Change in fair value of warrant asset	—	(420)
Loss on liquidation of subsidiary	(348)	—
Other income, net	18	—
Total other expense, net	(3,185)	(2,222)
Loss from operations before income taxes	(5,574)	(3,944)
Benefit from income taxes	(10)	—
Net loss	$(5,564)	$(3,944)

Comprehensive Loss
Net Loss	(5,564)	(3,944)
Foreign currency translation adjustment	—	(3)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	$348	$—
Comprehensive loss	$(5,216)	$(3,947)

Net loss per share, basic and diluted	$(0.40)	$(0.42)

Weighted average shares outstanding, basic and diluted	13,938	9,494
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	13,025,627	$1	$334,330	$—	$(348)	$(389,737)	$(55,754)
Stock-based compensation expense	—	—	543	—	—	—	543
Issuance of shares in connection with Equity Interest Payment Agreement	752,742	—	1,370	—	—	—	1,370
Restricted shares award issuance	303,549	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	643,456	—	815	—	—	—	815
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	(5,564)	(5,564)
Balance at March 31, 2025	14,725,374	1	337,058	—	—	(395,301)	(58,242)

Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	1	327,401	—	(348)	(373,896)	(46,842)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES FROM OPERATIONS:
Net loss	$(5,564)	$(3,944)
Adjustments to reconcile net loss from operations to net cash flow from operating activities:
Depreciation	3,131	3,234
Change in fair value of warrant asset	—	420
Amortization of debt issuance costs	(83)	261
Impairment of long-lived assets	—	169
Loss on sale of assets	137	—
Stock-based compensation expense	543	1,070
Revenues from digital assets production	(4,226)	(6,999)
Proceeds from sale of digital assets	—	7,104
Loss (gain) on digital assets	988	(59)
Gain on insurance proceeds	(399)	—
Loss on liquidation of foreign subsidiary	348	—
Changes in operating assets and liabilities:
Accounts receivable	1,070	(216)
Emissions and carbon offset credits	2,376	(6,258)
Prepaids and other assets	556	626
Accounts payable	(262)	(317)
Accrued emissions	(1,502)	1,736
Accrued expenses	(707)	(1,850)
Contract liabilities	(2,339)	—
Related party payable	1,505	—
Other	(1,298)	(38)
Net cash flow used for operating activities	(5,726)	(5,061)
INVESTING ACTIVITIES FROM OPERATIONS:
Purchases of and deposits for property and equipment	(902)	(1,332)
Proceeds from sale of assets	706	380
Proceeds from insurance claim	399	—
Proceeds from sale of digital assets	1,783	—
Net cash flow provided by (used for) investing activities	1,986	(952)
FINANCING ACTIVITIES FROM OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	—	1,038
Proceeds from issuance of common stock and pre-funded warrants	—	6,000
Net cash flow provided by financing activities	—	7,038
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,740)	1,025
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	8,619	13,312
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - end of period	$4,879	$14,337
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc., together with its subsidiaries (collectively, "Greenidge" or the "Company") owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in Torrey, New York (the "New York Facility") and Columbia, Mississippi (the "Mississippi Facility"), and operates a facility under a lease in Underwood, North Dakota (the "North Dakota Facility"). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by the Company, which may be operated at the Company's sites or at third-party hosting sites through short-term hosting agreements. The Company also owns and operates a 106 megawatt ("MW") power facility that is connected to the New York Independent System Operator ("NYISO") power grid. In addition to the electricity used "behind the meter" by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles for complete financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of the Company in its 2024 Annual Report on Form 10-K.
Liquidity

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These losses were primarily the result of challenging bitcoin mining economics beginning in 2022, driven by increased energy prices and a significant decline in bitcoin prices. While the recovery in bitcoin prices and a reduction in energy costs have since improved mining economics, these gains have been partially offset by increased mining difficulty and by the April 19, 2024 halving, which reduced miner rewards. The existence of these factors beginning in 2022 raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company believes this substantial doubt is alleviated by management’s plans, which include relying on existing cash and cash equivalents, together with digital assets, cash generated from operations and the proceeds from the pending sale of the remaining 152 acres in Spartanburg, South Carolina (the "South Carolina Land") owned by us, to fund its operations and satisfy its current obligations through the next 12 months.

Management has taken certain actions since 2022 to improve the Company’s liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. On November 27, 2024, the Company entered into a definitive agreement to sell the South Carolina Land for $12.1 million in cash and an 8% profit participation interest in the property’s planned data center. The closing of the sale is in process and expected to close in 2025.
However, the Company’s projected operating cash flows are not sufficient in the long-term to meet the existing long-term debt obligations.
The Company is considering various items to address the long-term debt obligations, including the retirement or purchase of its outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 692,433 shares of the Company’s Class A common stock, in exchange for $3.7 million aggregate principal amount of its 8.50% Senior Notes due October 2026 (the "Senior Notes"). During the first quarter of 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company's Class A common stock in exchange for $1.8 million aggregate principal amount of its Senior Notes. From April 1, 2025 through the date of this filing, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 599,000 shares of the Company's Class A common stock and agreed to pay $1.9 million in cash in exchange for $6.5 million aggregate principal amount of the Senior Notes.

The Company’s operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the sale of the South Carolina Land classified as held for sale and any inability to close on a sale of that facility will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate the Company’s facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see Note 10), may have an adverse impact on its ability to meet cash flow forecasts.

While the Company believes it will be successful in its efforts to improve liquidity, which will allow it to meet its financial commitments for at least the next 12 months, there can be no assurance that these efforts will be successful.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2024.
There have been no material changes to the significant accounting policies, except as described herein, for the three months ended March 31, 2025.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use ("ROU") asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As the rate implicit in the lease is not readily available, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
The Company leases property for its corporate office and a land used in cryptocurrency mining operations. Leases are categorized into two asset classes: corporate real estate and land - cryptocurrency mining. For the corporate real estate asset class, the Company has elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Lease payments included in the measurement of the lease liability comprise fixed payments. Variable lease payment amounts, such as increases in lease payments based on changes in usage, are not included in the measurement of the ROU asset or lease liability and are expensed as incurred. See Note 10, "Commitments and Contingencies" for additional information.

Recent Accounting Pronouncements, Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain costs and expenses specified in the updated guidance to provide enhanced transparency into aggregate amounts presented on the Consolidated Statements of Operations and Comprehensive Loss. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. This guidance becomes effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.
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
Recent Accounting Pronouncements, Adopted
In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Subtopic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends the Accounting Standards Codification to remove the text of SEC Staff Bulletin ("SAB") 121: Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and has not had an impact on the Company’s financial statements.

3. ASSETS HELD FOR SALE

On November 27, 2024, the Company entered into a definitive agreement to sell the South Carolina Land to Data Journey LLC ("Data Journey") for $12.1 million in cash and an 8% profit participation in the property's planned data center. The Company expects the sale to close in 2025. The South Carolina land, with a carrying value of $7.2 million, is presented as long-term assets held for sale as of March 31, 2025 and December 31, 2024.
4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at March 31, 2025 and December 31, 2024:

$ in thousands	Estimated Useful Lives	March 31, 2025	December 31, 2024
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	37,605	36,182
Miner facility infrastructure	10 years	13,295	13,227
Land	N/A	1,952	1,952
Equipment	5 years	45	45
Construction in process	N/A	328	1,834
		54,747	54,762
Less: Accumulated depreciation		(27,594)	(24,463)
		$27,153	$30,299

Total depreciation expense was $3.1 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively.
Mississippi Expansion
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, which the Company financed with cash on hand.
Sale of Equipment

During the three months ended March 31, 2025, Greenidge sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million resulting in a loss on the sale of assets of $0.1 million.
Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. There were no triggering events identified as of March 31, 2025.
During the three months ended March 31, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net. The impairment was related to miners no longer viable for operation.
5. DEBT
The following table provides information on the Company’s debt agreements:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	March 31, 2025	December 31, 2024
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$66,710	$68,541
Total Debt					66,710	68,541
Less: Debt premium (discount) and issue costs					460	(473)
Total debt at book value					67,170	68,068
Less: Current portion					—	—
Long-term debt, net of current portion and deferred financing fees					$67,170	$68,068
The Company incurred interest expense of $1.4 million and $1.8 million during the three months ended March 31, 2025 and 2024, respectively, under the terms of these notes payable.
The following table details our interest expense related to the Senior Notes (in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Contractual interest expense	$1,431	$1,534
Amortization of debt (premium) discount and issuance costs	(81)	268
Total interest expense	$1,350	$1,802

Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of the Senior Notes pursuant to the Company’s registration statement on Form S-1. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Senior Notes trade on the Nasdaq Global Select Market under the symbol "GREEL."
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
During the first quarter of 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company's Class A common stock. The shares of the Company's Class A common stock were issued with an aggregate fair value of $0.8 million in exchange for $1.8 million aggregate principal amount of the Senior Notes, the net of which was recorded as a premium to be amortized over the remaining term of the Senior Notes. The Company concluded the exchanges met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The future undiscounted cash flows of the Senior Notes after the exchanges exceeded the adjusted carrying value of the Senior Notes prior to the exchanges. As such, the carrying value of the Senior Notes was reduced by the fair value of the Class A common stock granted and no gain was recognized as a result of the exchanges.
Minimum Future Principal Payments
Minimum future principal payments on debt at March 31, 2025 were as follows:

$ in thousands
Remainder of 2025	$—
2026	66,710
2027	—
2028	—
2029	—
Total	$66,710
Fair Value Disclosure
The notional value and estimated fair value of the Company’s debt totaled $66.7 million and $17.8 million, respectively at March 31, 2025 and $68.5 million and $24.8 million, respectively at December 31, 2024. The notional value does not include unamortized debt premium of $0.5 million and unamortized discounts and debt issuance costs $0.5 million at March 31, 2025 and December 31, 2024, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Senior Notes, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
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

The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(5,564)	$(3,944)
Denominator
Basic weighted average shares outstanding	13,938	9,494
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	13,938	9,494

Net loss per share, basic and diluted:
Net loss per share, basic and diluted	$(0.40)	$(0.42)
For the three months ended March 31, 2025 and 2024, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

Anti-dilutive securities	March 31, 2025	March 31, 2024
Restricted stock units	186	132
Common shares issuable upon exercise of stock options	478	458
Common shares issuable upon exercise of warrants	1,261	2,251
Total	1,925	2,841
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
RSAs and RSUs
Restricted stock awards ("RSAs") and restricted stock units ("RSUs") are generally granted with an eligible vesting range from upon grant to over a two-year period.

The Company’s unvested RSA and RSU award activity for the three months ended March 31, 2025 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	131,347	$3.31
Granted	357,803	$0.86
Vested	(303,549)	$1.30
Unvested at March 31, 2025	185,601	$1.88
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2025, there was approximately $0.3 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.35 years.
Common Stock Options
The Company’s common stock options activity for the three months ended March 31, 2025 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	482,492	$15.75
Expired	(4,138)	$62.50
Outstanding at March 31, 2025	478,354	$15.34	7.69	$—
Exercisable as of March 31, 2025	331,178	$18.53	7.45	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2025, there was approximately $0.6 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.11 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.5 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three months ended March 31, 2025 and 2024 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter.

9. STOCKHOLDERS’ DEFICIT
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC
On July 30, 2024, Greenidge entered into a common stock purchase agreement (the "Common Stock Purchase Agreement") with B. Riley Principal Capital II, LLC ("B. Riley Principal II"), an affiliate of B. Riley Principal. Pursuant to the Common Stock Purchase Agreement, Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month period commencing September 24, 2024.
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
From the Effective Date through March 31, 2025, Greenidge issued 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, of which no shares were issued during the three months ended March 31, 2025.
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
From October 1, 2022 through March 31, 2025, Greenidge issued 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued during the three months ended March 31, 2025.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the "Armistice SPA") with Armistice Capital Master Fund Ltd. ("Armistice"). Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the year ended December 31, 2024, which resulted in the issuance of 810,205 Class A shares of common stock. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant (the "Armistice Warrant") entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”). The Warrant Shares remained unexercised as of March 31, 2025.
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
Warrants
There was no activity for warrants issued by the Company during the three months ended March 31, 2025.
The following table summarizes information about warrants outstanding at March 31, 2025:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Debt Exchange Agreements
During the first quarter of 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company's Class A common stock. The shares of the Company's Class A common stock were issued with an aggregate fair value of $0.8 million in exchange for $1.8 million aggregate principal amount of its Senior Notes.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement as of January 24, 2025, pursuant to which and as consideration for Atlas Holdings LLC's, our controlling shareholder and a related party (collectively with its affiliates, "Atlas"), continued credit support with respect to the letters of credit mentioned in Note 12, "Related Party Transactions," totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on the Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%. In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million, which was recognized as interest expense in the consolidated statement of operations and comprehensive loss.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters

From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company’s business. Except as otherwise disclosed in this Note 10, "Commitments and Contingencies—Legal Matters", including, without limitation, the subsection titled "Title V Air Permit Renewal Litigation," the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.
Title V Air Permit Renewal Litigation

In late June 2022, the New York State Department of Environmental Conservation ("NYSDEC") announced its denial of the Title V Air Permit renewal for the Company's New York Facility. The Company filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision. In September 2023, the administrative law judge presiding over the hearing issued a ruling (the "Issues Ruling") with respect to the status of the parties and certain issues to be adjudicated in the hearing. The Company submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, the Company's interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of the Company's Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7 (the "Regional Director"), which rendered NYSDEC’s decision final for purposes of seeking judicial review. On August 15, 2024, the Company filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules against NYSDEC in New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC's denial of the Company's renewal application for the New York Facility, including, among other things, to (i) annul NYSDEC's June 2022 denial of the Company's renewal application and the May 8, 2024 affirmation of such denial by the Regional Director; (ii) issue certain declaratory judgments with respect to NYSDEC's interpretation of the New York Climate Leadership and Community Protection Act on which the denial of the Company's renewal application was predicated; and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations. On August 20, 2024, the Company submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the New York Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court which occurred in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge need not (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024 (the "November 1 Stay"). On October 29, 2024, a hearing was held before the Court and a stipulation on the record was entered into between the Company and NYSDEC, agreeing to extend the November 1 Stay through November 14, 2024 (the “November 14 Stay”).

On November 14, 2024, the Court issued a decision (the “November 14 Decision”) on the Article 78 proceeding (i) annulling the denial of the Renewal Application and NYSDEC’s order to shut down the New York Facility; (ii) finding that, in utilizing its authority to issue the denial of the Renewal Application, NYSDEC acted in a manner that was both affected by errors of law and arbitrary and capricious; and (iii) remanding the matter to NYSDEC for further proceedings consistent with the November 14 Decision. On December 13, 2024, the Company filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department (the “Fourth Department”), appealing the November 14 Decision to the extent that the Court: (i) erred in holding that NYSDEC had the authority to deny the Renewal Application pursuant to Section 7(2) of the CLCPA and Part 621 of Title 6 of the New York Code of Rules & Regulations; (ii) failed to define the term “statement of justification” or declare the scope of analysis required by that Section 7(2) requirement, which definition and scope was a critical component of Greenidge’s Article 78 challenge of NYSDEC’s Final Decision, and was included in Greenidge’s request for declaratory judgment; (iii) erred in holding that the analytical framework required by Section 7(2) of the CLCPA can be compartmentalized, such that NYSDEC need not even consider mitigation proposals with respect to its inconsistency analysis or as to the purported “justification” element of the CLCPA; and (iv) erred in finding that NYSDEC’s determination, that approving the Renewal Application would be inconsistent with the CLCPA, was rational. Prior to that time, on December 9, 2024, the Administrative Law Judge (“ALJ”) assigned to the Greenidge administrative proceedings before NYSDEC’s Office of Hearings and Mediation Services (“OHMS”) notified the parties of its intent to hold a status conference given the Court’s remittance of the matter back to the Department., which was held on December 16, 2024. On December 19, 2024, the Company submitted a motion by Order to Show Cause to the Court requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which was denied on January 24, 2025. On January 27, 2025, the Company submitted a motion by Order to Show Cause to the Fourth Department requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which motion was denied on February 24, 2025. On February 7, 2025, the Company submitted a renewed appeal (the "Renewed Appeal") of the Issues Ruling to NYSDEC’s Commissioner, and further appealed the ALJ’s determination that the Renewal Application must proceed to an adjudicatory hearing rather than revert back to NYSDEC Staff. On March 31, 2025, the Regional Director issued an interim decision with respect to the Renewed Appeal (i) affirming the full party status of each of Seneca Lake Guardian, The Committee to Preserve the Finger Lakes, Fossil Free Tompkins and Sierra Club-Atlantic Chapter and (ii) remanding the Renewal Application to OHMS for the purpose of holding an adjudicatory hearing with respect to the nature and extent of the required statement of justification, as well as the extent and type of mitigation measures, each as required by Section 7(2) of the CLCPA, which hearing is expected to commence on June 9, 2025 solely on the issue of justification. Hearing dates for the remaining adjudicable issues have not yet been set.

The legal and administrative challenges with respect to the Renewal Application have, and will continue, to cause the Company to incur additional costs and result in the diversion of management attention, which could adversely affect the Company's business, financial condition and results of operations. The Company expects that the judicial and administrative proceedings related to the challenge of NYSDEC’s denial of the Company's Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that the Company's efforts will be successful. The Company's inability to succeed in securing a renewal of the Company's Title V Air Permit for the New York Facility could have a material adverse effect on the Company's business, financial condition, and operating results, and its ability to meet its long-term debt obligations. See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Condensed Consolidated Financial Statements.

Environmental Liabilities

The Company has a coal combustion residual ("CCR") liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of March 31, 2025 and December 31, 2024. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to changes in remediation requirements regarding CCRs, which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations ("ASC 410-30"), the Company has recorded an environmental liability of $13.4 million as of March 31, 2025 and December 31, 2024. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.3%. The Company deposited $1.3 million into a trust during the first quarter in connection with the environmental liabilities, which is presented in other long-term assets in the consolidated balance sheet.

Commitments

The Company entered into a contract with Empire Pipeline Incorporated in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the three months ended March 31, 2025, the Company recognized $1.0 million of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation) in the consolidated statements of operations and comprehensive loss. There was no variable lease cost in connection with the capacity lease agreement during the three months ended March 31, 2024. Effective March 31, 2025, the Company concluded that the portion of the contract consideration became fixed. As such, the Company re-assessed and re-allocated consideration in the contract to separate lease components and the non-lease components using relative standalone prices. The Company concluded that the portion of the contract consideration allocated to the lease component was de minimis and therefore no right-of-use asset and lease liability were recorded in the consolidated balance sheets.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a right-of-use asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement in August 2024.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 30% and 47% of the Company’s revenue during the three months ended March 31, 2025 and 2024, respectively. The single hosting customer has the option to terminate the hosting agreement with 6 months' notice.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from the Company’s pool operator customer accounted for approximately 22% and 36% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
The Company has one major power customer, NYISO, that accounted for 48% and 16% of its revenue for the three months ended March 31, 2025 and 2024, respectively.
The Company has one natural gas vendor that accounted for approximately 56% and 45% of cost of revenue for the three months ended March 31, 2025 and 2024, respectively.
The Company previously had one major provider of hosting services for its self-mining operation that accounted for approximately 0% and 23% of cost of revenue for the three months ended March 31, 2025 and 2024, respectively. During the year ended December 31, 2024, the contract with the Company’s major provider of hosting services for its self-mining operation was terminated. As a result, the Company deployed the miners operated at the host’s site to sites they operate as part of its self-mining operations.
12. RELATED PARTY TRANSACTIONS
As of March 31, 2025, Atlas Holdings LLC, the Company's controlling shareholder and a related party (collectively with its affiliates, "Atlas"), controls 70.9% of the voting power of the Company's outstanding capital stock. As a result, the Company is a "controlled company" within the meaning of Nasdaq’s corporate governance standards.

Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at March 31, 2025 and December 31, 2024, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, "Commitments and Contingencies" for further details.

Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at March 31, 2025 and December 31, 2024, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
Co-Defendant Endorsement
On October 14, 2024, the Company agreed to include a co-defendant endorsement under its directors and officers liability insurance policy (the "D&O Policy") with respect to Atlas and certain of its affiliates, which, in certain circumstances, extends coverage to claims for losses attributable to a wrongful act of the Company or any of its insured persons jointly made and continuously maintained against the Company and/or any of its insured persons under the D&O Policy, on the one hand, and Atlas and/or certain of its affiliates, on the other. The inclusion of such co-defendant endorsement resulted in no change to the Company's premiums with respect to its D&O insurance policy.

Mississippi Expansion

On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million. This property provides the Company with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and the Company deployed 8.5 MW of miners on the property as of March 31, 2025.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement as of January 24, 2025, pursuant to which and as consideration for Atlas' continued credit support with respect to the letters of credit mentioned above, totaling

$8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on the Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%. The Company recognized interest expense of $0.1 million in connection with the Equity Interest Payment Agreement during the three months ended March 31, 2025.
In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million, which was recognized as interest expense in the consolidated statement of operations.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the quarter ended March 31, 2025.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, the Company receives payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the Condensed Consolidated Balance Sheets.
Changes in the Contract liability balance for the three months ended March 31, 2025 were as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2024	$2,339
Revenue recognized	$(2,339)
Deposits received	$—
Balance as of March 31, 2025	$—
Prepaid expenses and accrued expenses

$ in thousands	March 31, 2025	December 31, 2024
Prepaid expenses:
Electric deposits	$588	$588
Prepaid insurance	800	1,279
Other	673	750
Total	$2,061	$2,617

Accrued expenses:
Accrued interest	$949	$974
Other	2,577	3,258
Total	$3,526	$4,232
Greenidge had the following noncash investing and financing activities:

	Three Months Ended March 31,
$ in thousands	2025	2024
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$—	$22
Property and equipment purchases in accounts payable	$34	$224
Common stock issued in exchange for reduction in debt	$815	$—
Shares issued to settle extension fees for stand-by letters of credit	$1,370	$—
The following table provides supplemental cash flow information for cash paid for interest:

	Three Months Ended March 31,
$ in thousands	2025	2024
Cash paid for interest	$1,434	$1,534

14. DIGITAL ASSETS
The following table presents the Company's bitcoin holdings as of March 31, 2025 and December 31, 2024 (in thousands, except bitcoin held):

Digital assets holdings	March 31, 2025	December 31, 2024
Number of bitcoin held	101.8	74.5
Carrying basis of bitcoin	$8,684	$5,523
Fair Value of bitcoin	$8,405	$6,950
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of the Company's digital assets (in thousands):

Digital assets:	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance at fair value	$6,950	$369
Additions	4,226	6,999
Dispositions	(1,783)	(7,104)
Gain (loss) on digital assets	(988)	59
Ending balance	$8,405	$323
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of March 31, 2025, the Company held no other digital assets.

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
As of March 31, 2025 and December 31, 2024, the carrying amount of accounts receivable, prepaid expenses and other assets, emissions and carbon offset credits, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,950	$—	$—	$6,950

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$8,405	$—	$—	$8,405
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

There were no impairment charges for the three months ended March 31, 2025. The Company recognized impairment charges of $0.2 million of property and equipment during the three months ended March 31, 2024.

16. SEGMENT REPORTING

The Company has one reportable segment. The Datacenter Operations segment primarily derives revenue through datacenter hosting, crypto-currency self-mining, and power and capacity sales. The Company's chief operating decision maker is collectively the Chief Executive Officer and the President. They assess the performance of the segment and decide how to allocate resources based on segment gross profit and net income. The metrics are used to evaluate the investment in the expansion of new datacenters or other uses such as the continued deleveraging of the Company. Gross profit and net income are used to monitor budget versus actual results.

	Three Months Ended March 31,
$ in thousands	2025	2024
Segment revenue	$19,242	$19,333
Less:
Natural gas expense	8,817	5,814
Electricity for mining expense	1,245	—
Emissions expense	2,465	1,736
Hosting fee expense	148	1,936
Other cost of revenue (a)	2,323	2,832
Segment gross profit	$4,244	$7,015

Selling, general and administrative	2,776	5,393
Depreciation	3,131	3,234
Impairment of long-lived assets	—	169
Loss (gain) on digital assets	988	(59)
Loss on sale of assets	137	—
Gain on insurance proceeds	(399)	—
Interest expense, net	2,855	1,802
Change in fair value of warrant asset	—	420
Loss on liquidation of subsidiary	348	—
Other income, net	(18)	—
Benefit from income taxes	(10)	—
Segment net loss	$(5,564)	$(3,944)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses

17. SUBSEQUENT EVENTS
Subsequent events have been evaluated through May 15, 2025, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Exchange Agreements
From April 1, 2025 through the date of this filing, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 599,000 shares of the Company's Class A common stock and agreed to pay $1.9 million in cash in exchange for $6.5 million aggregate principal amount of the Senior Notes.
Equity Interest Payment

On April 8, 2025, the Company issued an aggregate of 90,954 shares of the Company's Class A common stock to settle the interest payment obligation for the first quarter of 2025 in connection with the Equity Interest Payment Agreement, a related party transaction approved by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc., together with its consolidated subsidiaries ("Greenidge" or the “Company”) for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three months ended March 31, 2025 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge's Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge,“ “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We own cryptocurrency datacenter operations in Torrey, New York (the "New York Facility") and Columbia, Mississippi (the "Mississippi Facility"), and lease property for purposes of operating a cryptocurrency datacenter in Underwood, North Dakota (the "North Dakota Facility"). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt ("MW") nameplate capacity, natural gas power generation facility.
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
Our datacenter operations consist of approximately 30,100 miners with approximately 3.3 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, is associated with datacenter hosting and 11,900 miners, or 1.5 EH/s is associated with our cryptocurrency mining.
Recent Developments
Highlights from the quarter ended March 31, 2025 and subsequent events through the date of this filing:
•In March 2025, a subsidiary of the Company agreed to acquire a 37.4-acre property in Columbus, Mississippi for $243,100 in cash, with the transaction expected to close in the second quarter 2025. In April 2025, the subsidiary entered into an agreement with the local utility to initiate preliminary work for a substation to deliver 40 MW of power to the property. As of the filing date, this project is estimated to cost approximately $2.5 million and is anticipated to be completed by July 2026, which does not include the time and expense required to design, engineer and construct a datacenter to utilize such power on the property.
•During the quarter ended March 31, 2025, we did not issue any shares of our Class A common stock under the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (See Note 9, "Stockholders' Deficit - Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC"). As of the filing date, we do not plan to sell any shares of our Class A common stock pursuant to the Common Stock Purchase Agreement at a price below $2.73 per share; however, there can be no assurance that we will not sell shares at or below such price.
•On April 16, 2025, we announced the appointment of Christopher Krug and Kenneth Fearn to our Board of Directors and announced the appointment of current board member Timothy Fazio as Chairman, effective April 17, 2025. Mr. Krug is an experienced founder and public markets investor with a dedicated focus on small cap companies across industries. Mr. Fearn is an accomplished senior executive and public board member with over three decades of experience in investments, finance and M&A and a specialization in real estate development and acquisition. Their expertise in both public and private markets and unique perspectives will be invaluable to the Company as we evaluate various transactions to maximize shareholder value.
•On May 7, 2025, the Company announced that it had exchanged or agreed to exchange approximately 16.6% of the original $72,200,000 aggregate principal amount of its 8.50% Senior Notes due October 2026 (the “Senior Notes"), totaling $12,014,375 in principal amount (or 480,575 Senior Notes, each with a $25 principal value), for either cash or shares of the Company’s Class A common stock, in the aggregate, from October 24, 2024 through May 1, 2025. Refer to Note 5, "Debt," Note 9, "Stockholders' Deficit," and Note 17, "Subsequent Events—Exchange Agreements," in the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Results from Operations - Three Months Ended March 31, 2025
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended March 31, 2025 versus the three months ended March 31, 2024, unless otherwise specified.

	Three Months Ended March 31,		Variance
	2025	2024	$	%
REVENUE:
Datacenter hosting	$5,829	$9,112	$(3,283)	(36)%
Cryptocurrency mining	4,226	6,999	(2,773)	(40)%
Power and capacity	9,187	3,037	6,150	203%
EPCM consulting services	—	185	(185)	(100)%
Total revenue	19,242	19,333	(91)	—%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	14,998	12,318	2,680	22%
Selling, general and administrative	2,776	5,393	(2,617)	(49)%
Depreciation	3,131	3,234	(103)	(3)%
Impairment of long-lived assets	—	169	(169)	(100)%
Loss (gain) on digital assets	988	(59)	1,047	(1775)%
Loss on sale of assets	137	—	137	N/A
Gain on insurance proceeds	(399)	—	(399)	N/A
Total operating costs and expenses	21,631	21,055	576	3%
Operating loss	(2,389)	(1,722)	(667)	39%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(2,855)	(1,802)	(1,053)	58%
Loss on liquidation of subsidiary	(348)	—	(348)	N/A
Change in fair value of warrant asset	—	(420)	420	(100)%
Other income, net	18	—	18	N/A
Total other expense, net	(3,185)	(2,222)	(963)	43%
Loss from operations before income taxes	(5,574)	(3,944)	(1,630)	41%
Benefit from income taxes	(10)	—	(10)	N/A
Net loss from operations	$(5,564)	$(3,944)	$(1,620)	41%

Other Financial Data (a)
EBITDA	$412	$1,092	$(680)	(62)%
as a percent of revenues	2.1%	5.6%
Adjusted EBITDA	$1,041	$2,751	$(1,710)	(62)%
as a percent of revenues	5.4%	14.2%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Measures and Reconciliations" section of this Management’s Discussion and Analysis ("MD&A").

Key Metrics

The following table provides a summary of key metrics related to the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Revenue
Datacenter hosting	$5,829	$9,112	$(3,283)	(36)%
Cryptocurrency mining	4,226	6,999	(2,773)	(40)%
Power and capacity	9,187	3,037	6,150	203%
EPCM consulting services	—	185	(185)	(100)%
Total revenue	$19,242	$19,333	$(91)	—%
Components of revenue as % of total
Datacenter hosting	30%	47%
Cryptocurrency mining	22%	36%
Power and capacity	48%	16%
EPCM consulting services	—%	1%
Total revenue	100%	100%
MWh
Datacenter hosting	84,619	110,315	(25,696)	(23)%
Cryptocurrency mining	42,222	46,902	(4,680)	(10)%
Power and capacity	77,891	47,435	30,456	64%
Revenue per MWh
Datacenter hosting	$69	$83	$(14)	(17)%
Cryptocurrency mining	$100	$149	$(49)	(33)%
Power and capacity	$118	$64	$54	84%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$6,191	$7,018	$(827)	(12)%
Cryptocurrency mining	$3,082	$3,671	$(589)	(16)%
Power and capacity	$5,725	$1,546	$4,179	270%
EPCM consulting services	$—	$83	$(83)	(100)%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$73	$64	$9	14%
Cryptocurrency mining	$73	$78	$(5)	(6)%
Power and capacity	$74	$33	$41	124%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	67	275	(208)	(76)%
Cryptocurrency mining	45	134	(89)	(66)%
Total bitcoins produced	112	409	(297)	(73)%

Average bitcoin price	$93,516	$53,260	$40,256	76%
Average active hash rate (EH/s) Company-owned miners	886,170	846,840	39,330	5%
Average active hash rate (EH/s) Hosted miners	1,292,501	1,736,730	(444,229)	(26)%
Average difficulty	111.1 T	77.4 T	33.7 T	44%

Revenue

In the first quarter of 2025 Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to cryptocurrency mining and hosting. At March 31, 2025, Greenidge datacenter operations consisted of approximately 30,100 miners with approximately 3.3 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, were associated with datacenter hosting and 11,900 miners, or 1.5 EH/s, were associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers ("ASICs" or "miners") owned by us. Our cryptocurrency mining revenue decreased $2.8 million, or 40%, to $4.2 million.

We estimate that approximately 65% of the decrease was due to increases in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 26% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 44% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award. The average bitcoin price was 76% higher and our average hash rate increased 5%, primarily attributable to the addition of more efficient miners to our fleet.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	3,600
Bitmain S19 Pro	1,500
Bitmain S19j Pro	800
Bitmain S19 XP	4,800
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	250
AvalonMiner 1566-209	150
11,900

As of March 31, 2025, our fleet of miners ranged in age from 0.1 to 3.6 years and had an average age of approximately 2.3 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of March 31, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 26.6 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended March 31, 2025 and 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cost to mine one bitcoin(1)	$68,489	$27,396
Value of each bitcoin mined(2)	$93,911	$52,231
Cost to mine one bitcoin as % of value of bitcoin mined	72.9%	52.5%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the "NYDIG Hosting Agreement"), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $5.8 million for the three months ended March 31, 2025 and $9.1 million for the three months ended March 31, 2024. This decrease of $3.3 million was due to a 44% increase in average difficulty, a 23% decrease in hosting MWhs, as well as a decrease in bitcoin rewards due to the bitcoin halving in April 2024, partially offset by a 76% increase in the average price of bitcoin. In addition, we managed approximately 1.3 EH/s of average active hash rate in our hosting services, of which produced approximately 67 bitcoins.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator ("NYISO"). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power, (2) capacity revenue for committing to sell power to the NYISO when dispatched and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $6.2 million, or 203%, to $9.2 million during the three months ended March 31, 2025. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 65% and 138%, respectively.
Cost of revenue (exclusive of depreciation)

	Three Months Ended March 31,		Variance
$ in thousands	2025	2024	$	%
Datacenter hosting	$6,191	$7,018	$(827)	(12)%
Cryptocurrency mining	3,082	3,671	(589)	(16)%
Power and capacity	5,725	1,546	4,179	270%
EPCM consulting services	—	83	(83)	(100)%
Total cost of revenue (exclusive of depreciation)	$14,998	$12,318	$2,680	22%
As a percentage of total revenue	77.9%	63.7%
Total cost of revenue, exclusive of depreciation, increased $2.7 million, or 22%, to $15.0 million during the three months ended March 31, 2025 as compared to the prior year period. We estimate the increase is comprised of approximately 110% due to higher natural gas costs and 27% due to higher emissions expense due to higher RGGI prices. This was partially offset by approximately 113% due to a decrease in cryptocurrency mining hosting fees upon termination of the hosting agreements in 2024.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $2.6 million, or 49%, to $2.8 million for the three months ended March 31, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total insurance expense decreased approximately $0.8 million in the first quarter of 2025 compared to the prior year period, as a result of a decline in coverage costs related to umbrella, property, and liability policies due to a lower asset base;

•Total payroll and benefits and other employee costs decreased approximately $0.2 million in the first quarter of 2025 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost reduction efforts that occurred in 2024;

•Decrease of approximately $0.7 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs;

•Total property tax expense decreased approximately $0.3 million in the first quarter of 2025 compared to the prior year period, primarily related to a reduction in the assessed value of property owned by us; and

•Total stock compensation decreased approximately $0.5 million in the first quarter of 2025 compared to the prior year period, as a result of a decline in amortized expense relating to RSUs with a higher grant date fair value, as well as a decline in amortized expense relating to options due to a modification that occurred in the second quarter of 2024.
Depreciation
Depreciation expense decreased $0.1 million, or 3%, to $3.1 million for the three months ended March 31, 2025 as compared to the prior year period, due to a lower depreciable asset base at the end of the period.
Loss (Gain) on digital assets
We recognized a loss on digital assets of $1.0 million for the three months ended March 31, 2025 as a result of a decline in the closing price of bitcoin during the three months ended March 31, 2025, leading to a $1.2 million unrealized loss on digital assets partially offset by a $0.2 million realized gain on sale of bitcoin during the quarter. There was $0.1 million gain on digital assets as a result of realized gains on sale of bitcoin and change in fair value of digital assets as a result of adopting ASU 2023-08 effective January 1, 2024 during the three months ended March 31, 2024.
Loss on sale of assets
We recognized a loss on the sale of assets of $0.1 million for the three months ended March 31, 2025 as a result of selling long-lived assets. There was no gain or loss on the sale of assets for the three months ended March 31, 2024.
Gain on insurance proceeds
We recognized a gain on insurance proceeds of $0.4 million for the three months ended March 31, 2025 as a result of filing a claim related to miners damaged in a severe weather event. There was no gain on insurance proceeds for the three months ended March 31, 2024.
Operating loss from operations
As a result of the factors described above, we reported an operating loss for the three months ended March 31, 2025 of $2.4 million as compared to an operating loss of $1.7 million in the three months ended March 31, 2024.
Total other expense, net
During the three months ended March 31, 2025, we incurred an increase of $1.0 million, or 43%, to $3.2 million of other expense due to an increase in interest expense of $1.1 million in connection with the extension payment on the letters of credit held by Atlas and a $0.3 million loss on our liquidation of our former foreign subsidiary , which was partially offset by a decrease in the change in fair value of warrant asset due to the warrant being exercised in the fourth quarter of 2024.
Benefit from income taxes
Our effective tax rate for the three months ended March 31, 2025 and 2024 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.

Net loss from operations
As a result of the factors described above, we incurred a net loss of $5.6 million for the three months ended March 31, 2025 as compared to a net loss of $3.9 million for the three months ended March 31, 2024.
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
EBITDA (loss) and Adjusted EBITDA (loss)
"EBITDA" is defined as earnings from operations before taxes, interest, and depreciation and amortization. "Adjusted EBITDA from operations" is defined as EBITDA from operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to loss on sale of assets, change in fair value of warrant asset and impairment of long-lived assets as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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

	Three Months Ended March 31,		Variance
	2025	2024	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(5,564)	$(3,944)	$(1,620)	41%
Benefit from income taxes	(10)	—	(10)	N/A
Interest expense, net	2,855	1,802	1,053	58%
Depreciation	3,131	3,234	(103)	(3)%
EBITDA	412	1,092	(680)	(62)%
Stock-based compensation	543	1,070	(527)	(49)%
Loss on sale of assets	137	—	137	N/A
Gain on insurance proceeds	(399)	—	(399)	N/A
Loss on liquidation of subsidiary	348	—	348	N/A
Change in fair value of warrant asset	—	420	(420)	(100)%
Impairment of long-lived assets	—	169	(169)	(100)%
Adjusted EBITDA	$1,041	$2,751	$(1,710)	(62)%

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

Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $4.9 million and digital assets of $8.4 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs.
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
We are considering various items to address the long-term debt obligations, including the retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive. During the year ended December 31, 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 692,433 shares of our Class A common stock, in exchange for $3.7 million aggregate principal amount of our Senior Notes. During the first quarter of 2025, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 643,456 shares of our Class A common stock, in exchange for $1.8 million aggregate principal amount of our Senior Notes. From April 1, 2025 through the date of this filing, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 599,000 shares of our Class A common stock and paid $1.9 million in cash, in exchange for $6.5 million aggregate principal amount of our Senior Notes.

Our operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the South Carolina Land classified as held for sale and any inability to close on a sale of the South Carolina Land will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see Note 10, "Commitments and Contingencies"), may have an adverse impact on our ability to meet cash flow forecasts.

While the Company believes it will be successful in its efforts to improve liquidity, which will allow it to meet its financial commitments for at least the next 12 months, there can be no assurance that these efforts will be successful.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at March 31, 2025, and the years in which these obligations are due:

$ in thousands	Total	2025	2026-2027	2028-2029	Thereafter
Debt payments	$76,634	$4,253	$72,381	$—	$—
Leases	163	28	76	59	—
Self-mining capacity obligation	15,385	2,896	7,687	4,802	—
Environmental obligations	30,682	250	9,542	10,770	10,120
Natural gas transportation	10,428	1,422	3,792	3,792	1,422
Total	$133,292	$8,849	$93,478	$19,423	$11,542
The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Self-mining capacity obligation is based on minimum power usage required at its North Dakota Facility. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Summary of Cash Flow
The following table provides information about our net cash flow for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
$ in thousands	2025	2024
Net cash flow used for operating activities	$(5,726)	$(5,061)
Net cash flow provided by (used for) investing activities	1,986	(952)
Net cash flow provided by financing activities	—	7,038
Net change in cash, cash equivalents and restricted cash	(3,740)	1,025
Cash, cash equivalents and restricted cash at beginning of year	8,619	13,312
Cash, cash equivalents and restricted cash at end of period	$4,879	$14,337
Operating Activities
Net cash used for operating activities was $5.7 million for the three months ended March 31, 2025, as compared to net cash used of $5.1 million for the three months ended March 31, 2024. The variance in the operating cash flow during the first three months of 2025 as compared to 2024 was driven primarily by funding a trust for environmental obligations and the purchase of additional Regional Greenhouse Gas Initiative ("RGGI") credits in Q1 2024, which was required to settle the accrued emissions liability for the three-year control period ended December 31, 2023. We also surrendered the required RGGI credits in the first quarter of 2025 for the first year of the three-year control period ending December 31, 2026, as compared to surrendering the required RGGI credits in the second quarter of 2024. Non-cash adjustments included decreases in change in fair value of warrant asset, impairment of long-lived assets and stock-based compensation, an increase in loss on digital assets due to fluctuations in the price of bitcoin, a gain on insurance proceeds. This was partially offset by a less favorable net loss and us retaining bitcoin in connection with our bitcoin self-mining retention strategy.
Investing Activities
Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2025, as compared to net cash used for investing activities of $1.0 million for the three months ended March 31, 2024. The variance is primarily related to sales of bitcoin coin resulting in proceeds of $1.8 million, an increase in proceeds from the sale of long-lived assets of $0.3 million, insurance proceeds received of $0.4 million on miners damaged as a result of a severe weather event and a decrease in purchase of and deposits for property and equipment of $0.4 million.
Financing Activities
There was no net cash provided by financing activities for the three months ended March 31, 2025, as compared to $7.0 million for the three months ended March 31, 2024. The variance was a result of us not engaging in any financing activities that resulted in cash inflows or outflows during the three months ended March 31, 2025.
Financing Arrangements
See Note 5, "Debt," and Note 9, "Stockholders' Deficit" in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.
Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with our environmental obligations. There were no adjustments to the environmental liabilities for the three months ended March 31, 2025. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described Note 2, "Summary of Significant Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 2, "Summary of Significant Accounting Policies" in Part I, Item 1 herein, there have been no material changes to our significant accounting policies for the three months ended March 31, 2025.
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
We will remain an “emerging growth company” for up to five years (which will expire in 2026), or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, other than as described below. For information on legal proceedings, refer to Note 10, "Commitments and Contingencies—Legal Matters," including, without limitation, the subsection titled "Title V Air Permit Renewal Litigation," in our unaudited condensed consolidated financial statements included elsewhere in this report.

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

On April 9, 2025, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, the bid price for the Company’s Class A common stock had closed below the listing requirement of $1.00 per share. The Nasdaq rules provide us with an initial compliance period of 180 calendar days to regain compliance with the minimum bid requirement. We can provide no assurance of our ability to take the appropriate actions within the 180 day cure period to regain compliance with Nasdaq listing requirements.

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
In July 2024, we entered into the Common Stock Purchase Agreement with B. Riley Principal II pursuant to which we issued an aggregate of 7,300,000 shares of Class A common stock for a 36-month period beginning on the Effective Date. We issued 1,595,855 shares under the Common Stock Purchase Agreement through the date of filing.
In 2022, we entered into the ATM Agreement with B. Riley, pursuant to which we issued an aggregate of 4,167,463 shares of Class A common stock through the date of filing.
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

In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and are seeking approval by the Company's stockholders to increase the number of shares of Class A common stock authorized for issuance thereunder by one million at our 2025 annual meeting of stockholders to be held on June 17, 2025, and have issued certain inducement grants, and shares of Class A common stock in connection with the Equity Interest Payment Agreement, as described under Note 9, "Stockholders' Deficit—Equity Interest Payment Agreement," Note 12 "Related Party Transactions—Equity Interest Payment Agreement" and Note 17, "Subsequent Events—Equity Interest Payment," and in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, "Debt," Note 9, "Stockholders' Deficit," and Note 17, “Subsequent Events—Exchange Agreements".

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

As of the date of this filing, we have registered in a registration statement on Form S-1 up to 7,300,000 shares of Class A common stock issuable pursuant to the Common Stock Purchase Agreement that may be resold from time to time, over a 36-month period commencing on September 24, 2024, by B. Riley Principal II, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, in two registration statements on Form S-8 an aggregate of up to 1,324,532 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our 2021 Equity Plan, as amended and restated, and in a registration statement on Form S-3 up to 2,521,010 shares of Class A common stock issuable pursuant to the SPA that may be resold from time to time by Armistice, and are seeking approval by our stockholders at our 2025 annual meeting of stockholders to be held on June 17, 2025 an amendment and restatement to our 2021 Equity Plan to increase the aggregate number of shares of Class A common stock that may be issued thereunder by one million, from 1,583,111 to 2,583,111.

As the shares of Class A common stock registered or to be registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.

In addition, we have issued 180,000 shares of Class A common stock and a one-year warrant to purchase 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act in June 2024, as well as shares of Class A common stock in exchange for our Senior Notes pursuant to certain privately negotiated exchange agreements, as described under Note 5, "Debt," Note 9, "Stockholders' Deficit," and Note 17, "Subsequent Events—Exchange Agreements".

We may not have sufficient resources to repay our Senior Notes upon their maturity in October 2026, and we will face additional risks if we incur additional indebtedness.

As of March 31, 2025, we had $66.7 million of the Senior Notes outstanding. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to earlier redeem or repurchase the Senior Notes, is uncertain. The indenture for the Senior Notes does not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness. If we and our subsidiaries incur new indebtedness, the related risks that we face would be increased, and we may not be able to meet all our debt obligations, including repayment of the Senior Notes in 2026. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes. As of March 31, 2025, we had $66.7 million of indebtedness, all of which was unsecured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Debt Exchange Agreements. During the first quarter of 2025, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 643,456 shares of our Class A common stock, in exchange for $1.8 million aggregate principal amount of our Senior Notes, as described under Note 5, "Debt," Note 9, "Stockholders' Deficit," and Note 17, “Subsequent Events—Exchange Agreements". Such transactions were exempt from registration under Section 3(a)(9) of the Securities Act.
Equity Interest Payment Agreement. On January 29, 2025, we issued 752,742 shares of Class A common stock to settle a $1.4 million letter of credit extension payment pursuant to the Equity Interest Payment Agreement, as described under Note 9, "Stockholders' Deficit—Equity Interest Payment Agreement," Note 12 "Related Party Transactions—Equity Interest Payment Agreement" and Note 17, "Subsequent Events—Equity Interest Payment." The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
The information set forth under "Equity Interest Payment Agreement" in Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

10.2
Exchange Agreement, dated May 1, 2025, by and between Greenidge Generation Holdings Inc. and the signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2025).

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

Greenidge Generation Holdings Inc.

Date: May 15, 2025	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)