Form 10-Q
period 2025-06-30
Greenidge Generation Holdings Inc.
filed 2025-08-13
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, the registrant had 12,940,023 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Part I, Item 1A. “Risk Factors” of the most recent Form 10-K of Greenidge Generation Holdings Inc. (“Greenidge,” the “Company,” “we,” “us,” or “our”) filed with the Securities and Exchange Commission (“SEC”) and in this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Greenidge’s forward-looking statements in light of those risks.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,397	$8,619
Digital assets	7,299	6,950
Accounts receivable	1,235	1,493
Prepaid expenses and current other assets	1,653	2,617
Emissions and carbon offset credits	4,748	7,124
Income tax receivable	103	—
Total current assets	18,435	26,803
LONG-TERM ASSETS:
Property and equipment, net	25,287	30,299
Other long-term assets	1,855	569
Long-term assets held for sale	7,184	7,184
Total assets	$52,761	$64,855
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,689	$3,850
Accrued emissions expense	9,555	8,668
Accrued expenses	4,027	4,232
Short-term environmental liability	250	250
Contract liabilities	861	2,339
Related party payables	132	—
Total current liabilities	17,514	19,339
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	63,275	68,068
Environmental liabilities	30,432	30,432
Other long-term liabilities	2,756	2,770
Total liabilities	113,977	120,609
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,499,135 and 13,025,627 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	338,202	334,330
Cumulative translation adjustment	—	(348)
Accumulated deficit	(399,419)	(389,737)
Total stockholders' deficit	(61,216)	(55,754)
Total liabilities and stockholders' deficit	$52,761	$64,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
Datacenter hosting	$6,036	$6,795	$11,865	$16,092
Cryptocurrency mining	4,235	4,775	8,461	11,774
Power and capacity	2,590	1,487	11,777	4,524
Total revenue	12,861	13,057	32,103	32,390
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	6,577	4,785	12,768	11,886
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	2,963	3,234	6,045	6,905
Cost of revenue - power and capacity (exclusive of depreciation)	2,311	1,297	8,036	2,843
Selling, general and administrative	3,106	4,240	5,882	9,633
Depreciation	3,179	3,285	6,310	6,519
Impairment of long-lived assets	—	—	—	169
Loss (gain) on digital assets	(2,098)	11	(1,110)	(48)
Loss (gain) on sale of assets	218	(32)	355	(32)
Gain on insurance proceeds	—	—	(399)	—
Total operating costs and expenses	16,256	16,820	37,887	37,875
Operating loss	(3,395)	(3,763)	(5,784)	(5,485)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(758)	(1,805)	(3,613)	(3,607)
Change in fair value of warrant asset	—	—	—	(420)
Loss on liquidation of subsidiary	—	—	(348)	—
Other income, net	1	—	19	—
Total other expense, net	(757)	(1,805)	(3,942)	(4,027)
Loss from operations before income taxes	(4,152)	(5,568)	(9,726)	(9,512)
Benefit from income taxes	(34)	—	(44)	—
Net loss	$(4,118)	$(5,568)	$(9,682)	$(9,512)

Comprehensive Loss
Net Loss	(4,118)	(5,568)	(9,682)	(9,512)
Foreign currency translation adjustment	—	—	—	(3)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	$—	$—	$348	$—
Comprehensive loss	$(4,118)	$(5,568)	$(9,334)	$(9,515)

Net loss per share, basic and diluted	$(0.27)	$(0.56)	$(0.66)	$(0.98)

Weighted average shares outstanding, basic and diluted	15,246	9,966	14,596	9,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	13,025,627	$1	$334,330	$—	$(348)	$(389,737)	$(55,754)
Stock-based compensation expense	—	—	543	—	—	—	543
Issuance of shares in connection with Equity Interest Payment Agreement	752,742	—	1,370	—	—	—	1,370
Restricted shares award issuance	303,549	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	643,456	—	815	—	—	—	815
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	(5,564)	(5,564)
Balance at March 31, 2025	14,725,374	1	337,058	—	—	(395,301)	(58,242)
Stock-based compensation expense	—	—	378	—	—	—	378
Issuance of shares in connection with Equity Interest Payment Agreement	90,954	—	119	—	—	—	119
Restricted shares award issuance	83,807	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	599,000	—	647	—	—	—	647
Net loss	—	—	—	—	—	(4,118)	(4,118)
Balance at June 30, 2025	15,499,135	1	338,202	—	—	(399,419)	(61,216)

Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	1	327,401	—	(348)	(373,896)	(46,842)
Stock-based compensation expense	—	—	311	—	—	—	311
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Restricted shares award issuance	27,604	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,568)	(5,568)
Balance at June 30, 2024	10,623,987	1	327,712	—	(348)	(379,464)	(52,099)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES FROM OPERATIONS:
Net loss	$(9,682)	$(9,512)
Adjustments to reconcile net loss from operations to net cash flow from operating activities:
Depreciation	6,310	6,519
Change in fair value of warrant asset	—	420
Amortization of debt issuance costs (debt premium)	(738)	529
Impairment of long-lived assets	—	169
Loss (gain) on sale of assets	355	(32)
Stock-based compensation expense	921	1,381
Revenues from digital assets production	(8,461)	(11,774)
Proceeds from sale of digital assets	—	11,141
Gain on digital assets	(1,110)	(48)
Gain on insurance proceeds	(399)	—
Loss on liquidation of foreign subsidiary	348	—
Changes in operating assets and liabilities:
Accounts receivable	258	173
Emissions and carbon offset credits	2,376	2,040
Prepaids and other assets	964	1,690
Income tax receivable	(103)	—
Accounts payable	(1,087)	(1,311)
Accrued emissions	887	(7,040)
Accrued expenses	(206)	(1,387)
Contract liabilities	(1,478)	—
Related party payable	1,621	380
Other	(1,299)	165
Net cash flow used for operating activities	(10,523)	(6,497)
INVESTING ACTIVITIES FROM OPERATIONS:
Purchases of and deposits for property and equipment	(2,460)	(4,105)
Proceeds from sale of assets	733	422
Proceeds from insurance claim	399	—
Proceeds from sale of digital assets	9,222	89
Net cash flow provided by (used for) investing activities	7,894	(3,594)
FINANCING ACTIVITIES FROM OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	—	1,038
Proceeds from issuance of common stock and pre-funded warrants	—	6,000
Principal payments on debt	(2,593)	—
Net cash flow (used for) provided by financing activities	(2,593)	7,038
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,222)	(3,053)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	8,619	13,312
CASH AND CASH EQUIVALENTS - end of period	$3,397	$10,259
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc., together with its subsidiaries (collectively, “Greenidge” or the “Company”) owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in Torrey, New York (the “New York Facility”) and Columbia, Mississippi (the “Mississippi Facility”), and operates a facility under a lease in Underwood, North Dakota (the “North Dakota Facility”). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company, which may be operated at the Company’s sites or at third-party hosting sites through short-term hosting agreements. The Company also owns and operates a 106 megawatt (“MW”) power facility that is connected to the New York Independent System Operator (“NYISO”) power grid. In addition to the electricity used “behind the meter” by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
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
Liquidity

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These losses were primarily the result of challenging bitcoin mining economics beginning in 2022, driven by increased energy prices and a significant decline in bitcoin prices. While the recovery in bitcoin prices and a reduction in energy costs have since improved mining economics, these gains have been partially offset by increased mining difficulty and by the April 19, 2024 halving, which reduced miner rewards. The existence of these factors beginning in 2022 raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company believes this substantial doubt is alleviated by management’s plans, which include relying on existing cash and cash equivalents, together with digital assets, cash generated from operations and the proceeds from the pending sale of the Mississippi Facility or the remaining 152 acres in Spartanburg, South Carolina (the “South Carolina Land”) owned by us, to fund its operations and satisfy its current obligations through the next 12 months.

Management has taken certain actions since 2022 to improve the Company’s liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. On November 27, 2024, the Company entered into a definitive agreement to sell the South Carolina Land for $12.1 million in cash and an 8% profit participation interest in the property’s planned data center. The closing of the sale is in process and expected to close in 2025. On August 1, 2025, the Company entered into an Asset Purchase Agreement with US Digital Mining Mississippi LLC (the “APA”) to sell the Mississippi Facility for $3.9 million, with a planned closing date of on or before September 16, 2025 (See Note 17, “Subsequent Events”).
However, the Company’s projected operating cash flows are not sufficient to meet the existing long-term debt obligations, specifically our obligations relating to the remaining $44.6 million in aggregate principal amount of 8.50% Senior Notes due October 2026 (the “Senior Notes”), which mature on October 31, 2026. As a result, the Company continues to explore a number of potential strategic alternatives with respect to the Company’s corporate or capital structure.
During the six months ended June 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock and paid an aggregate of $2.6 million in cash in exchange for $10.3 million in aggregate principal amount of the Senior Notes.

In addition, on July 21, 2025, the Company announced the expiration and final results of its separate concurrent offers (collectively, the “Tender/Exchange Offer”) to purchase for cash, or issue a new series of 10.00% Senior Notes due 2030 (collectively, the “New Notes”) in exchange for, the Senior Notes. Pursuant to the Tender/Exchange Offer, the Company purchased $8.9 million in aggregate principal amount of the Senior Notes for a total of $3.2 million in cash and exchanged $4.8 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes. Following the conclusion of the Tender/Exchange Offer, the Company had $44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million aggregate principal amount of New Notes outstanding. See Note 5, “Debt” for additional information.

The Company is considering various items to continue addressing the long-term debt obligations, ~~i~~ncluding the retirement or purchase of its outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.

The Company’s operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the sale of the Mississippi Facility or the South Carolina Land and any inability to close on either of those sales will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate the Company’s facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see Note 10, “Commitments and Contingencies”), may have an adverse impact on its ability to meet cash flow forecasts.

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
There have been no material changes to the significant accounting policies, except as described herein, for the six months ended June 30, 2025.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As the rate implicit in the lease is not readily available, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
The Company leases property for its corporate office and land used in cryptocurrency mining operations. Leases are categorized into two asset classes: corporate real estate and land - cryptocurrency mining. For the corporate real estate asset class, the Company has elected to combine lease and non-lease components. The Company excluded short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Lease payments included in the measurement of the lease liability comprise fixed payments. Variable lease payment amounts, such as increases in lease payments based on changes in usage, are not included in the measurement of the ROU asset or lease liability and are expensed as incurred. See Note 10, “Commitments and Contingencies” for additional information.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provides all entities with a practical expedient allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Entities, other than a public business entity, that elect the practical expedient are permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. This guidance becomes effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuances. Application of the amendments are to be made prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Recent Accounting Pronouncements, Adopted
In March 2025, the FASB issued ASU No. 2025-02, Liabilities (Subtopic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which amends the Accounting Standards Codification to remove the text of SEC Staff Bulletin (“SAB”) 121: Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and has not had an impact on the Company’s financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides updated guidance on identifying the accounting acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The updates require entities to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2025-03 did not have an effect on the Company’s financial statements.
In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The updates in this ASU include revising the definition of the term “performance condition” for share-based compensation payable to customers, elimination of the policy election permitting a grantor to account for forfeitures as they occur, clarification that share-based consideration encompasses the same instruments as share-based payment arrangements but the grantee does not need to be the supplier of goods or services to the grantor, and clarification that a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods with those annual periods. Early adoption is permitted. Either modified retrospective or a retrospective basis is permitted when applying the updated guidance upon adoption. The adoption of ASU 2025-04 did not have an effect on the Company’s financial statements.

3. ASSETS HELD FOR SALE

On November 27, 2024, the Company entered into a definitive agreement to sell the South Carolina Land to Data Journey LLC (“Data Journey”) for $12.1 million in cash and an 8% profit participation in the property’s planned data center. The Company has agreed with the buyer to extend the date for closing until a date no later than August 25, 2025. The Company expects the sale to close in 2025. The South Carolina Land, with a carrying value of $7.2 million, is presented as long-term assets held for sale as of June 30, 2025 and December 31, 2024.
4. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at June 30, 2025 and December 31, 2024:

$ in thousands	Estimated Useful Lives	June 30, 2025	December 31, 2024
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	36,178	36,182
Miner facility infrastructure	10 years	13,296	13,227
Land	N/A	2,190	1,952
Equipment	5 years	45	45
Construction in process	N/A	328	1,834
		53,559	54,762
Less: Accumulated depreciation		(28,272)	(24,463)
		$25,287	$30,299

Total depreciation expense was $3.2 million and $3.3 million for the three months ended June 30, 2025 and 2024, respectively and $6.3 million and $6.5 million for the six months ended June 30, 2025 and 2024, respectively.
Mississippi Expansion
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, which the Company financed with cash on hand. On August 1, 2025, the Company entered into the APA to sell the Mississippi Facility for $3.9 million, excluding any bitcoin miners and the tract of land containing the industrial warehouse space, with a planned closing date of on or before September 16, 2025 (See Note 17, “Subsequent Events”).
On May 28, 2025, the Company closed on the purchase of a parcel of land containing approximately 34 acres located in Columbus, Mississippi for a purchase price of $0.2 million.
Sale of Equipment

During the six months ended June 30, 2025, Greenidge sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million resulting in a loss on the sale of assets of $0.1 million. No construction in process assets were sold in the three months ended June 30, 2025.
Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. There were no triggering events identified as of June 30, 2025.
There were no impairment charges during the three months ended June 30, 2024. The Company recognized an impairment charge of $0.2 million of property and equipment, net during the six months ended June 30, 2024. The impairment was related to miners no longer viable for operation.
5. DEBT
The following table provides information on the Company’s debt agreements as of June 30, 2025 and December 31, 2024:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	June 30, 2025	December 31, 2024
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$58,275	$68,541
Total Debt					58,275	68,541
Less: Debt premium (discount) and issue costs					5,000	(473)
Total debt at book value					63,275	68,068
Less: Current portion					—	—
Long-term debt, net of current portion and deferred financing fees					$63,275	$68,068
The Company incurred interest expense of $0.8 million and $1.8 million during the three months ended June 30, 2025 and 2024, respectively, detailed in the table below. The Company incurred interest expense of $3.6 million and $3.6 million during the six months ended June 30, 2025 and 2024, respectively, detailed in the table below.
The following table details our interest expense related to the Senior Notes and the Equity Interest Payment Agreement (defined below) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense on Senior Notes	$1,295	$1,534	$2,730	$3,069
Amortization of debt (premium) discount and issuance costs	(655)	261	(738)	529
Total interest expense on Senior Notes	$640	$1,795	$1,992	$3,598
Interest expense on Equity Interest Payment Agreement	117	—	1,621	—
Other interest expense	1	10	—	9
Total interest expense	$758	$1,805	$3,613	$3,607
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of the Senior Notes pursuant to the Company’s registration statement on Form S-1. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30,

July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Senior Notes trade on the Nasdaq Global Select Market under the symbol “GREEL.”
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
During the six months ended June 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock. The shares of the Company’s Class A common stock were issued with an aggregate fair value of $1.5 million, as well as cash payments totaling $2.6 million, in exchange for $10.3 million in aggregate principal amount of the Senior Notes, the net of which was recorded as a premium to be amortized over the remaining term of the Senior Notes. The Company concluded the exchanges met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The future undiscounted cash flows of the Senior Notes after the exchanges exceeded the adjusted carrying value of the Senior Notes prior to the exchanges. As such, the carrying value of the Senior Notes was reduced by the fair value of the Class A common stock granted and no gain was recognized as a result of the exchanges.
Tender/Exchange Offer
On July 21, 2025, the Company announced the expiration and final results of the Tender/Exchange Offer to purchase for cash, or issue New Notes in exchange for, the Senior Notes. Pursuant to the Tender/Exchange Offer, the Company purchased $8.9 million in aggregate principal amount of the Senior Notes for a total of $3.2 million in cash and exchanged $4.8 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes. Following the conclusion of the Tender/Exchange Offer, the Company had $44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding.

Senior Unsecured New Notes

Interest on the New Notes is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year to the holders of record at the close of business on the immediately preceding March 15, June 15, September 15 and December 15, respectively. The New Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.

The Company may redeem the New Notes for cash in whole or in part at any time (i) on or after July 31, 2026 and prior to July 31, 2027, at a price equal to 102% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after July 31, 2027 and prior to July 31, 2028, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iii) on or after July 31, 2028 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. In addition, the Company may redeem the New Notes, in whole, but not in part, at any time at its option, at a redemption price equal to 100.5% of the principal amount plus accrued and unpaid interest to, but not including, the date of redemption, upon the occurrence of certain change of control events.
Minimum Future Principal Payments

Minimum future principal payments on debt at June 30, 2025 were as follows:

$ in thousands
Remainder of 2025	$—
2026	58,275
2027	—
2028	—
2029	—
Total	$58,275
Fair Value Disclosure
The notional value and estimated fair value of the Company’s debt totaled $58.3 million and $18.8 million, respectively, at June 30, 2025 and $68.5 million and $24.8 million, respectively at December 31, 2024. The notional value does not include unamortized debt premium of $5.0 million and unamortized discounts and debt issuance costs $0.5 million at June 30, 2025 and December 31, 2024, respectively. The estimated fair value of the senior unsecured notes, representing the fair value of the Senior Notes, was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs.
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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(4,118)	$(5,568)	$(9,682)	$(9,512)
Denominator
Basic weighted average shares outstanding	15,246	9,966	14,596	9,730
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	15,246	9,966	14,596	9,730

Net loss per share, basic and diluted:
Net loss per share, basic and diluted	$(0.27)	$(0.56)	$(0.66)	$(0.98)
For the three and six months ended June 30, 2025 and 2024, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

Anti-dilutive securities	June 30, 2025	June 30, 2024
Restricted stock units	501	149
Common shares issuable upon exercise of stock options	478	483
Common shares issuable upon exercise of warrants	1,261	1,441
Total	2,240	2,073
7. EQUITY BASED COMPENSATION
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the Company’s 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. In November 2024, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan by 700,000 shares of Class A common stock from 883,111 to 1,583,111 shares of Class A common stock. In June 2025, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan by 1,000,000 share of Class A common stock from 1,583,111 to 2,583,111 shares of Class A common stock. In October 2022, the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock option inducement grants.
RSAs and RSUs
Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are generally granted with an eligible vesting range from upon grant to over a two-year period.
The Company’s unvested RSA and RSU award activity for the six months ended June 30, 2025 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	131,347	$3.31
Granted	756,613	$0.83
Vested	(387,356)	$1.34
Unvested at June 30, 2025	500,604	$1.08
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2025, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.22 years.

Common Stock Options
The Company’s common stock options activity for the six months ended June 30, 2025 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	482,492	$15.75
Expired	(4,338)	$62.50
Outstanding at June 30, 2025	478,154	$15.32	7.44	$—
Exercisable as of June 30, 2025	337,228	$18.21	7.23	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2025, there was approximately $0.4 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.86 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.4 million and $0.3 million during the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.4 million during the six months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three months ended June 30, 2025 and 2024 was a benefit of 1% and expense of 0%, respectively, and for the six months ended June 30, 2025 and 2024 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets, as well as receiving refunds during 2025 in connection with prior tax periods. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, and concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter.
9. STOCKHOLDERS’ DEFICIT
Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC
On July 30, 2024, Greenidge entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“B. Riley Principal II”), an affiliate of B. Riley Principal. Pursuant to the Common Stock Purchase Agreement, Greenidge has the right to sell to B. Riley Principal II up to $20 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Common Stock Purchase Agreement, from time to time over the 36-month period commencing September 24, 2024.
In connection with the Common Stock Purchase Agreement, Greenidge entered into a registration rights agreement with B. Riley Principal II, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by B. Riley Principal II of those shares of Greenidge’s Class A common stock to be issued under the Common Stock Purchase Agreement. The registration statement became effective on September 24, 2024 (the “Effective Date”), relating to the resale of 7,300,000 shares of Greenidge’s Class A common stock in connection with the Common Stock Purchase Agreement.

From the Effective Date through June 30, 2025, Greenidge issued an aggregate of 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, of which no shares were issued during the three and six months ended June 30, 2025.
At The Market Issuance Sales Agreement with B. Riley Securities
On September 19, 2022, as amended on October 3, 2022, Greenidge entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Northland Securities, Inc., relating to shares of Greenidge’s Class A common stock. Under the ATM Agreement, B. Riley will use its commercially reasonable efforts to sell on Greenidge’s behalf the shares of Greenidge’s Class A common stock requested to be sold by Greenidge, consistent with B. Riley’s normal trading and sales practices, under the terms and subject to the conditions set forth in the ATM Agreement. Greenidge has the discretion, subject to market demand, to vary the timing, prices and number of shares sold in accordance with the ATM Agreement. B. Riley may sell the Company’s Class A common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act. Greenidge pays B. Riley commissions for its services in acting as sales agent, in an amount to up to 3.0% of the gross proceeds of all Class A common stock sold through it as sales agent under the ATM Agreement. Pursuant to the registration statement filed registering shares to be sold in accordance with the terms of the ATM Agreement, Greenidge may offer and sell shares of its Class A common stock up to a maximum aggregate offering price of $22,800,000.
From October 1, 2022 through June 30, 2025, Greenidge issued an aggregate of 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued during the three and six months ended June 30, 2025.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the year ended December 31, 2024, which resulted in the issuance of 810,205 Class A shares of common stock. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant (the “Armistice Warrant”) entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”). The Warrant Shares remained unexercised as of June 30, 2025.
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
Warrants
There was no activity for warrants issued by the Company during the six months ended June 30, 2025.
The following table summarizes information about warrants outstanding at June 30, 2025:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029

Debt Exchange Agreements
During the six months ended June 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock. The shares of the Company’s Class A common stock were issued with an aggregate fair value of $1.5 million, as well as cash payments totaling $2.6 million, in exchange for $10.3 million in aggregate principal amount of the Senior Notes.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the ”Equity Interest Payment Agreement”), pursuant to which and as consideration for Atlas Holdings LLC’s, the Company’s controlling shareholder and a related party (collectively with its affiliates, ”Atlas”), continued credit support with respect to the letters of credit mentioned in Note 12, “Related Party Transactions,” totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on he Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%.
In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million. On April 8, 2025, the Company issued an additional 90,954 shares of Class A common stock to settle the equity interest payment for Q1 2025, of which the fair value of the Class A common stock issue was $0.1 million. On July 2, 2025, the Company issued an additional 131,937 shares of Class A common stock to settle the equity interest payment for Q2 2025, of which the fair value of the Class A common stock issued was $0.2 million, for a cumulative total of 975,633 shares of Class A common stock issued pursuant to the Equity Interest Payment Agreement as of the filing date of this report, with an aggregate fair value of $1.7 million, which was recognized as interest expense in the consolidated statements of operations and comprehensive loss.

10. COMMITMENTS AND CONTINGENCIES
Legal Matters

From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company’s business. Except as otherwise disclosed in this Note 10, “Commitments and Contingencies—Legal Matters”, including, without limitation, the subsection titled “Title V Air Permit Renewal Litigation,” the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.
Title V Air Permit Renewal Litigation

In late June 2022, the New York State Department of Environmental Conservation (“NYSDEC”) announced its denial of the Title V Air Permit renewal for the Company’s New York Facility. The Company filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision as part of its efforts to secure a new permit. In September 2023, the administrative law judge presiding over the hearing issued a ruling (the “Issues Ruling”) with respect to the status of the parties and certain issues to be adjudicated in the hearing. The Company submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, the Company’s interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of the Company’s Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7 (the “Regional Director”), which rendered NYSDEC’s decision final for purposes of seeking judicial review. On August 15, 2024, the Company filed a verified petition and complaint pursuant to Article 78 of the New York

Civil Practice Law and Rules against NYSDEC in New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC’s denial of the Company’s renewal application for the New York Facility, including, among other things, to (i) annul NYSDEC’s June 2022 denial of the Company’s renewal application and the May 8, 2024 affirmation of such denial by the Regional Director; (ii) issue certain declaratory judgments with respect to NYSDEC’s interpretation of the New York Climate Leadership and Community Protection Act on which the denial of the Company’s renewal application was predicated; and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations. On August 20, 2024, the Company submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the New York Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court which occurred in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge need not (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024 (the “November 1 Stay”). On October 29, 2024, a hearing was held before the Court and a stipulation on the record was entered into between the Company and NYSDEC, agreeing to extend the November 1 Stay through November 14, 2024 (the “November 14 Stay”).

On November 14, 2024, the Court issued a decision (the “November 14 Decision”) on the Article 78 proceeding (i) annulling the denial of the Renewal Application and NYSDEC’s order to shut down the New York Facility; (ii) finding that, in utilizing its authority to issue the denial of the Renewal Application, NYSDEC acted in a manner that was both affected by errors of law and arbitrary and capricious; and (iii) remanding the matter to NYSDEC for further proceedings consistent with the November 14 Decision. On December 13, 2024, the Company filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department (the “Fourth Department”), appealing the November 14 Decision to the extent that the Court: (i) erred in holding that NYSDEC had the authority to deny the Renewal Application pursuant to Section 7(2) of the CLCPA and Part 621 of Title 6 of the New York Code of Rules & Regulations; (ii) failed to define the term “statement of justification” or declare the scope of analysis required by that Section 7(2) requirement, which definition and scope was a critical component of Greenidge’s Article 78 challenge of NYSDEC’s Final Decision, and was included in Greenidge’s request for declaratory judgment; (iii) erred in holding that the analytical framework required by Section 7(2) of the CLCPA can be compartmentalized, such that NYSDEC need not even consider mitigation proposals with respect to its inconsistency analysis or as to the purported “justification” element of the CLCPA; and (iv) erred in finding that NYSDEC’s determination, that approving the Renewal Application would be inconsistent with the CLCPA, was rational, which appeal was perfected by the Company on June 14, 2025 and is scheduled to be heard during the Fourth Department’s term commencing January 2026. Prior to that time, on December 9, 2024, the Administrative Law Judge (“ALJ”) assigned to the Greenidge administrative proceedings before NYSDEC’s Office of Hearings and Mediation Services (“OHMS”) notified the parties of its intent to hold a status conference given the Court’s remittance of the matter back to the Department., which was held on December 16, 2024. On December 19, 2024, the Company submitted a motion by Order to Show Cause to the Court requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which was denied on January 24, 2025. On January 27, 2025, the Company submitted a motion by Order to Show Cause to the Fourth Department requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which motion was denied on February 24, 2025. On February 7, 2025, the Company submitted a renewed appeal (the “Renewed Appeal”) of the Issues Ruling to NYSDEC’s Commissioner, and further appealed the ALJ’s determination that the Renewal Application must proceed to an adjudicatory hearing rather than revert back to NYSDEC Staff. On March 31, 2025, the Regional Director issued an interim decision with respect to the Renewed Appeal (i) affirming the full party status of each of Seneca Lake Guardian, The Committee to Preserve the Finger Lakes, Fossil Free Tompkins and Sierra Club-Atlantic Chapter (the “Third Party Intervenors”) and (ii) remanding the Renewal Application to OHMS for the purpose of holding an adjudicatory hearing with respect to the nature and extent of the required statement of justification, as well as the extent and type of mitigation measures, each as required by Section 7(2) of the CLCPA. On July 31, 2025, the ALJ granted a joint request by the Company and NYSDEC for an adjournment on the hearing scheduled to commence on August 5, 2025, solely on the issue of justification, to November 18, 2025. Hearing dates for the remaining adjudicable issues have not yet been set but are expected to continue through December 2025. On August 11, 2025, the Third Party Intervenors submitted a motion to the ALJ to expedite the administrative hearing with respect to justification to dates in September or October 2025, which motion has not been decided as of the date of this filing.

The Company’s attempts to secure a new permit and the associated legal and administrative challenges with respect to the Renewal Application have, and will continue, to cause the Company to incur additional costs and result in the diversion of management attention, which could adversely affect the Company’s business, financial condition and results of operations. The Company expects that the judicial and administrative proceedings related to the challenge of NYSDEC’s denial of the Company’s Title V Air Permit renewal application may take a number of years to fully resolve, and there can be no assurance that the Company’s efforts will be successful. The Company’s inability to succeed in securing a renewal of the Company’s Title V Air Permit for the New York Facility could have a material adverse effect on the Company’s business, financial condition, and operating results, and its ability to meet its long-term debt obligations. See also Note 2, “Summary of Significant Accounting Policies” for additional information.

Environmental Liabilities

The Company has a coal combustion residual (“CCR”) liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of June 30, 2025 and December 31, 2024. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to changes in remediation requirements regarding CCRs or the potential for beneficial use thereof which the Company is currently exploring, each of which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations (“ASC 410-30”), the Company has recorded an environmental liability of $13.4 million as of June 30, 2025 and December 31, 2024. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.3%. The Company deposited $1.3 million into a trust during the first quarter of 2025 in connection with the environmental liabilities, which is presented in other long-term assets in the consolidated balance sheet.

Commitments
The Company entered into a contract with Empire Pipeline Incorporated (“Empire”) in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the six months ended June 30, 2025, the Company recognized $2.0 million of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation) in the consolidated statements of operations and comprehensive loss. There was no variable lease cost in connection with the capacity lease agreement during the six months ended June 30, 2024. Effective March 31, 2025, the Company concluded that the portion of the contract consideration became fixed. As such, the Company re-assessed and re-allocated consideration in the contract to separate lease components and the non-lease components using relative standalone prices. The Company concluded that the portion of the contract consideration allocated to the lease component was de minimis and, therefore, no ROU asset and lease liability were recorded in the consolidated balance sheets.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a ROU asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement of such operating lease in August 2024.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 47% and 51% of the Company’s revenue during the three months ended June 30, 2025 and 2024, respectively, as well as 37% and 49% of the Company’s revenue during the six months ended June 30, 2025 and 2024, respectively. The single hosting customer has the option to terminate the hosting agreement with 6 months' notice.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from the Company’s pool operator customer accounted for approximately 32% and 37% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 26% and 36% of the Company’s revenue during the six months ended June 30, 2025 and 2024, respectively.
The Company has one major power customer, NYISO, that accounted for 20% and 11% of its revenue for the three months ended June 30, 2025 and 2024, respectively, and 37% and 14% of the Company’s revenue during the six months ended June 30, 2025 and 2024, respectively.
The Company has one natural gas vendor that accounted for approximately 35% and 27% of cost of revenue for the three months ended June 30, 2025 and 2024, respectively, and 47% and 37% of the Company’s revenue during the six months ended June 30, 2025 and 2024, respectively.

12. RELATED PARTY TRANSACTIONS
As of June 30, 2025, Atlas controlled 69.8% of the voting power of the Company’s outstanding capital stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq’s corporate governance standards.

Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at June 30, 2025 and December 31, 2024, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, “Commitments and Contingencies” for further details.

Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at June 30, 2025 and December 31, 2024, payable to Empire in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
Co-Defendant Endorsement
On October 14, 2024, the Company agreed to include a co-defendant endorsement under its directors and officers liability insurance policy (the “D&O Policy”) with respect to Atlas and certain of its affiliates, which, in certain circumstances, extends coverage to claims for losses attributable to a wrongful act of the Company or any of its insured persons jointly made and continuously maintained against the Company and/or any of its insured persons under the D&O Policy, on the one hand, and Atlas and/or certain of its affiliates, on the other. The inclusion of such co-defendant endorsement resulted in no change to the Company’s premiums with respect to its D&O insurance policy.

Mississippi Expansion

On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million. This property provides the Company with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and the Company deployed 8.5 MW of miners on the property as of June 30, 2025.
Equity Interest Payment Agreement
The Company entered into the Equity Interest Payment Agreement, pursuant to which and as consideration for Atlas’ continued credit support with respect to the letters of credit mentioned above, totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on he Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%. The Company recognized interest expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, in connection with the Equity Interest Payment Agreement.

In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million. On April 8, 2025, the Company issued an additional 90,954 shares of Class A common stock to settle the equity interest payment for Q1 2025, of which the fair value of the Class A common stock issue was $0.1 million. On July 2, 2025 the Company issued an additional 131,937 shares of Class A common stock to settle the equity interest payment for the second quarter of 2025, of which the fair value of the Class A common stock issue was $0.2 million, for a cumulative total of 975,633 shares of Class A common stock issued pursuant to the Equity Interest Payment Agreement as of the filing date of this report, with an aggregate fair value of $1.7 million, which was recognized as interest expense in the consolidated statements of operations and comprehensive loss.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the three and six months ended June 30, 2025.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, the Company receives payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the Condensed Consolidated Balance Sheets.
Changes in the Contract liability balance for the six months ended June 30, 2025 were as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2024	$2,339
Revenue recognized	(2,339)
Deposits received	861
Balance as of June 30, 2025	$861
Prepaid expenses and accrued expenses

$ in thousands	June 30, 2025	December 31, 2024
Prepaid expenses:
Electric deposits	$588	$588
Prepaid insurance	534	1,279
Other	531	750
Total	$1,653	$2,617

Accrued expenses:
Accrued interest	$826	$974
Other	3,201	3,258
Total	$4,027	$4,232
Greenidge had the following noncash investing and financing activities:

	Six Months Ended June 30,
$ in thousands	2025	2024
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$—	$22
Property and equipment purchases in accounts payable	$34	$2,557
Common stock issued in exchange for reduction in debt	$1,462	$—
Shares issued to settle extension fees for stand-by letters of credit	$1,489	$—
The following table provides supplemental cash flow information for cash paid for interest:

	Six Months Ended June 30,
$ in thousands	2025	2024
Cash paid for interest	$2,874	$3,069

14. DIGITAL ASSETS
The following table presents the Company’s bitcoin holdings as of June 30, 2025 and December 31, 2024 (in thousands, except bitcoin held):

Digital assets holdings	June 30, 2025	December 31, 2024
Number of bitcoin held	68.1	74.5
Carrying basis of bitcoin	$6,419	$5,523
Fair Value of bitcoin	$7,299	$6,950
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of the Company’s digital assets (in thousands):

Digital assets:	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance at fair value	$8,405	$6,950
Additions	4,235	8,461
Dispositions	(7,439)	(9,222)
Gain (loss) on digital assets	2,098	1,110
Ending balance	$7,299	$7,299
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2025, the Company held no other digital assets.

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
As of June 30, 2025 and December 31, 2024, the carrying amount of accounts receivable, prepaid expenses and other assets, emissions and carbon offset credits, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,950	$—	$—	$6,950

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$7,299	$—	$—	$7,299
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

16. SEGMENT REPORTING

The Company has one reportable segment. The Datacenter Operations segment primarily derives revenue through datacenter hosting, crypto-currency self-mining, and power and capacity sales. The Company’s chief operating decision maker is collectively the Chief Executive Officer and the President. They assess the performance of the segment and decide how to allocate resources based on segment gross profit and net income. The metrics are used to evaluate the investment in the expansion of new datacenters or other uses such as the continued deleveraging of the Company. Gross profit and net income are used to monitor budget versus actual results.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2025	2024	2025	2024
Segment revenue	$12,861	$13,057	$32,103	$32,390
Less:
Natural gas expense	4,434	2,632	13,251	8,446
Electricity for mining expense	1,250	727	2,495	727
Emissions expense	2,389	1,752	4,854	3,488
Hosting fee expense	147	951	295	2,887
Other cost of revenue (a)	3,631	3,254	5,954	6,086
Segment gross profit	$1,010	$3,741	$5,254	$10,756

Selling, general and administrative	3,106	4,240	5,882	9,633
Depreciation	3,179	3,285	6,310	6,519
Impairment of long-lived assets	—	—	—	169
Loss (gain) on digital assets	(2,098)	11	(1,110)	(48)
Loss (gain) on sale of assets	218	(32)	355	(32)
Gain on insurance proceeds	—	—	(399)	—
Interest expense, net	758	1,805	3,613	3,607
Change in fair value of warrant asset	—	—	—	420
Loss on liquidation of subsidiary	—	—	348	—
Other income, net	(1)	—	(19)	—
Benefit from income taxes	(34)	—	(44)	—
Segment net loss	$(4,118)	$(5,568)	$(9,682)	$(9,512)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses

17. SUBSEQUENT EVENTS
Subsequent events have been evaluated through August 13, 2025, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Tender/Exchange Offer
On July 21, 2025, the Company announced the expiration and final results of the Tender/Exchange Offer to purchase for cash, or issue New Notes in exchange for, its Senior Notes. Pursuant to the Tender/Exchange Offer, the Company purchased $8.9 million in aggregate principal amount of the Senior Notes for a total of $3.2 million in cash and exchanged $4.8 million aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes. Following the conclusion of the Tender/Exchange Offer, the Company had $44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding.
Equity Interest Payment

On July 2, 2025, the Company issued an aggregate of 131,937 shares of the Company’s Class A common stock to settle the interest payment obligation for the second quarter of 2025 in connection with the Equity Interest Payment Agreement, a related party transaction approved by the Company’s Board of Directors.
Sale of Mississippi Facility

On August 1, 2025, Greenidge Mississippi LLC, a wholly owned subsidiary of the Company, entered into the APA to sell certain assets comprising the Mississippi Facility, other than the bitcoin miners used in connection with the Mississippi Facility and the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for a purchase price of $3.9 million in cash. The transaction is expected to close on or before September 16, 2025 (such date, the “APA Closing Date”), subject to the satisfaction of customary closing conditions. Pursuant to the terms of the APA, one (1) business day following the execution of the APA, the Buyer was required to deposit into escrow $0.2 million as an earnest money deposit, which is refundable at the Buyer’s discretion during the due diligence period. The due diligence period expires five business days prior to the APA Closing Date. The APA includes customary representations, warranties, and conditions, as well as mutual indemnification obligations for the parties. The Company is assessing potential uses for the retained warehouse space, including a possible sale thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc., together with its consolidated subsidiaries (“Greenidge” or the “Company”) for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and six months ended June 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge’s Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge,“ “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We own cryptocurrency datacenter operations in Torrey, New York (the “New York Facility”) and Columbia, Mississippi (the “Mississippi Facility”), and lease property for purposes of operating a cryptocurrency datacenter in Underwood, North Dakota (the “North Dakota Facility”). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt (“MW”) nameplate capacity, natural gas power generation facility.
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
Our datacenter operations consist of approximately 28,500 miners with approximately 3.2 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, is associated with datacenter hosting and 10,300 miners, or 1.4 EH/s is associated with our cryptocurrency mining.
Recent Developments
Highlights from the three months ended June 30, 2025 and subsequent events through the date of this filing:
•The Company has extinguished approximately 38.2% of the original $72,200,000 aggregate principal amount of its 8.50% Senior Notes due October 2026 (the “Senior Notes”), totaling $27,611,200 in principal amount (or 1,104,448 Senior Notes, each with a $25 principal value), for either cash or shares of the Company’s Class A common stock, in the aggregate, from October 24, 2024 through the date of this filing. On July 21, 2025, pursuant to the Company’s separate concurrent offers to purchase for cash, or issue a new series of 10.00% Senior Due due 2030 (each with a $11 principal value) (collectively, the “New Notes”) in exchange for, its Senior Notes (such transaction, the “Tender/Exchange Offer”), the Company announced that in connection with the Tender/Exchange Offer it had purchased $8.9 million in aggregate principal amount of the Senior Notes for a total of $3.2 million in cash and exchanged $4.8 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes. Following the conclusion of the Tender/Exchange Offer, the Company had $44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding. See Note 5, “Debt” and Note 9, “Stockholders’ Deficit,” in the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
•On August 1, 2025, Greenidge Mississippi LLC, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) to sell certain assets comprising the Mississippi Facility, excluding any bitcoin miners and the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for a purchase price of $3.9 million in cash. The transaction is expected to close on or before September 16, 2025 (such date, the “APA Closing Date”), subject to the satisfaction of customary closing conditions. Pursuant to the terms of the APA, one (1) business day following the execution of the APA, the Buyer was required to deposit into escrow $0.2 million as an earnest money deposit, which is refundable at the Buyer’s discretion during the due diligence period. The due diligence period expires five business days prior to the APA Closing Date. The APA includes customary representations, warranties, and conditions, as well as mutual indemnification obligations for the parties. The Company continues to evaluate potential uses for the retained industrial warehouse space, including a possible sale.
•On August 11, 2025, we announced the appointment of Charles M. Zeynel to our Board of Directors, effective August 11, 2025. Mr. Zeynel is an accomplished senior executive with over four decades of global leadership experience including his service at the helm of the Zag Group, a leading provider of sustainable materials to the global construction industry. His expertise in sustainable materials, carbon removal technologies and M&A will be invaluable to the Company, including in its evaluation of potential beneficial uses for its legacy coal ash deposits.
•On June 3, 2025, we received written notice from the Nasdaq listing qualifications department notifying us that the staff has determined that for the 10 consecutive business days preceding June 3, 2025, the closing bid price of our Class A common stock had been at $1.00 per share or greater. Accordingly, we have regained compliance with Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Global Select Market, and the staff indicated that the matter opened by Nasdaq’s letter, dated April 9, 2025, was closed. In addition, on July 21, 2025, we received written notice from the Nasdaq listing qualifications department notifying us that the staff has determined that for the 12 consecutive business days preceding July 21, 2025, the minimum value of our publicly held securities (“MVPHS”) had been $15,000,000 or greater. Accordingly, we have regained compliance with Nasdaq’s minimum MVPHS requirement for continued listing on The Nasdaq Global Select Market, and the staff indicated that the matter opened by Nasdaq’s letter, dated March 26, 2025, was closed.
•During the three months ended June 30, 2025, we did not issue any shares of our Class A common stock under the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (See Note 9, “Stockholders’ Deficit - Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC”). As of the filing date, we do not plan to sell any shares of our Class A common stock pursuant to the Common Stock Purchase Agreement; however, there can be no assurance that we will not do so at, above or below prevailing market prices for our shares of Class A common stock as of the date of filing.

Results from Operations - Three Months Ended June 30, 2025
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended June 30, 2025 versus the three months ended June 30, 2024, unless otherwise specified.

	Three Months Ended June 30,		Variance
	2025	2024	$	%
REVENUE:
Datacenter hosting	$6,036	$6,795	$(759)	(11)%
Cryptocurrency mining	4,235	4,775	(540)	(11)%
Power and capacity	2,590	1,487	1,103	74%
Total revenue	12,861	13,057	(196)	(2)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	11,851	9,316	2,535	27%
Selling, general and administrative	3,106	4,240	(1,134)	(27)%
Depreciation	3,179	3,285	(106)	(3)%
Loss (gain) on digital assets	(2,098)	11	(2,109)	(19173)%
Loss (gain) on sale of assets	218	(32)	250	(781)%
Total operating costs and expenses	16,256	16,820	(564)	(3)%
Operating loss	(3,395)	(3,763)	368	(10)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(758)	(1,805)	1,047	(58)%
Other income, net	1	—	1	N/A
Total other expense, net	(757)	(1,805)	1,048	(58)%
Loss from operations before income taxes	(4,152)	(5,568)	1,416	(25)%
Benefit from income taxes	(34)	—	(34)	N/A
Net loss from operations	$(4,118)	$(5,568)	$1,450	(26)%

Other Financial Data (a)
EBITDA	$(215)	$(478)	$263	(55)%
as a percent of revenues	(1.7)%	(3.7)%
Adjusted EBITDA	$381	$(199)	$580	(291)%
as a percent of revenues	3.0%	(1.5)%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this Management’s Discussion and Analysis (“MD&A”).

Key Metrics
The following table provides a summary of key metrics related to the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Revenue
Datacenter hosting	$6,036	$6,795	$(759)	(11)%
Cryptocurrency mining	4,235	4,775	(540)	(11)%
Power and capacity	2,590	1,487	1,103	74%
Total revenue	$12,861	$13,057	$(196)	(2)%
Components of revenue as % of total
Datacenter hosting	47%	52%
Cryptocurrency mining	33%	37%
Power and capacity	20%	11%
Total revenue	100%	100%
MWh
Datacenter hosting	97,284	100,788	(3,504)	(3)%
Cryptocurrency mining	51,235	44,566	6,669	15%
Power and capacity	36,017	27,332	8,685	32%
Revenue per MWh
Datacenter hosting	$62	$67	$(5)	(7)%
Cryptocurrency mining	$83	$107	$(24)	(22)%
Power and capacity	$72	$54	$18	33%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$6,577	$4,785	$1,792	37%
Cryptocurrency mining	$2,963	$3,234	$(271)	(8)%
Power and capacity	$2,311	$1,297	$1,014	78%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$68	$47	$21	45%
Cryptocurrency mining	$58	$73	$(15)	(21)%
Power and capacity	$64	$47	$17	36%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	67	144	(77)	(54)%
Cryptocurrency mining	43	73	(30)	(41)%
Total bitcoins produced	110	217	(107)	(50)%

Average bitcoin price	$98,830	$65,773	$33,057	50%
Average active hash rate (EH/s) Company-owned miners	923,890	737,654	186,236	25%
Average active hash rate (EH/s) Hosted miners	1,423,930	1,512,430	(88,500)	(6)%
Average difficulty	122.6 T	84.8 T	37.8 T	45%

Revenue

During the three months ended June 30, 2025 Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to datacenter hosting. At June 30, 2025, Greenidge datacenter operations consisted of approximately 28,500 miners with approximately 3.2 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, were associated with datacenter hosting and 10,300 miners, or 1.4 EH/s, were associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by us. Our cryptocurrency mining revenue decreased $0.5 million, or 11%, to $4.2 million.

We estimate that approximately 41% of the decrease was due to increases in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 30% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 45% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, and the average bitcoin price was 50% higher than the prior year.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	2,700
Bitmain S19 Pro	900
Bitmain S19j Pro	500
Bitmain S19 XP	4,700
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
10,300

As of June 30, 2025, our fleet of miners ranged in age from 0.2 to 3.8 years and had an average age of approximately 2.4 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 23.7 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended June 30, 2025 and 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Cost to mine one bitcoin(1)	$68,907	$44,301
Value of each bitcoin mined(2)	$98,488	$65,411
Cost to mine one bitcoin as % of value of bitcoin mined	70.0%	67.7%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $6.0 million for the three months ended June 30, 2025 and $6.8 million for the three months ended June 30, 2024. This decrease of $0.8 million was due to a 45% increase in average difficulty, a 3% decrease in hosting MWhs, as well as a decrease in bitcoin rewards due to the bitcoin halving in April 2024, partially offset by a 50% increase in the average price of bitcoin. We managed approximately 1.4 EH/s of average active hash rate in our hosting services, of which produced approximately 67 bitcoins.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator (“NYISO”). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power; (2) capacity revenue for committing to sell power to the NYISO when dispatched; and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $1.1 million, or 74%, to $2.6 million during the three months ended June 30, 2025. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 24% and 50%, respectively.
Cost of revenue (exclusive of depreciation)

	Three Months Ended June 30,		Variance
$ in thousands	2025	2024	$	%
Datacenter hosting	$6,577	$4,785	$1,792	37%
Cryptocurrency mining	2,963	3,234	(271)	(8)%
Power and capacity	2,311	1,297	1,014	78%
Total cost of revenue (exclusive of depreciation)	$11,851	$9,316	$2,535	27%
As a percentage of total revenue	92.1%	71.3%
Total cost of revenue, exclusive of depreciation, increased $2.5 million, or 27%, to $11.9 million during the three months ended June 30, 2025 as compared to the prior year period. We estimate the increase is comprised of approximately 18% due to higher natural gas costs, 7% due to higher emissions expense due to higher RGGI prices, 6% due to higher electricity costs outside of our New York Facility, and 3% due to increase in other costs. This was partially offset by approximately 9% due to a decrease in cryptocurrency mining hosting fees upon termination of the hosting agreements in Q2 2024.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $1.1 million, or 27%, to $3.1 million for the three months ended June 30, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total insurance expense decreased approximately $0.6 million in the second quarter of 2025 compared to the prior year period, as a result of a decline in coverage costs related to umbrella, property, and liability policies due to a lower asset base;

•Decrease of approximately $0.2 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs;

•Decrease of approximately $0.2 million due to less environmental remediation expenses incurred in the second quarter of 2025 compared to the prior year period; and

•Decrease of approximately $0.1 million due to reductions in other various expenses in the second quarter of 2025 compared to the prior year period.

Depreciation
Depreciation expense decreased $0.1 million, or 3%, to $3.2 million for the three months ended June 30, 2025 as compared to the prior year period, due to a lower depreciable asset base at the end of the period.
Loss (gain) on digital assets
We recognized a gain on digital assets of $2.1 million for the three months ended June 30, 2025 as a result of an increase in the closing price of bitcoin during the three months ended June 30, 2025, of which $1.6 million of which was an unrealized gain on bitcoin held in treasury and $0.5 million of which was a realized gain on sale of bitcoin during the quarter. There was a $0.01 million loss on digital assets during the three months ended June 30, 2024.
Loss (gain) on sale of assets
We recognized a loss on the sale of assets of $0.2 million for the three months ended June 30, 2025 as a result of selling long-lived assets. There was a gain of $0.03 million on the sale of assets for the three months ended June 30, 2024.
Operating loss from operations
As a result of the factors described above, we reported an operating loss for the three months ended June 30, 2025 of $3.4 million as compared to an operating loss of $3.8 million in the three months ended June 30, 2024.
Total other expense, net
During the three months ended June 30, 2025, total other expense, net decreased by $1.0 million, or 58%, to $0.8 million of other expense due to a decrease in non-cash amortization of the bond premium recorded as part of the privately negotiated exchange agreements of approximately $1.0 million.
Benefit from income taxes
Our effective tax rate for the three months ended June 30, 2025 and 2024 was a benefit of 1% and an expense of 0%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets, as well as receiving refunds during 2025 in connection with prior tax periods. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss from operations
As a result of the factors described above, we incurred a net loss of $4.1 million for the three months ended June 30, 2025 as compared to a net loss of $5.6 million for the three months ended June 30, 2024.
Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies. These results should be considered in addition to, not as a substitute for, results reported in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).
EBITDA (loss) and Adjusted EBITDA (loss)
“EBITDA” is defined as earnings from operations before taxes, interest, and depreciation and amortization. “Adjusted EBITDA from operations” is defined as EBITDA from operations adjusted for stock-based compensation and other special items determined by management, including, but not limited to loss on sale of assets, change in fair value of warrant asset and impairment of long-lived assets as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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

	Three Months Ended June 30,		Variance
	2025	2024	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(4,118)	$(5,568)	$1,450	(26)%
Benefit from income taxes	(34)	—	(34)	N/A
Interest expense, net	758	1,805	(1,047)	(58)%
Depreciation	3,179	3,285	(106)	(3)%
EBITDA	(215)	(478)	263	(55)%
Stock-based compensation	378	311	67	21%
Loss (gain) on sale of assets	218	(32)	250	(781)%
Adjusted EBITDA	$381	$(199)	$580	(291)%
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

Results from Operations - Six Months Ended June 30, 2025
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the six months ended June 30, 2025 versus the six months ended June 30, 2024, unless otherwise specified.

	Six Months Ended June 30,		Variance
	2025	2024	$	%
REVENUE:
Datacenter hosting	$11,865	$16,092	$(4,227)	(26)%
Cryptocurrency mining	8,461	11,774	(3,313)	(28)%
Power and capacity	11,777	4,524	7,253	160%
Total revenue	32,103	32,390	(287)	(1)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	26,849	21,634	5,215	24%
Depreciation	6,310	6,519	(209)	(3)%
Selling, general and administrative	5,882	9,633	(3,751)	(39)%
Impairment of long-lived assets	—	169	(169)	(100)%
Gain on digital assets	(1,110)	(48)	(1,062)	2213%
Loss (gain) on sale of assets	355	(32)	387	(1209)%
Gain on insurance proceeds	(399)	—	(399)	N/A
Total operating costs and expenses	37,887	37,875	12	—%
Operating loss	(5,784)	(5,485)	(299)	5%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3,613)	(3,607)	(6)	—%
Loss on liquidation of subsidiary	(348)	—	(348)	N/A
Change in fair value of warrant asset	—	(420)	420	(100)%
Other income, net	19	—	19	N/A
Total other expense, net	(3,942)	(4,027)	85	(2)%
Loss from operations before income taxes	(9,726)	(9,512)	(214)	2%
Benefit from income taxes	(44)	—	(44)	N/A
Net loss from operations	$(9,682)	$(9,512)	$(170)	2%

Adjusted Amounts (a)
EBITDA	$197	$614	$(417)	(68)%
as a percent of revenues	0.6%	1.9%
Adjusted EBITDA	$1,422	$2,552	$(1,130)	(44)%
as a percent of revenues	4.4%	7.9%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this MD&A.

Key Metrics

The following table provides a summary of key metrics related to the six months ended June 30, 2025 and 2024.

	Six Month Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Revenue
Datacenter hosting	$11,865	$16,092	$(4,227)	(26)%
Cryptocurrency mining	8,461	11,774	(3,313)	(28)%
Power and capacity	11,777	4,524	7,253	160%
Total revenue	$32,103	$32,390	$(287)	(1)%
Components of revenue as % of total
Datacenter hosting	37%	50%
Cryptocurrency mining	26%	36%
Power and capacity	37%	14%
Total revenue	100%	100%
MWh
Datacenter hosting	181,903	211,662	(29,759)	(14)%
Cryptocurrency mining	93,457	90,909	2,548	3%
Power and capacity	113,909	74,767	39,142	52%
Revenue per MWh
Datacenter hosting	$65	$76	$(11)	(14)%
Cryptocurrency mining	$91	$130	$(39)	(30)%
Power and capacity	$103	$61	$42	69%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$12,768	$11,886	$882	7%
Cryptocurrency mining	$6,045	$6,905	$(860)	(12)%
Power and capacity	$8,036	$2,843	$5,193	183%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$70	$56	$14	25%
Cryptocurrency mining	$65	$76	$(11)	(14)%
Power and capacity	$71	$38	$33	87%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	134	419	(285)	(68)%
Cryptocurrency mining	88	207	(119)	(57)%
Total bitcoins produced	222	626	(404)	(65)%

Average bitcoin price	$96,154	$59,516	$36,638	62%
Average active hash rate (EH/s) Company-owned miners	905,130	789,440	115,690	15%
Average active hash rate (EH/s) Hosted miners	1,358,580	1,624,580	(266,000)	(16)%
Average difficulty	116.9 T	81.1 T	35.8 T	44%

Revenue
During the six months ended June 30, 2025, Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to hosting services. At June 30, 2025, Greenidge datacenter operations consisted of approximately 28,500 miners with approximately 3.2 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 10,300 miners, or 1.4 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with ASICs owned or leased by us. Our cryptocurrency mining revenue decreased $3.3 million, or 28%, to $8.5 million. We estimate that approximately 55% of the decrease was due to the increase in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 27% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 44% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 62% higher and our average hash rate increased 15%, primarily attributable to the addition of more efficient miners to our fleet.

The miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	2,700
Bitmain S19 Pro	900
Bitmain S19j Pro	500
Bitmain S19 XP	4,700
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
10,300

As of June 30, 2025, our fleet of miners ranged in age from 0.2 to 3.8 years and had an average age of approximately 2.4 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.0 J/TH and had an average efficiency of 23.7 J/TH.

The table below presents the average cost of mining each bitcoin for the six months ended June 30, 2025:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cost to mine one bitcoin(1)	$68,693	$33,357
Value of each bitcoin mined(2)	$96,148	$56,879
Cost to mine one bitcoin as % of value of bitcoin mined	71.4%	58.6%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $11.9 million for the six months ended June 30, 2025 and $16.1 million for the six months ended June 30, 2024. This decrease of $4.2 million was due to a 44% increase in average difficulty, a 14% decrease in hosting MWhs due to the shift to more power and capacity volumes primarily in Q1 2025, as well as a decrease in bitcoin rewards due to the bitcoin halving in April 2024, partially offset by a 62% increase in the average price of bitcoin. We managed approximately 1.4 EH/s of average active hash rate in our hosting services, of which produced approximately 134 bitcoins.

Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the NYISO. Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power; (2) capacity revenue for committing to sell power to the NYISO when dispatched; and (3) other ancillary service revenue received as compensation for the provision of operating reserves.
Our power and capacity revenue increased $7.3 million, or 160%, to $11.8 million during the six months ended June 30, 2025. We estimate higher average power and capacity prices and higher power and capacity sales volume caused revenue increases of approximately 50% and 110%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Six Months Ended June 30,		Variance
$ in thousands	2025	2024	$	%
Datacenter hosting	$12,768	$11,886	$882	7%
Cryptocurrency mining	6,045	6,905	(860)	(12)%
Power and capacity	8,036	2,843	5,193	183%
Total cost of revenue (exclusive of depreciation)	$26,849	$21,634	$5,215	24%
As a percentage of total revenue	83.6%	66.8%
Total cost of revenue, exclusive of depreciation, increased $5.2 million, or 24%, to $26.8 million during the six months ended June 30, 2025 as compared to the prior year period. We estimate the increase is comprised of approximately 38% due to higher natural gas costs as well as an 8% increase due to higher electricity costs compared to the prior period. This was partially offset by 20% due to the reduction in monthly hosting fees paid to third parties for hosting Company-owned miners.
The New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $3.8 million, or 39%, to $5.9 million for the six months ended June 30, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total insurance expense decreased approximately $1.4 million in the six months ended June 30, 2025 compared to the prior year period, as a result of declines in coverage costs related to umbrella, property, and liability policies due to a lower asset base;
•Decrease of approximately $0.9 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs and higher regulatory costs in the prior year period associated with permit renewals and environmental matters at the New York Facility;
•Total payroll and benefits and stock compensation decreased approximately $0.3 million and $0.5 million, respectively, in the six months ended June 30, 2025 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost as well as a decrease in incentive compensation; and
•Decrease of approximately $0.4 million due to allocation of property taxes to cost of sales in 2025.

Depreciation
Depreciation expense decreased $0.2 million, or 3%, to $6.3 million for the six months ended June 30, 2025 as compared to the prior year period, due to a lower asset base.
Gain on digital assets
We recognized a gain on digital assets of $1.1 million for the six months ended June 30, 2025 as a result of an increase in the price of bitcoin during the six months ended June 30, 2025, which comprised a $0.4 million unrealized gain on digital assets held in treasury and a $0.7 million realized gain on sales of bitcoin during the year. There was a $0.1 million unrealized loss on digital assets and a $0.1 million realized gain on sales of bitcoin during the six months ended June 30, 2024.
Loss (gain) on sale of assets
We recognized a loss on the sale of assets of $0.4 million for the six months ended June 30, 2025, which was primarily as a result of selling long-lived assets. During the six months ended June 30, 2024, we recognized a $0.03 million gain on the sale of assets.
Operating (loss) income from operations
As a result of the factors described above, we reported an operating loss for the six months ended June 30, 2025 of $5.8 million compared with an operating loss of $5.5 million in the six months ended June 30, 2024.
Total other expense, net
During the six months ended June 30, 2025, the Company incurred a decrease of $0.1 million, or 2%, to $3.9 million of other expense, mainly due to a decrease in the change in fair value of warrant asset of $0.4 million partially offset by a loss on liquidation of a foreign subsidiary of $0.3 million, as well as an increase in interest expense of $1.3 million for payments made to a related party in connection with the Equity Interest Payment Agreement offset by decreases of $1.3 million of non-cash amortization of the bond premium recorded as part of the debt exchange.
Benefit from income taxes
Our effective tax rate for the six months ended June 30, 2025 and 2024 was 0% and 0%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss
As a result of the factors described above, Greenidge incurred a net loss of $9.7 million for the six months ended June 30, 2025 as compared to a net loss of $9.5 million for the six months ended June 30, 2024.

Non-GAAP Measures and Reconciliations

	Six Months Ended June 30,		Variance
	2025	2024	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(9,682)	$(9,512)	$(170)	2%
Benefit from income taxes	(44)	—	(44)	N/A
Interest expense, net	3,613	3,607	6	—%
Depreciation	6,310	6,519	(209)	(3)%
EBITDA	197	614	(417)	(68)%
Stock-based compensation	921	1,381	(460)	(33)%
Loss (gain) on sale of assets	355	(32)	387	(1209)%
Gain on insurance proceeds	(399)	—	(399)	N/A
Loss on liquidation of subsidiary	348	—	348	N/A
Change in fair value of warrant asset	—	420	(420)	(100)%
Impairment of long-lived assets	—	169	(169)	(100)%
Adjusted EBITDA	$1,422	$2,552	$(1,130)	(44)%
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
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $3.4 million and digital assets of $7.3 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs.
We believe our existing cash and cash equivalents, together with digital assets, cash generated from operations and the proceeds from the sale of the Mississippi Facility or South Carolina Facility, will be sufficient to fund our operations and satisfy our current obligations through the next 12 months. However, our projected operating cash flows are not sufficient in the long term to meet our existing long-term debt obligations, specifically our obligations relating to the Senior Notes, which mature on October 31, 2026, and will only be sufficient to fund operations and current operations if bitcoin mining economics remain at or above current levels.
On November 27, 2024, we entered into a definitive agreement to sell the South Carolina Land for $12.1 million in cash and an 8% profit participation interest in the property’s planned data center. We have agreed with the buyer to extend the date for closing until a date no later than August 25, 2025. On August 1, 2025, we entered into the APA to sell the Mississippi facility for $3.9 million, with a planned closing date of on or before September 16, 2025 (See Note 17, “Subsequent Events”).
During the six months ended June 30, 2025, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 1,242,456 shares of our Class A common stock and paid $2.6 million in cash in exchange for $10.3 million in aggregate principal amount of the Senior Notes.

In addition, on July 21, 2025, we announced the expiration and final results of the Tender/Exchange Offer to purchase for cash, or issue a new series of 10.00% Senior Notes due 2030 (collectively, the “New Notes”) in exchange for, its Senior Notes, pursuant to which we purchased $8.9 million in aggregate principal amount of the Senior Notes for a total of $3.2 million in cash and exchanged $4.8 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes. Following the conclusion of the Tender/Exchange Offer, we had

$44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding.

We are considering various items to continue addressing the long-term debt obligations, ~~i~~ncluding the retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.
Our operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. The Company’s forecast also anticipates proceeds from the Mississippi Facility and the South Carolina Land classified as held for sale and any inability to close on either of those asset sales will further adversely impact the Company’s liquidity projections. Additionally, the inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, which is subject to ongoing litigation (see Note 10, “Commitments and Contingencies”), may have an adverse impact on our ability to meet cash flow forecasts.

While the Company believes it will be successful in its efforts to improve liquidity, which will allow it to meet its financial commitments for at least the next 12 months, there can be no assurance that these efforts will be successful.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at June 30, 2025, and the years in which these obligations are due:

$ in thousands	Total	2025	2026-2027	2028-2029	Thereafter
Debt payments	$65,705	$2,477	$63,228	$—	$—
Leases	154	19	76	59	—
Self-mining capacity obligation	14,427	1,938	7,687	4,802	—
Environmental obligations	30,682	250	9,542	10,770	10,120
Natural gas transportation	9,954	948	3,792	3,792	1,422
Total	$120,922	$5,632	$84,325	$19,423	$11,542
The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Self-mining capacity obligation is based on minimum power usage required at t North Dakota Facility. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.

Summary of Cash Flow
The following table provides information about our net cash flow for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
$ in thousands	2025	2024
Net cash flow used for operating activities	$(10,523)	$(6,497)
Net cash flow provided by (used for) investing activities	7,894	(3,594)
Net cash flow (used for) provided by financing activities	(2,593)	7,038
Net change in cash, cash equivalents and restricted cash	(5,222)	(3,053)
Cash, cash equivalents and restricted cash at beginning of year	8,619	13,312
Cash and cash equivalents at end of period	$3,397	$10,259
Operating Activities
Net cash used for operating activities was $10.5 million for the six months ended June 30, 2025, as compared to net cash used of $6.5 million for the six months ended June 30, 2024. The variance in the operating cash flow during the first six months of 2025 as compared to 2024 was driven primarily by funding a trust for environmental obligations and the purchase of additional Regional Greenhouse Gas Initiative (“RGGI”) credits during the six months ended June 30, 2024, which was required to settle the accrued emissions liability for the three-year control period ended December 31, 2023. Non-cash adjustments included stock-based compensation, a gain on digital assets due to fluctuations in the price of bitcoin, and a gain on insurance proceeds. This was partially offset by a less favorable net loss and us retaining bitcoin in connection with our bitcoin self-mining retention strategy.
Investing Activities
Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2025, as compared to net cash used for investing activities of $3.6 million for the six months ended June 30, 2024. The variance was primarily related to an increase in proceeds from the sale of bitcoin coin of $9.1 million, an increase in proceeds from the sale of long-lived assets of $0.3 million, insurance proceeds received of $0.4 million on miners damaged as a result of a severe weather event and a decrease in purchase of and deposits for property and equipment of $1.6 million.
Financing Activities
There was $2.6 million net cash used for financing activities for the six months ended June 30, 2025, as compared to $7.0 million provided by financing activities for the six months ended June 30, 2024. The variance was a result of making principal payments on debt of $2.6 million and not engaging in any financing activities that resulted in cash inflows during the six months ended June 30, 2025.
Financing Arrangements
See Note 5, “Debt,” and Note 9, “Stockholders’ Deficit” in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.
Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with our environmental obligations. There were no adjustments to the environmental liabilities for the six months ended June 30, 2025. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1

herein, there have been no material changes to our significant accounting policies for the six months ended June 30, 2025.
Off-Balance Sheet Arrangements
None.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart our Business Startups Act (“JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:
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
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, other than as described below. For information on legal proceedings, refer to Note 10, “Commitments and Contingencies—Legal Matters,” including, without limitation, the subsection titled “Title V Air Permit Renewal Litigation,” in our unaudited condensed consolidated financial statements included elsewhere in this report.

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

The ability to meet our existing long-term debt obligations is dependent upon generating profitable operations, obtaining necessary financing to meet our obligations, repaying our liabilities when they come due and/or successfully executing on our debt restructuring efforts. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas and emissions credits. During the years ended December 31, 2023 and 2024, we took certain actions to improve our liquidity, including the settlement of our debt with NYDIG, selling the South Carolina Facility, entering into a definitive agreement to sell the remaining 152 acres in South Carolina to Data Journey, completing an equity financing with Armistice, and executing certain privately negotiated debt-for-equity exchange agreements. See “Business—Corporate History and Structure,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, we took additional actions to improve our liquidity, including executing certain privately negotiated debt-for-equity exchange agreements and completing the Tender/Exchange Offer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Depending on our assumptions regarding the timing of and our ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have risen in the fourth quarter of 2024 and remain relatively high as of the second quarter of 2025, we cannot predict if bitcoin prices will continue to rise or remain at recent levels, or volatility in energy costs. While we continue to work to implement the options to improve liquidity, we can provide no assurance that these efforts will be successful. Our ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, ongoing adjudicatory proceedings with respect to the New York Facility’s Title V Air Permit, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding our financial condition in the long term if we are not able to increase our current projected operating cash flows sufficiently.

Our Class A common stock has recently been subject to Nasdaq delisting proceedings. While we have regained compliance with Nasdaq’s listing requirements, there can be no assurance that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.

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

On March 26, 2025, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, our MVPHS had been below the listing requirement of $15 million. On July 21, 2025, we received written notice from Nasdaq notifying us that the staff had determined that for the 12 consecutive business days preceding July 21, 2025, the MVPHS had been $15,000,000 or greater. Accordingly, we regained compliance with Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Global Select Market, and the staff indicated that the matter was closed.

On April 9, 2025, we received a letter from the Nasdaq listing qualifications department notifying us that for the prior 30 consecutive business days, the bid price for our Class A common stock had closed below the listing requirement of $1.00 per share. On June 3, 2025, we received written notice from the Nasdaq listing qualifications department notifying us that the staff determined that for the 10 consecutive business days preceding June 3, 2025, the closing bid price of our Class A common stock had been at $1.00 per share or greater. Accordingly, we regained compliance with Nasdaq’s minimum bid price requirement for continued listing on The Nasdaq Global Select Market, and the staff indicated that the matter was closed.

Notwithstanding the foregoing, if our Class A common stock were to be delisted from Nasdaq and we are not able to list our Class A common stock on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including, among other things: decreasing availability of market quotations for our Class A common stock; resulting in a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; reducing the liquidity and market price of our Class A common stock; reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.
We may not have sufficient resources to repay our Senior Notes upon their maturity in October 2026, and the incurrence of additional indebtedness, including the issuance of our New Notes, increases the risks we face in meeting our debt obligations.

As of June 30, 2025, prior to the conclusion of our Tender/Exchange Offer on July 21, 2025, we had $58.3 million of the Senior Notes outstanding, all of which was unsecured. In connection with the Tender/Exchange Offer, we issued New Notes in an aggregate principal amount of $2.2 million, all of which is also unsecured. Following the completion of the Tender/Exchange Offer, we had $44.6 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to earlier redeem or repurchase the Senior Notes, is uncertain. The indentures for the Senior Notes and the New Notes do not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness, which would increase the risks associated with our debt obligations and could impair our ability to meet the repayment obligations under both the Senior Notes and the New Notes. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes and the New Notes.

An active trading market for our New Notes may not be sustained, which could limit the market price of the New Notes or your ability to sell them.

On July 21, 2025, we issued $2.2 million in aggregate principal amount of New Notes on July 21, 2025 following the conclusion of our Tender/Exchange Offer. As of the filing date of this report, we intend to list the New Notes subject to applicable listing requirements, however, we cannot provide any assurances that an active trading market will develop for the New Notes or that you will be able to sell your New Notes. If the New Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure you that a liquid trading market for the New Notes will be sustained, that you will be able to sell your New Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the New Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the New Notes for an indefinite period of time. In addition, there may be a limited number of buyers when you decide to sell your New Notes. This may affect the price, if any, offered for your New Notes or your ability to sell your New Notes when desired or at all.
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

In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and received stockholder approval to increase the number of shares of Class A common stock authorized for issuance thereunder by 1,000,000 at our 2025 annual meeting of stockholders held on June 17, 2025, and have issued certain inducement grants, and shares of Class A common stock to a related party in connection with the Equity Interest Payment Agreement, as described under Note 9, “Stockholders' Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment,” and in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” and Note 9, “Stockholders' Deficit,”.

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

As of the date of this filing, we have registered in a registration statement on Form S-1 up to 7,300,000 shares of Class A common stock issuable pursuant to the Common Stock Purchase Agreement that may be resold from time to time, over a 36-month period commencing on September 24, 2024, by B. Riley Principal II, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, in four registration statements on Form S-8 an aggregate of up to 2,583,111 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our 2021 Equity Plan, as amended and restated, and in a registration statement on Form S-3 up to 2,521,010 shares of Class A common stock issuable pursuant to the SPA that may be resold from time to time by Armistice.

As the shares of Class A common stock registered or to be registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.

In addition, we have issued 180,000 shares of Class A common stock and a one-year warrant to purchase 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act in June 2024, as well as shares of Class A common stock in exchange for our Senior Notes pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” Note 9, “Stockholders’ Deficit,” and Note 17, “Subsequent Events—Exchange Agreements”.

We have material environmental liabilities, and costs of compliance with existing and new environmental laws could have a material adverse effect on us.

We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the United States Environmental Protection Agency (the “EPA”), and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a coal combustion (“CCR”) residual liability of $17.3 million as of June 30, 2025 and December 31, 2024 associated with the closure of a coal ash point located on the New York Facility property and an environmental liability of $13.4 million as of June 30, 2025 and December 31, 2024 associated with the Lockwood Hills Landfill. See “Business—Governmental Regulation—Environmental Liability” and Note 10, “Commitments and Contingencies—Environmental Liabilities”, in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these and future regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.

In 2015, EPA finalized federal regulations (the “CCR Rule”) that establish technical requirements for the disposal of CCR. The EPA subsequently published revisions to the CCR Rule, effective November 8, 2024 (the “revised CCR regulations”). The revised CCR regulations impose certain compliance and other obligations on certain previously unregulated CCR sites. The revised CCR regulations require, among other things, electric utilities and independent power producers to investigate and identify previously unregulated CCR sites and demonstrate that the sites were closed in accordance with the closure performance standards in the CCR Rule. Pursuant to the revised CCR regulations, the required investigation is conducted in phases, with the Phase 1 facility evaluation report due on February 9, 2026, however, on July 22, 2025, EPA published for public comment a final rule (the “Proposed Final Rule”) providing that owners and operators may opt to submit the required facility evaluation reports for each of Phase 1 and Phase 2 concurrently on the Phase 2 deadline of February 9, 2027 enumerated in the revised CCR regulations. Any required closure obligation would commence on May 8, 2029, which pursuant to the Proposed Final Rule would be extended to August 8, 2030, unless exceptions apply that would defer the closure obligation to a permitting process. In accordance with the revised CCR regulations and the Proposed Final Rule, phased evaluations of the Lockwood Hills and Greenidge Generation facilities will be conducted to determine if any previously unregulated CCR sites must be addressed under the new regulation. We make no assurances as to the status of any CCR sites at either facility that could be subject to regulation under the revised CCR regulations.

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

We may not be able to obtain or maintain all required environmental regulatory approvals. For example, we continue to challenge NYSDEC’s efforts to the renewal of our Title V Air Permit for the continued operation of our natural gas power generation facility in Torrey, New York in administrative and state judicial proceedings. There can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Debt Exchange Agreements. During the second quarter of 2025, we entered into a privately negotiated exchange agreement, pursuant to which we issued an aggregate of 599,000 shares of our Class A common stock, in exchange for $1.0 million in aggregate principal amount of our Senior Notes, as described under Note 5, “Debt,” and Note 9, “Stockholders’ Deficit,”. Such transaction was exempt from registration in reliance upon Section 3(a)(9) of the Securities Act.
Equity Interest Payment Agreement. On April 8, 2025, we issued an aggregate of 90,954 shares of Class A common stock to a related party to settle the interest payment obligation for the first quarter of 2025 pursuant to the Equity Interest Payment Agreement, as described under Note 9, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment.” The transaction was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.
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

4.2
Second Supplemental Indenture dated as of July 21, 2025 between Greenidge Generation Holdings Inc. and Wilmington Savings Fund Society, FSB, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 21, 2025).

4.3	Form of 10.00% Senior Note due 2030 (included as Exhibit A to Exhibit 4.2 above).
10.1	Exchange Agreement, dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2025).
10.2	Third Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed on April 28, 2025).
10.3
Asset Purchase Agreement, dated August 1, 2025, by and between Greenidge Mississippi LLC and US Digital Mining Mississippi LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2025).

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

Greenidge Generation Holdings Inc.

Date: August 13, 2025	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)