Form 10-Q
period 2025-09-30
Greenidge Generation Holdings Inc.
filed 2025-11-13
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 10, 2025, the registrant had 13,065,603 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,581	$8,619
Digital assets	6,118	6,950
Accounts receivable	639	1,493
Prepaid expenses and current other assets	2,611	2,617
Emissions and carbon offset credits	4,748	7,124
Income tax receivable	103	—
Total current assets	21,800	26,803
LONG-TERM ASSETS:
Property and equipment, net	19,735	30,299
Other long-term assets	1,848	569
Long-term assets held for sale	7,184	7,184
Total assets	$50,567	$64,855
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,467	$3,850
Accrued emissions expense	11,807	8,668
Accrued expenses	4,108	4,232
Short-term environmental liability	250	250
Contract liabilities	2,147	2,339
Long-term debt, current portion	3,535	—
Related party payables	166	—
Total current liabilities	24,480	19,339
LONG-TERM LIABILITIES:
Long-term debt, net of deferred financing fees	42,314	68,068
Environmental liabilities	30,432	30,432
Other long-term liabilities	2,749	2,770
Total liabilities	99,975	120,609
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,679,417 and 13,025,627 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	338,052	334,330
Cumulative translation adjustment	—	(348)
Accumulated deficit	(387,461)	(389,737)
Total stockholders’ deficit	(49,408)	(55,754)
Total liabilities and stockholders’ deficit	$50,567	$64,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Datacenter hosting	$6,304	$6,490	$18,169	$22,582
Cryptocurrency mining	4,178	3,267	12,639	15,041
Power and capacity	4,738	2,594	16,515	7,118
Total revenue	15,220	12,351	47,323	44,741
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation)	5,587	4,975	18,355	16,963
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	2,532	2,605	8,577	9,525
Cost of revenue - power and capacity (exclusive of depreciation)	2,904	1,777	10,940	4,657
Selling, general and administrative	3,069	3,720	8,951	13,199
Depreciation	3,026	3,390	9,336	9,909
Impairment of long-lived assets	—	—	—	169
Gain on digital assets	(463)	(156)	(1,573)	(204)
(Gain) loss on sale of assets	(1,739)	693	(1,384)	661
Gain on insurance proceeds	—	—	(399)	—
Total operating costs and expenses	14,916	17,004	52,803	54,879
Operating income (loss)	304	(4,653)	(5,480)	(10,138)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(244)	(1,832)	(3,857)	(5,439)
Change in fair value of warrant asset	—	—	—	(420)
Gain on troubled debt restructuring	11,496	—	11,496	—
Loss on liquidation of subsidiary	—	—	(348)	—
Other income, net	402	—	421	—
Total other income (expense), net	11,654	(1,832)	7,712	(5,859)
Income (loss) from operations before income taxes	11,958	(6,485)	2,232	(15,997)
Benefit from income taxes	—	(118)	(44)	(118)
Net income (loss)	$11,958	$(6,367)	$2,276	$(15,879)

Comprehensive Loss
Net income (loss)	11,958	(6,367)	2,276	(15,879)
Foreign currency translation adjustment	—	—	—	(3)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	$—	$—	$348	$—
Comprehensive income (loss)	$11,958	$(6,367)	$2,624	$(15,882)

Net income (loss) per share:
Basic	$0.76	$(0.60)	$0.15	$(1.58)
Diluted	0.75	(0.60)	0.15	(1.58)

Weighted Average Shares Outstanding
Basic	15,659	10,652	14,954	10,040
Diluted	15,891	10,652	15,079	10,040
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2025	13,025,627	$1	$334,330	$—	$(348)	$(389,737)	$(55,754)
Stock-based compensation expense	—	—	543	—	—	—	543
Issuance of shares in connection with Equity Interest Payment Agreement	752,742	—	1,370	—	—	—	1,370
Restricted shares award issuance	303,549	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	643,456	—	815	—	—	—	815
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	—	348	—	348
Net loss	—	—	—	—	—	(5,564)	(5,564)
Balance at March 31, 2025	14,725,374	1	337,058	—	—	(395,301)	(58,242)
Stock-based compensation expense	—	—	378	—	—	—	378
Issuance of shares in connection with Equity Interest Payment Agreement	90,954	—	119	—	—	—	119
Restricted shares award issuance	83,807	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	599,000	—	647	—	—	—	647
Net loss	—	—	—	—	—	(4,118)	(4,118)
Balance at June 30, 2025	15,499,135	1	338,202	—	—	(399,419)	(61,216)
Stock-based compensation benefit	—	—	(312)	—	—	—	(312)
Issuance of shares in connection with Equity Interest Payment Agreement	131,937	—	162	—	—	—	162
Restricted shares award issuance	48,345	—	—	—	—	—	—
Net income	—	—	—	—	—	11,958	11,958
Balance at September 30, 2025	15,679,417	$1	$338,052	$—	$—	$(387,461)	$(49,408)

Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	1,070	—	—	—	1,070
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	45,269	—	340	698	—	—	1,038
Restricted shares award issuance	159,357	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(3,944)	(3,944)
Balance at March 31, 2024	9,786,178	1	327,401	—	(348)	(373,896)	(46,842)
Stock-based compensation expense	—	—	311	—	—	—	311
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Restricted shares award issuance	27,604	—	—	—	—	—	—
Net loss	—	—	—	—	—	(5,568)	(5,568)
Balance at June 30, 2024	10,623,987	1	327,712	—	(348)	(379,464)	(52,099)
Stock-based compensation expense	—	—	417	—	—	—	417
Restricted shares award issuance, net of withholdings	47,350	—	—	—	—	—	—
Net loss	—	—	—	—	—	(6,367)	(6,367)
Balance at September 30, 2024	10,671,337	$1	$328,129	$—	$(348)	$(385,831)	$(58,049)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES FROM OPERATIONS:
Net income (loss)	$2,276	$(15,879)
Adjustments to reconcile net income (loss) from operations to net cash flow from operating activities:
Depreciation	9,336	9,909
Change in fair value of warrant asset	—	420
Amortization of debt issuance costs (debt premium)	(738)	825
Impairment of long-lived assets	—	169
(Gain) loss on sale of assets	(1,384)	661
Gain on troubled debt restructuring	(11,496)	—
Stock-based compensation expense	609	1,798
Revenues from digital assets production	(12,639)	(15,041)
Proceeds from sale of digital assets	—	11,141
Gain on digital assets	(1,573)	(204)
Gain on insurance proceeds	(399)	—
Loss on liquidation of foreign subsidiary	348	—
Changes in operating assets and liabilities:
Accounts receivable	854	346
Emissions and carbon offset credits	2,376	220
Prepaids and other assets	6	1,668
Income tax receivable	(103)	(89)
Accounts payable	(1,309)	(299)
Accrued emissions	3,139	(4,374)
Accrued expenses	(33)	(1,874)
Contract liabilities	(192)	2,200
Related party payable	1,817	—
Other	(1,298)	55
Net cash flow used for operating activities	(10,403)	(8,348)
INVESTING ACTIVITIES FROM OPERATIONS:
Purchases of and deposits for property and equipment	(2,477)	(6,938)
Proceeds from sale of assets	5,015	1,878
Proceeds from insurance claim	399	—
Proceeds from sale of digital assets	15,044	628
Net cash flow provided by (used for) investing activities	17,981	(4,432)
FINANCING ACTIVITIES FROM OPERATIONS:
Proceeds from issuance of common stock, net of issuance costs	—	1,038
Proceeds from issuance of common stock and pre-funded warrants	—	6,000
Principal payments on debt	(8,616)	—
Net cash flow (used for) provided by financing activities	(8,616)	7,038
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,038)	(5,742)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - beginning of year	8,619	13,312
CASH AND CASH EQUIVALENTS - end of period	$7,581	$7,570
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc., together with its subsidiaries (collectively, “Greenidge” or the “Company”) owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates facilities in Torrey, New York (the “New York Facility”) and Columbia, Mississippi (the “Mississippi Facility”), the latter of which was sold during the quarter ended September 30, 2025 (see Note 4, "Property and Equipment"), and operates a facility under a lease in Underwood, North Dakota (the “North Dakota Facility”). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company, which may be operated at the Company’s sites or at third-party hosting sites through short-term hosting agreements. The Company also owns and operates a 106 megawatt (“MW”) power facility that is connected to the New York Independent System Operator (“NYISO”) power grid. In addition to the electricity used “behind the meter” by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity.
3. ASSETS HELD FOR SALE

On November 27, 2024, the Company entered into a definitive agreement to sell the South Carolina Land to Data Journey LLC (“Data Journey”) for $12.1 million in cash and an 8% profit participation in the property’s planned data center. On August 24, 2025, the Company received written notice of termination from Data Journey. Upon termination, the Company recognized a gain of $0.4 million as a result of a forfeited deposit by Data Journey. The Company continues to market the property for sale. The South Carolina Land, with a carrying value of $7.2 million, is presented as long-term assets held for sale as of September 30, 2025 and December 31, 2024.
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
Going Concern

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with the Company's ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations and as of September 30, 2025 has a working capital deficit of $2.7 million. These losses were primarily the result of challenging bitcoin mining economics beginning in 2022, driven by increased energy prices and a significant decline in bitcoin prices. While the recovery in bitcoin prices and a reduction in energy costs have since improved mining economics, these gains have been partially offset by increased mining difficulty and by the April 19, 2024 halving, which reduced miner rewards. The Company’s projected operating cash flows are not sufficient to meet the existing debt obligations, specifically the remaining $38.4 million aggregate principal amount of the Company's 8.50% Senior Notes due in October 2026 (the “Senior Notes”), which mature on October 31, 2026. The potential inability to meet this debt service obligation raises substantial doubt as to the Company’s ability to continue as a going concern. As a result, the Company continues to explore a number of potential strategic alternatives with respect to the Company’s corporate or capital structure.

Management has taken certain actions since 2022 to improve the Company’s liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. In addition to these actions taken in prior years, the Company completed the following transactions in 2025 to continue to improve its liquidity position:
•On August 1, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) and certain ancillary agreements to sell the Mississippi Facility, other than the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, "Property and Equipment").
•During the nine months ended September 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock and paid an aggregate of $2.7 million in cash in exchange for $10.5 million in aggregate principal amount of the Senior Notes.
•During the three months ended September 30, 2025, the Company completed two separate tender/exchange offers (the “Tender/Exchange Offers”), each of which consisted of separate concurrent offers to purchase for cash, or issue a new series of 10.00% Senior Notes due 2030 (the “New Notes”) in exchange for, its outstanding 8.50% Senior Notes. Pursuant to the Tender/Exchange Offers, the Company purchased $14.7 million in aggregate principal amount of the Senior Notes for a total of $5.5 million in cash and exchanged $4.9 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes.
Following the conclusion of the privately negotiated exchanges and Tender/Exchange Offers, the Company had $38.4 million and $4.1 million in aggregate principal amount and capitalized contractual interest payments, respectively, in connection with the Senior Notes outstanding. The Senior Notes mature on October 31, 2026 and payment of all outstanding principal shall be due on October 31, 2026. See Note 5, “Debt” for additional information.
The Company is considering various items to address the Senior Notes obligations, ~~i~~ncluding:
•The retirement or purchase of its outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.
•Issuances of new debt to refinance or fully settle the existing Senior Notes.
•The sale of assets, including the remaining 152 acres in Spartanburg, South Carolina (the “South Carolina Land”, which remains held for sale, and the Company anticipates completing a sale of the land within the next 12 months.
The Company’s cash flow projections indicate that it will have sufficient liquidity to meet its cash requirements through the third quarter of 2026 but will not be sufficient to meet the debt payments due in October 2026. The Company’s operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. Additionally, the inability to procure and comply with the permits and licenses required to operate the Company’s facilities, including the Title V Air Permit for the New York Facility, which is subject to a Stipulation of Settlement but may still face legal challenges by third party environmental groups (see Note 10, “Commitments and Contingencies”), may have an adverse impact on its ability to meet cash flow forecasts.
Given the uncertainty regarding the Company’s financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
There have been no material changes to the significant accounting policies, except as described herein, for the nine months ended September 30, 2025.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to software development stages and require entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The update permits entities to apply the guidance on a prospective transition approach, modified transition approach or retrospective transition approach. The update is effective for all entities for annual periods beginning December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects this guidance will have no impact to its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this guidance narrow the scope to exclude certain contracts from derivative accounting in Topic 815 and clarify the accounting for share-based noncash consideration from a customer in Topic 606. The amendments in this update are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company expects this guidance will have no impact to its consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all entities with a practical expedient allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Entities, other than a public business entity, that elect the practical expedient are permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. This guidance becomes effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuances. Application of the amendments are to be made prospectively. The Company elected to early adopt the guidance in this update effective July 1, 2025. The adoption of ASU 2025-05 did not have an effect on the Company's financial statements.

4. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following at September 30, 2025 and December 31, 2024:

$ in thousands	Estimated Useful Lives	September 30, 2025	December 31, 2024
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	32,125	36,182
Miner facility infrastructure	10 years	10,810	13,227
Land	N/A	2,020	1,952
Equipment	5 years	45	45
Construction in process	N/A	345	1,834
		46,867	54,762
Less: Accumulated depreciation		(27,132)	(24,463)
		$19,735	$30,299

Total depreciation expense was $3.0 million and $3.4 million for the three months ended September 30, 2025 and 2024, respectively, and $9.3 million and $9.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Mississippi Facility
On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million, which the Company financed with cash on hand. On August 1, 2025, Greenidge Mississippi LLC, a wholly owned subsidiary of the Company, entered into the APA and certain ancillary agreements to sell certain assets comprising the Mississippi Facility, other than the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, and miners to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for an aggregate purchase price of $4.2 million in cash. The sale of the facility closed on September 16, 2025 and a gain of $1.8 million was recognized on the sale.
On May 28, 2025, the Company closed on the purchase of a parcel of land containing approximately 34 acres located in Columbus, Mississippi for a purchase price of $0.2 million.
Sale of Equipment

During the nine months ended September 30, 2025, Greenidge sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million resulting in a loss on the sale of assets of $0.1 million. No construction in process assets were sold in the three months ended September 30, 2025.
Impairment
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. There were no triggering events identified as of September 30, 2025.
There were no impairment charges during the three months ended September 30, 2024. The Company recognized an impairment charge of $0.2 million of property and equipment, net, during the nine months ended September 30, 2024. The impairment was related to miners no longer viable for operation.

5. DEBT
The following table provides information on the Company’s debt agreements as of September 30, 2025 and December 31, 2024:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	September 30, 2025	December 31, 2024
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$42,491	$68,541
Senior Unsecured Notes	July 2025/September 2025	June 2030	10.0%	2,245	3,358	—
Total Debt					45,849	68,541
Less: Debt discount and issue costs					—	(473)
Total debt at book value					45,849	68,068
Less: Current portion					(3,535)	—
Long-term debt, net of current portion and deferred financing fees					$42,314	$68,068
The Company incurred interest expense of $0.2 million and $1.8 million during the three months ended September 30, 2025 and 2024, respectively, detailed in the table below. The Company incurred interest expense of $3.9 million and $5.4 million during the nine months ended September 30, 2025 and 2024, respectively, detailed in the table below.
The following table details our interest expense related to the Senior Notes and the Equity Interest Payment Agreement (defined below) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense on Senior Notes	$42	$1,534	$2,772	$4,603
Amortization of debt (premium) discount and issuance costs	—	295	(738)	824
Total interest expense on Senior Notes	$42	$1,829	$2,034	$5,427
Interest expense on Equity Interest Payment Agreement	196	—	1,817	—
Other interest expense	6	3	6	12
Total interest expense	$244	$1,832	$3,857	$5,439
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
During the nine months ended September 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock. The shares of the Company’s Class A common stock were issued with an aggregate fair value of $1.5 million, as well as cash payments totaling $2.7 million, in exchange for $10.5 million in aggregate principal amount of the Senior Notes.
During the three months ended September 30, 2025, the Company completed the Tender/Exchange Offers. Pursuant to the Tender/Exchange Offer, the Company purchased $14.7 million in aggregate principal amount of the Senior Notes for a total of $5.5 million in cash and exchanged $4.9 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of the New Notes.
The Company concluded the privately negotiated exchanges and Tender/Exchange Offers met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The adjusted carrying value of the Senior Notes and New Notes (collectively the “Notes”) exceeded the undiscounted cash flows of the Notes, and therefore, the Company wrote down the carrying value of the Notes to the undiscounted future cash flows of the Notes and recognized a gain on troubled debt restructuring of $11.5 million during the three and nine months ended September 30, 2025. Following the conclusion of the privately negotiated exchanges and Tender/Exchange Offers, the Company had $38.4 million and $4.1 million in aggregate principal amount and capitalized contractual interest payments, respectively, in connection with the Senior Notes outstanding and $2.2 million and $1.1 million in aggregate principal amount and capitalized contractual interest payments, respectively, in connection with the New Notes outstanding.
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
Minimum Future Principal Payments
Minimum future principal payments on debt at September 30, 2025 were as follows:

$ in thousands
Remainder of 2025	$—
2026	38,410
2027	—
2028	—
Thereafter	2,245
Total	$40,655
Fair Value Disclosure
The notional value and estimated fair value of the Company’s Senior Notes totaled $38.4 million and $15.3 million, respectively, at September 30, 2025 and $68.5 million and $24.8 million, respectively, at December 31, 2024. The notional value of the Senior Notes does not include contractual interest payments of $4.1 million and unamortized discounts and debt issuance costs of $0.5 million at September 30, 2025 and December 31, 2024, respectively. The estimated fair value of the Senior Notes was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. The Company believes the notional value of the New Notes of $2.2 million at September 30, 2025, which does not include contractual interest payments of $1.1 million, approximates its fair value.

6. EARNINGS (LOSS) PER SHARE
The Company calculates basic net income (loss) per share by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. The diluted net income (loss) per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.
The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income (loss)	$11,958	$(6,367)	$2,276	$(15,879)
Denominator
Basic weighted average shares outstanding	15,659	10,652	14,954	10,040
Dilutive effect of service based restricted stock units	232	—	125	—
Diluted weighted average shares outstanding	15,891	10,652	15,079	10,040

Net income (loss) per share:
Basic	$0.76	$(0.60)	$0.15	$(1.58)
Diluted	$0.75	$(0.60)	$0.15	$(1.58)
For the three and nine months ended September 30, 2024, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Anti-dilutive securities	2025	2024	2025	2024
Restricted stock units	22	160	90	160
Common shares issuable upon exercise of stock options	293	483	293	483
Common shares issuable upon exercise of warrants	1,261	1,441	1,261	1,441
Total	1,576	2,084	1,644	2,084
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
The Company’s unvested RSA and RSU award activity for the nine months ended September 30, 2025 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	131,347	$3.31
Granted	825,106	$0.88
Vested	(435,701)	$1.47
Forfeited	(37,573)	$1.55
Unvested at September 30, 2025	483,179	$0.96
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At September 30, 2025, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 2.28 years.
Common Stock Options
The Company’s common stock options activity for the nine months ended September 30, 2025 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	482,492	$15.75
Forfeited	(61,760)	$13.20
Expired	(128,059)	$14.95
Outstanding at September 30, 2025	292,673	$16.63	7.28	$—
Exercisable as of September 30, 2025	213,507	$21.07	6.93	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At September 30, 2025, there was approximately $0.2 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.06 years.
Stock-Based Compensation
The Company recognized stock-based compensation benefit of $0.3 million, which was due to forfeited options during the period, and stock-based compensation expense of $0.4 million during the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three months ended September 30, 2025 and 2024 was 0.0% and a benefit of 1.8%, respectively, and for the nine months ended September 30, 2025 and 2024 was a benefit of 2.0% and 0.7%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets, as well as receiving refunds during 2025 in connection with prior tax periods and an adjustment for the New York State income tax receivable during 2024 upon the completion of the 2023 tax return. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, and concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter.
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
From the Effective Date through September 30, 2025, Greenidge issued an aggregate of 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, of which no shares were issued during the three and nine months ended September 30, 2025.
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
From October 1, 2022 through September 30, 2025, Greenidge issued an aggregate of 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued during the three and nine months ended September 30, 2025.

Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded Class A common stock purchase warrant (the “Pre-Funded Warrant”) for 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the year ended December 31, 2024, which resulted in the issuance of 810,205 Class A shares of common stock. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant (the “Armistice Warrant”) entitling Armistice, commencing on August 14, 2024, to acquire up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”). The Warrant Shares remained unexercised as of September 30, 2025.
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
Warrants
There was no activity for warrants issued by the Company during the nine months ended September 30, 2025.
The following table summarizes information about warrants outstanding at September 30, 2025:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Debt Exchange Agreements
During the nine months ended September 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock. The shares of the Company’s Class A common stock were issued with an aggregate fair value of $1.5 million, as well as cash payments totaling $2.7 million, in exchange for $10.5 million in aggregate principal amount of the Senior Notes.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the “Equity Interest Payment Agreement”), pursuant to which and as consideration for Atlas Holdings LLC’s, the Company’s controlling shareholder and a related party (collectively with its affiliates, “Atlas”), continued credit support with respect to the letters of credit mentioned in Note 12, “Related Party Transactions,” totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on The Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%.

In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million. On April 8, 2025, the Company issued an additional 90,954 shares of Class A common stock to settle the equity interest payment for Q1 2025, of which the fair value of the Class A common stock issue was $0.1 million. On July 2, 2025, the Company issued an additional 131,937 shares of Class A common stock to settle the equity interest payment for Q2 2025, of which the fair value of the Class A common stock issued was $0.2 million. On October 9, 2025, the Company issued an additional 102,286 shares of Class A common stock to settle the equity interest payment for Q3 2025, of which the fair value of the Class A common stock issued was $0.2 million, for a cumulative total of 1,077,919 shares of Class A common stock issued pursuant to the Equity Interest Payment Agreement as of the filing date of this report, with an aggregate fair value of $1.9 million, which was recognized as interest expense in the consolidated statements of operations and comprehensive loss.

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
Title V Air Permit Renewal Litigation

In late June 2022, the New York State Department of Environmental Conservation (“NYSDEC”) announced its denial of the Title V Air Permit renewal application (the “Renewal Application”) for the Company’s New York Facility. The Company filed a notice with NYSDEC in July 2022 requesting a hearing on NYSDEC’s decision as part of its efforts to secure a new permit. In September 2023, the administrative law judge presiding over the hearing issued a ruling (the “Issues Ruling”) with respect to the status of the parties and certain issues to be adjudicated in the hearing. The Company submitted an interim appeal with NYSDEC thereafter challenging such ruling with a motion to stay the broader appeals process while the interim appeal was being resolved. On May 8, 2024, the Company’s interim appeal to NYSDEC and request for an adjudicatory hearing were ultimately denied, and the June 2022 non-renewal of the Company’s Title V Air Permit was affirmed by NYSDEC’s Regional Director for Region 7 (the “Regional Director”), which rendered NYSDEC’s decision final for purposes of seeking judicial review. On August 15, 2024, the Company filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules against NYSDEC in New York Supreme Court, Yates County (the "Court"), seeking declaratory and injunctive relief relating to NYSDEC’s denial of the Renewal Application for the New York Facility, including, among other things, to (i) annul NYSDEC’s June 2022 denial of the Renewal Application and the May 8, 2024 affirmation of such denial by the Regional Director; (ii) issue certain declaratory judgments with respect to NYSDEC’s interpretation of the New York Climate Leadership and Community Protection Act on which the denial of the Renewal Application was predicated; and (iii) enjoin NYSDEC from taking any action to request that the New York Facility cease operations. On August 20, 2024, the Company submitted a motion to the Court by Order to Show Cause seeking a temporary restraining and preliminary injunction (the “TRO Request”) permitting the New York Facility to continue operations during the pendency of the Article 78 proceeding. Subsequent to submission of the TRO Request, Greenidge and NYSDEC agreed to a briefing schedule with the respect to the TRO Request, with a hearing before the Court which occurred in late October 2024. In connection with the agreed-upon briefing schedule, NYSDEC agreed that Greenidge need not (i) cease operations of any air contamination sources located at the New York Facility, (ii) render such air contamination sources inoperable, or (iii) relinquish the Title V Air Permit until November 1, 2024 (the “November 1 Stay”). On October 29, 2024, a hearing was held before the Court and a stipulation on the record was entered into between the Company and NYSDEC, agreeing to extend the November 1 Stay through November 14, 2024 (the “November 14 Stay”).

On November 14, 2024, the Court issued a decision (the “November 14 Decision”) on the Article 78 proceeding (i) annulling the denial of the Renewal Application and NYSDEC’s order to shut down the New York Facility; (ii) finding that, in utilizing its authority to issue the denial of the Renewal Application, NYSDEC acted in a manner that was both affected by errors of law and arbitrary and capricious; and (iii) remanding the matter to NYSDEC for further proceedings consistent with the November 14 Decision. On December 13, 2024, the Company filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department (the “Fourth Department”), appealing the November 14 Decision to the extent that the Court: (i) erred in holding that NYSDEC had the authority to deny the Renewal Application pursuant to Section 7(2) of the Climate Leadership and Community Protection Act (“CLCPA”) and Part 621 of Title 6 of the New York Code of Rules & Regulations; (ii) failed to define the term “statement of justification” or declare the scope of analysis required by that Section 7(2) requirement, which definition and scope was a critical component of Greenidge’s Article 78 challenge of NYSDEC’s Final Decision, and was included in Greenidge’s request for declaratory judgment; (iii) erred in holding that the analytical framework required by Section 7(2) of the CLCPA can be compartmentalized, such that NYSDEC need not even consider mitigation proposals with respect to its inconsistency analysis or as to the purported “justification” element of the CLCPA; and (iv) erred in finding that NYSDEC’s determination, that approving the Renewal Application would be inconsistent with the CLCPA, was rational, which appeal was perfected by the Company on June 14, 2025 and is scheduled to be heard during the Fourth Department’s term commencing January 2026 (subject to such appeal's withdrawal discontinuance pursuant to the terms of the Stipulation, as defined and described below). Prior to that time, on December 9, 2024, the Administrative Law Judge (“ALJ”) assigned to the Greenidge administrative proceedings before NYSDEC’s Office of Hearings and Mediation Services (“OHMS”) notified the parties of its intent to hold a status conference given the Court’s remittance of the matter back to NYSDEC, which was held on December 16, 2024. On December 19, 2024, the Company submitted a motion by Order to Show Cause to the Court requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which was denied on January 24, 2025. On January 27, 2025, the Company submitted a motion by Order to Show Cause to the Fourth Department requesting a stay of NYSDEC’s administrating proceedings with respect to the Renewal Application, which motion was denied on February 24, 2025. On February 7, 2025, the Company submitted a renewed appeal (the “Renewed Appeal”) of the Issues Ruling to NYSDEC’s Commissioner, and further appealed the ALJ’s determination that the Renewal Application must proceed to an adjudicatory hearing rather than revert back to NYSDEC Staff. On March 31, 2025, the Regional Director issued an interim decision with respect to the Renewed Appeal (i) affirming the full party status of each of Seneca Lake Guardian, The Committee to Preserve the Finger Lakes, Fossil Free Tompkins and Sierra Club-Atlantic Chapter (the “Third-Party Intervenors”) and (ii) remanding the Renewal Application to OHMS for the purpose of holding an adjudicatory hearing with respect to the nature and extent of the required statement of justification, as well as the extent and type of mitigation measures, each as required by Section 7(2) of the CLCPA. On July 31, 2025, the ALJ granted a joint request by the Company and NYSDEC for an adjournment on the hearing scheduled to commence on August 5, 2025, solely on the issue of justification, to November 18, 2025 and hearing dates for the remaining adjudicable issues expected to continue through January 2026 (subject to discontinuance pursuant to the terms of the Stipulation, as defined and described below). On August 11, 2025, the Third-Party Intervenors submitted a motion to the ALJ to expedite the administrative hearing with respect to justification to dates in September or October 2025, which was denied.

Stipulation of Settlement with NYSDEC

On November 7, 2025, the Company entered into a Stipulation of Settlement (the “Stipulation”) with NYSDEC, which provides a pathway to resolving ongoing administrative and judicial proceedings concerning renewal of the Company’s Title V Air Permit for the New York Facility consistent with the CLCPA. Pursuant to the terms of the Stipulation, the Company submitted to NYSDEC an application (the “Application”), supplementing the Renewal Application to modify and renew its existing Title V Air Permit to incorporate new greenhouse gas (“GHG”) emissions limits and related monitoring and reporting requirements set forth in the Stipulation. Pursuant to the terms of the Stipulation, NYSDEC agreed to process the Application pursuant to the New York State Uniform Procedures Act and 6 NYCRR Part 621, and issue a draft Title V permit modification and renewal (the “Draft Title V Permit”) that includes substantially the same conditions as the Renewal Application and the GHG limits and reporting obligations agreed upon in the Stipulation. The Draft Title V Permit will be subject to a public notice and comment period in addition to a 45-day review period by the U.S. Environmental Protection Agency. Upon completion of the administrative process and withdrawal of Greenidge’s pending appeal before the Fourth Department, NYSDEC will issue a final Title V Air Permit consistent with the GHG emission limits set forth in Schedule 1 of the Stipulation. The Company’s existing Title V Air Permit remains valid pursuant to Section 401(2) of the New York State Administrative Procedure Act throughout the administrative process set forth in the Stipulation.

On November 12, 2025, the Third-Party Intervenors delivered a letter to the ALJ objecting to the Stipulation and alleging that the Stipulation, among other things, (i) is procedurally improper because it was negotiated without adequate notice to, or participation by, the Third-Party Intervenors and was entered into without the consent, or a full briefing, of all parties to the administrative hearing; (ii) fails to establish that the proposed Title V Air Permit modification ensures consistency with the CLCPA or moots issues raised in the administrative proceeding; and (iii) contradicts the finality of NYSDEC’s denial of the Renewal Application by purporting to modify the draft Title V Air Permit submitted in connection therewith.

The Company’s attempts to secure a new permit or to renew its existing permit (as modified by the Stipulation), and the associated legal and administrative challenges, have caused, and may continue, to cause the Company to incur additional costs and result in the diversion of management attention, which could adversely affect the Company’s business, financial condition and results of operations. The Stipulation halts these proceedings and provides a pathway to renewal of the Title V Air Permit; however, there can be no assurance of successful final issuance of a Title V Air Permit, compliance with the newly stipulated GHG limits, or the absence of third-party challenges before, during or after the public comment period. The Company’s inability to succeed in securing a Title V Air Permit for the New York Facility could have a material adverse effect on the Company’s business, financial condition, and operating results, and its ability to meet its long-term debt obligations. See also Note 2, “Summary of Significant Accounting Policies” for additional information.

Environmental Liabilities

The Company has a coal combustion residual (“CCR”) liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of September 30, 2025 and December 31, 2024. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company was required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. On October 1, 2025, the Company provided a beneficial use demonstration to support a two-year extension of the deadline to initiate closure. With this two-year extension, the deadline for Greenidge to either initiate closure of the C-Pond or to demonstrate the need for an additional two-year extension under 40 C.F.R. § 257.102(e)(2)(ii) will be October 10, 2027. Beneficial use is the recycling or reuse of CCR in lieu of disposal by landfill and is most commonly used in the production of concrete and certain other building materials. The Company has completed initial chemical composition testing to support that it meets the requirements for beneficial use cases, which could eliminate the landfill disposal expenses, but would not alter the closure by removal plan. Further economic and viability analysis is required in order to initiate a material change to the closure plan and therefore no changes to the liability or closure plan assumptions have been made as of September 30, 2025.

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

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations (“ASC 410-30”), the Company has recorded an environmental liability of $13.4 million as of September 30, 2025 and December 31, 2024. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.3%. The Company deposited $1.3 million into a trust during the first quarter of 2025 in connection with the environmental liabilities, which is presented in other long-term assets in the consolidated balance sheet.

Commitments
The Company entered into a contract with Empire Pipeline Incorporated (“Empire”) in September 2020 which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the nine months ended September 30, 2025, the Company recognized $2.9 million of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation) in the consolidated statements of operations and comprehensive loss. There was no variable lease cost in connection with the capacity lease agreement during the nine months ended September 30, 2024. Effective March 31, 2025, the Company concluded that the portion of the contract consideration became fixed, creating a required minimum usage of 7.5 MW at a cost of $58.50 per MWh. As such, the Company re-assessed and re-allocated consideration in the contract to separate lease components and the non-lease components using relative standalone prices. The Company concluded that the portion of the contract consideration allocated to the lease component was de minimis and, therefore, no ROU asset and lease liability were recorded in the consolidated balance sheets.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a ROU asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement of such operating lease in August 2024.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 41% and 53% of the Company’s revenue during the three months ended September 30, 2025 and 2024, respectively, as well as 38% and 50% of the Company’s revenue during the nine months ended September 30, 2025 and 2024, respectively. The single hosting customer has the option to terminate the hosting agreement with 6 months' notice.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from the Company’s pool operator customer accounted for approximately 25% and 26% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 27% and 34% of the Company’s revenue during the nine months ended September 30, 2025 and 2024, respectively.
The Company has one major power customer, NYISO, that accounted for 31% and 21% of its revenue for the three months ended September 30, 2025 and 2024, respectively, and 35% and 16% of the Company’s revenue during the nine months ended September 30, 2025 and 2024, respectively.
The Company has one natural gas vendor that accounted for approximately 39% and 33% of cost of revenue for the three months ended September 30, 2025 and 2024, respectively, and 45% and 36% of the Company’s revenue during the nine months ended September 30, 2025 and 2024, respectively.

12. RELATED PARTY TRANSACTIONS
As of September 30, 2025, Atlas controlled 70.0% of the voting power of the Company’s outstanding capital stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq’s corporate governance standards.

Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at September 30, 2025 and December 31, 2024, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, “Commitments and Contingencies” for further details.

Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at September 30, 2025 and December 31, 2024, payable to Empire in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
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

Mississippi Facility

On April 10, 2024, the Company closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space, from a subsidiary of Motus Pivot Inc., a portfolio company of Atlas. The purchase price was $1.45 million. This property provided the Company with access to 32.5 MW of additional power capacity. The transaction closed in April 2024 and the Company deployed 8.5 MW of miners on the property. The Company sold certain assets of the site on September 16, 2025. See Note 4, “Property and Equipment.”
Equity Interest Payment Agreement
The Company entered into the Equity Interest Payment Agreement, pursuant to which and as consideration for Atlas’ continued credit support with respect to the letters of credit mentioned above, totaling $8.6 million, the Company shall pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments shall be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on The Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%. The Company recognized interest expense of $0.2 million and $0.5 million during the three and nine months ended September 30, 2025, respectively, in connection with the Equity Interest Payment Agreement.
In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.4 million. On April 8, 2025, the Company issued an additional 90,954 shares of Class A common stock to settle the equity interest payment for Q1 2025, of which the fair value of the Class A common stock issue was $0.1 million. On July 2, 2025, the Company issued an additional 131,937 shares of Class A common stock to settle the equity interest payment for the second quarter of 2025, of which the fair value of the Class A common stock issued was $0.2 million. On October 9, 2025 the Company issued an additional 102,286 shares of Class A common stock , of which the fair value was $0.2 million, for a cumulative total of 1,077,919 shares of Class A common stock issued pursuant to the Equity Interest Payment Agreement as of the filing date of this report, with an aggregate fair value of $1.9 million, which was recognized as interest expense in the consolidated statements of operations and comprehensive loss.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. Greenidge did not reimburse Atlas or its affiliates for any such costs during the three and nine months ended September 30, 2025.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, the Company receives payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the Condensed Consolidated Balance Sheets.
Changes in the Contract liability balance for the nine months ended September 30, 2025 were as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2024	$2,339
Revenue recognized	(2,339)
Deposits received	2,147
Balance as of September 30, 2025	$2,147
Prepaid expenses and accrued expenses

$ in thousands	September 30, 2025	December 31, 2024
Prepaid expenses:
Electric deposits	$588	$588
Prepaid insurance	1,304	1,279
Other	719	750
Total	$2,611	$2,617

Accrued expenses:
Accrued interest	$—	$974
Other	4,108	3,258
Total	$4,108	$4,232
Greenidge had the following noncash investing and financing activities:

	Nine Months Ended September 30,
$ in thousands	2025	2024
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$—	$22
Property and equipment purchases in accounts payable	$34	$174
Common stock issued in exchange for reduction in debt	$1,462	$—
Shares issued to settle extension fees and accrued interest for stand-by letters of credit	$1,651	$—
Accrued interest added to principal of Senior Notes due 2030	$93	$—
Sale of equipment in exchange for receivable	$—	$1,200
Right-of-use asset obtained in exchange for operating lease liability	$—	$156
The following table provides supplemental cash flow information for cash paid for interest:

	Nine Months Ended September 30,
$ in thousands	2025	2024
Cash paid for interest	$4,049	$4,603

14. DIGITAL ASSETS
The following table presents the Company’s bitcoin holdings as of September 30, 2025 and December 31, 2024 (in thousands, except bitcoin held):

Digital assets holdings	September 30, 2025	December 31, 2024
Number of bitcoin held	53.6	74.5
Carrying basis of bitcoin	$6,000	$5,523
Fair Value of bitcoin	$6,118	$6,950
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of the Company’s digital assets (in thousands):

Digital assets:	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance at fair value	$7,299	$6,950
Additions	4,178	12,639
Dispositions	(5,822)	(15,044)
Gain on digital assets	463	1,573
Ending balance	$6,118	$6,118
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of September 30, 2025, the Company held no other digital assets.

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
As of September 30, 2025 and December 31, 2024, the carrying amount of accounts receivable, prepaid expenses and other assets, emissions and carbon offset credits, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,950	$—	$—	$6,950

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,118	$—	$—	$6,118
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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in thousands	2025	2024	2025	2024
Segment revenue	$15,220	$12,351	$47,323	$44,741
Less:
Natural gas expense	4,561	3,248	17,812	11,696
Electricity for mining expense	1,057	1,034	3,550	1,761
Emissions expense	2,252	2,666	7,106	6,154
Hosting fee expense	137	380	432	3,267
Other cost of revenue (a)	3,016	2,029	8,972	8,267
Segment gross profit	$4,197	$2,994	$9,451	$13,596

Selling, general and administrative	3,069	3,720	8,951	13,199
Depreciation	3,026	3,390	9,336	9,909
Impairment of long-lived assets	—	—	—	169
Gain on digital assets	(463)	(156)	(1,573)	(204)
(Gain) loss on sale of assets	(1,739)	693	(1,384)	661
Gain on insurance proceeds	—	—	(399)	—
Interest expense, net	244	1,832	3,857	5,439
Change in fair value of warrant asset	—	—	—	420
Loss on liquidation of subsidiary	—	—	348	—
Gain on troubled debt restructuring	(11,496)	—	(11,496)	—
Other income, net	(402)	—	(421)	—
Benefit from income taxes	—	(118)	(44)	(118)
Segment net income (loss)	$11,958	$(6,367)	$2,276	$(15,879)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses

17. SUBSEQUENT EVENTS
Subsequent events have been evaluated through November 13, 2025, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein except as stated directly below.
Stipulation of Settlement with NYSDEC
On November 7, 2025, the Company entered into a Stipulation of Settlement with NYSDEC, providing a pathway for the issuance of a five-year Title V Air Permit for the New York Facility, consistent with the CLCPA, and resolving ongoing administrative and judicial proceedings related thereto. See Note 10, “Commitments and Contingencies—Legal Matters,” including, without limitation, the subsections titled “Title V Air Permit Renewal Litigation” and “Stipulation of Settlement with NYSDEC.”

Equity Interest Payment
On October 9, 2025, the Company issued an aggregate of 102,286 shares of the Company's Class A common stock to settle the interest payment obligation for the third quarter of 2025 in connection with the Equity Interest Payment Agreement, a related party transaction approved by the Company's Board of Directors.
Tender/Exchange Offer
On November 6, 2025, the Company announced the expiration and final results of a third tender/exchange offer (the “Third Tender/Exchange Offer”), which consisted of separate concurrent offers to purchase for cash, or issue New Notes in exchange for, its Senior Notes, which commenced on October 6, 2025. Pursuant to the Third Tender/Exchange Offer, the Company purchased $0.3 million in aggregate principal amount of the Senior Notes for a total of $0.1 million in cash and exchanged $0.1 million in aggregate principal amount of the Senior Notes for less than $0.1 million in aggregate principal amount of the New Notes. Following the conclusion of the Third Tender/Exchange Offer on November 5, 2025, the Company had $38.1 million in aggregate principal amount of Senior Notes outstanding and $2.3 million in aggregate principal amount of New Notes outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc., together with its consolidated subsidiaries (“Greenidge” or the “Company”), for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and nine months ended September 30, 2025 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge’s Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge,“ “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We own cryptocurrency datacenter operations in Torrey, New York (the “New York Facility”) and lease property for purposes of operating a cryptocurrency datacenter in Underwood, North Dakota (the “North Dakota Facility”). The New York Facility is a vertically integrated cryptocurrency datacenter and power generation facility with an approximately 106 megawatt (“MW”) nameplate capacity, natural gas power generation facility.
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
Our datacenter operations consist of approximately 25,400 miners with approximately 2.9 EH/S of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners or 1.8 EH/s, is associated with datacenter hosting and 7,200 miners, or 1.1 EH/s is associated with our cryptocurrency mining.
Recent Developments
Highlights from the three months ended September 30, 2025 and subsequent events through the date of this filing:
•On November 7, 2025, we entered into a Stipulation of Settlement with NYSDEC, providing a pathway for the issuance of a five-year Title V Air Permit for the New York Facility, consistent with the CLCPA, and resolving ongoing administrative and judicial proceedings related thereto. See Note 10, “Commitments and Contingencies—Legal Matters,” including, without limitation, the subsections titled “Title V Air Permit Renewal Litigation” and “Stipulation of Settlement with NYSDEC,” in the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
•We have extinguished approximately 47.3% of the original $72,200,000 aggregate principal amount of our 8.50% Senior Notes due October 2026 (the “Senior Notes”), totaling $34,124,700 in principal amount (or 1,364,988 Senior Notes, each with a $25 principal value), for either cash or shares of our Class A common stock, in the aggregate, from October 24, 2024 through the date of this filing. On November 6, 2025, pursuant to our third offering of separate concurrent offers to purchase for cash, or issue a new series of 10.00% Senior Notes Due due 2030 (each with a $11 principal value) (collectively, the “New Notes”) in exchange for, the Senior Notes (such transaction, the “Third Tender/Exchange Offer”), we purchased $0.3 million in aggregate principal amount of the Senior Notes for a total of $0.1 million in cash and exchanged $0.1 million in aggregate principal amount of the Senior Notes for less than 0.1 million in aggregate principal amount of the New Notes. Following the conclusion of our Third Tender/Exchange Offer, we had $38.1 million in aggregate principal amount of Senior Notes outstanding and $2.3 million in aggregate principal amount of New Notes outstanding. See Note 5, “Debt”

and Note 9, “Stockholders’ Deficit,” in the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
•On August 1, 2025, Greenidge Mississippi LLC, our wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) to sell certain assets comprising our plant in Columbus, Mississippi, excluding any bitcoin miners and the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for a purchase price of $3.9 million in cash. On September 16, 2025, concurrent with the closing of the transaction, we sold certain miners to the Buyer for an additional $0.3 million. We continue to evaluate potential uses for the retained industrial warehouse space, including a possible sale or lease.
•During the three months ended September 30, 2025, we did not issue any shares of our Class A common stock under the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (See Note 9, “Stockholders’ Deficit - Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC”). As of the filing date of this report, we do not plan to sell any shares of our Class A common stock pursuant to the Common Stock Purchase Agreement; however, there can be no assurance that we will not do so at, above or below prevailing market prices for our shares of Class A common stock as of the date of filing.

Results from Operations - Three Months Ended September 30, 2025
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended September 30, 2025 versus the three months ended September 30, 2024, unless otherwise specified.

	Three Months Ended September 30,		Variance
	2025	2024	$	%
REVENUE:
Datacenter hosting	$6,304	$6,490	$(186)	(3)%
Cryptocurrency mining	4,178	3,267	911	28%
Power and capacity	4,738	2,594	2,144	83%
Total revenue	15,220	12,351	2,869	23%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	11,023	9,357	1,666	18%
Selling, general and administrative	3,069	3,720	(651)	(18)%
Depreciation	3,026	3,390	(364)	(11)%
Gain on digital assets	(463)	(156)	(307)	197%
(Gain) loss on sale of assets	(1,739)	693	(2,432)	(351)%
Total operating costs and expenses	14,916	17,004	(2,088)	(12)%
Operating income (loss)	304	(4,653)	4,957	(107)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(244)	(1,832)	1,588	(87)%
Gain on troubled debt restructuring	11,496	—	11,496	N/A
Other income, net	402	—	402	N/A
Total other income (expense), net	11,654	(1,832)	13,486	(736)%
Income (loss) from operations before income taxes	11,958	(6,485)	18,443	(284)%
Benefit from income taxes	—	(118)	118	(100)%
Net income (loss) from operations	$11,958	$(6,367)	$18,325	(288)%

Other Financial Data (a)
EBITDA	$15,228	$(1,263)	$16,491	(1306)%
as a percent of revenues	100.1%	(10.2)%
Adjusted EBITDA	$1,681	$(153)	$1,834	(1199)%
as a percent of revenues	11.0%	(1.2)%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this Management’s Discussion and Analysis (“MD&A”).

Key Metrics
The following table provides a summary of key metrics related to the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Revenue
Datacenter hosting	$6,304	$6,490	$(186)	(3)%
Cryptocurrency mining	4,178	3,267	911	28%
Power and capacity	4,738	2,594	2,144	83%
Total revenue	$15,220	$12,351	$2,869	23%
Components of revenue as % of total
Datacenter hosting	42%	53%
Cryptocurrency mining	27%	26%
Power and capacity	31%	21%
Total revenue	100%	100%
MWh
Datacenter hosting	95,217	115,307	(20,090)	(17)%
Cryptocurrency mining	37,997	48,859	(10,862)	(22)%
Power and capacity	46,698	42,554	4,144	10%
Revenue per MWh
Datacenter hosting	$66	$56	$10	18%
Cryptocurrency mining	$110	$67	$43	64%
Power and capacity	$101	$61	$40	66%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$5,587	$4,975	$612	12%
Cryptocurrency mining	$2,532	$2,605	$(73)	(3)%
Power and capacity	$2,904	$1,777	$1,127	63%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$59	$43	$16	37%
Cryptocurrency mining	$67	$53	$14	26%
Power and capacity	$62	$42	$20	48%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	59	113	(54)	(48)%
Cryptocurrency mining	36	53	(17)	(32)%
Total bitcoins produced	95	166	(71)	(43)%

Average bitcoin price	$114,402	$61,023	$53,379	87%
Average active hash rate (EH/s) Company-owned miners	826,200	791,533	34,667	4%
Average active hash rate (EH/s) Hosted miners	1,331,600	1,663,884	(332,284)	(20)%
Average difficulty	130.0 T	85.9 T	44.1 T	51%

Revenue

During the three months ended September 30, 2025 Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to datacenter hosting. At September 30, 2025, Greenidge datacenter operations consisted of approximately 25,400 miners with approximately 2.9 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, were associated with datacenter hosting and 7,200 miners, or 1.1 EH/s, were associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by us. Our cryptocurrency mining revenue increased $0.9 million, or 28%, to $4.2 million.

We estimate that approximately 59% of the increase was due to the increase in the average price of bitcoin, partially offset by 34% due to increases in the global bitcoin mining difficulty factor. Bitcoin mining difficulty was 51% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, and the average bitcoin price was 87% higher than the prior year.

At September 30, 2025, the miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	700
Bitmain S19 Pro	200
Bitmain S19j Pro	200
Bitmain S19 XP	4,600
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
7,200

The above table excludes 2,300 miners sold to US Digital Mining Mississippi LLC on September 16, 2025. The 2,300 miners contributed to our self-mining operations during the quarter prior to their sale.

As of September 30, 2025, our fleet of miners ranged in age from 0.5 to 4.1 years and had an average age of approximately 2.1 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of September 30, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 21.3 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended September 30, 2025 and 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Cost to mine one bitcoin(1)	$70,333	$49,151
Value of each bitcoin mined(2)	$116,056	$61,642
Cost to mine one bitcoin as % of value of bitcoin mined	60.6%	79.7%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $6.3 million for the three months ended September 30, 2025 and $6.5 million for the three months ended September 30, 2024. This decrease of $0.2 million was due to a 51% increase in average difficulty and a 17% decrease in hosting MWhs, partially offset by an 87% increase in the average price of bitcoin. We managed approximately 1.3 EH/s of average active hash rate in our hosting services, which produced approximately 59 bitcoins.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator (“NYISO”). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power; (2) capacity revenue for committing to sell power to the NYISO when dispatched; and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased $2.1 million, or 83%, to $4.7 million during the three months ended September 30, 2025. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 14% and 68%, respectively.
Cost of revenue (exclusive of depreciation)

	Three Months Ended September 30,		Variance
$ in thousands	2025	2024	$	%
Datacenter hosting	$5,587	$4,975	$612	12%
Cryptocurrency mining	2,532	2,605	(73)	(3)%
Power and capacity	2,904	1,777	1,127	63%
Total cost of revenue (exclusive of depreciation)	$11,023	$9,357	$1,666	18%
As a percentage of total revenue	72.4%	75.8%
Total cost of revenue, exclusive of depreciation, increased $1.7 million, or 18%, to $11.0 million during the three months ended September 30, 2025 as compared to the prior year period. We estimate the increase is composed of approximately 14% due to higher natural gas costs primarily due to a 51% increase in natural gas prices, as well as 4% due to increase in plant repairs and maintenance, partially offset by a 9% decrease in MWh volume at the New York Facility.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $0.7 million, or 18%, to $3.1 million for the three months ended September 30, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total payroll and benefits and stock compensation expense decreased approximately $0.1 and $0.7 million, respectively, in the third quarter of 2025 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost, decrease in incentive compensation and forfeiture of unvested options;

•Total insurance expense decreased approximately $0.2 million in the third quarter of 2025 compared to the prior year period, as a result of a decline in coverage costs related to umbrella, property, and liability policies due to a lower asset base;

•Increase of approximately $0.5 million primarily due to an increase in legal costs in connection with the Tender/Exchange Offers (as defined below); and

•Decrease of approximately $0.1 million due to less environmental remediation expenses incurred in the third quarter of 2025 compared to the prior year period.

Depreciation
Depreciation expense decreased $0.4 million, or 11%, to $3.0 million for the three months ended September 30, 2025 as compared to the prior year period, due to a lower depreciable asset base at the end of the period.
Loss (gain) on digital assets
We recognized a gain on digital assets of $0.5 million for the three months ended September 30, 2025 as a result of an increase in the closing price of bitcoin during the three months ended September 30, 2025, $0.2 million of which was an unrealized gain on bitcoin held in treasury and $0.2 million of which was a realized gain on sale of bitcoin during the quarter. There was a $0.2 million gain on digital assets during the three months ended September 30, 2024.
Loss (gain) on sale of assets
We recognized a gain on the sale of assets of $1.7 million for the three months ended September 30, 2025 as a result of selling assets from our Mississippi plant which comprised miner infrastructure, miners and land as well as other long-lived assets during the quarter. We recognized a loss of $0.7 million on the sale of assets during the three months ended September 30, 2024.
Operating income (loss) from operations
As a result of the factors described above, we reported operating income for the three months ended September 30, 2025 of $0.3 million as compared to an operating loss of $4.7 million in the three months ended September 30, 2024.
Total other income (expense), net
During the three months ended September 30, 2025, total other expense, net decreased by $13.5 million, or 736%, to $11.7 million of other income primarily due to a gain on troubled debt restructuring of $11.5 million, a gain of $0.4 million as a result of a forfeited deposit held in connection with the sale of our South Carolina facility, and a decrease of approximately $1.8 million in interest expense on long-term debt as a result of troubled debt restructuring, which was partially offset by $0.2 million of interest expense incurred in connection with the Equity Interest Payment Agreement.
Benefit from income taxes
Our effective tax rate for the three months ended September 30, 2025 and 2024 was 0% and 2%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets, as well as an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net income (loss) from operations
As a result of the factors described above, we recognized net income of $12.0 million for the three months ended September 30, 2025 as compared to a net loss of $6.4 million for the three months ended September 30, 2024.

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

	Three Months Ended September 30,		Variance
	2025	2024	$	%
EBITDA and Adjusted EBITDA
Net income (loss) from operations	$11,958	$(6,367)	$18,325	(288)%
Benefit from income taxes	—	(118)	118	(100)%
Interest expense, net	244	1,832	(1,588)	(87)%
Depreciation	3,026	3,390	(364)	(11)%
EBITDA	15,228	(1,263)	16,491	(1306)%
Stock-based compensation	(312)	417	(729)	(175)%
(Gain) loss on sale of assets	(1,739)	693	(2,432)	(351)%
Gain on troubled debt restructuring	(11,496)	—	(11,496)	N/A
Adjusted EBITDA	$1,681	$(153)	$1,834	(1199)%
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

Results from Operations - Nine Months Ended September 30, 2025
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the nine months ended September 30, 2025 versus the nine months ended September 30, 2024, unless otherwise specified.

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
REVENUE:
Datacenter hosting	$18,169	$22,582	$(4,413)	(20)%
Cryptocurrency mining	12,639	15,041	(2,402)	(16)%
Power and capacity	16,515	7,118	9,397	132%
Total revenue	47,323	44,741	2,582	6%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation)	37,872	31,145	6,727	22%
Depreciation	9,336	9,909	(573)	(6)%
Selling, general and administrative	8,951	13,199	(4,248)	(32)%
Impairment of long-lived assets	—	169	(169)	(100)%
Gain on digital assets	(1,573)	(204)	(1,369)	671%
(Gain) loss on sale of assets	(1,384)	661	(2,045)	(309)%
Gain on insurance proceeds	(399)	—	(399)	N/A
Total operating costs and expenses	52,803	54,879	(2,076)	(4)%
Operating loss	(5,480)	(10,138)	4,658	(46)%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(3,857)	(5,439)	1,582	(29)%
Loss on liquidation of subsidiary	(348)	—	(348)	N/A
Gain on troubled debt restructuring	11,496	—	11,496	N/A
Change in fair value of warrant asset	—	(420)	420	(100)%
Other income, net	421	—	421	N/A
Total other income (expense), net	7,712	(5,859)	13,571	(232)%
Income (loss) from operations before income taxes	2,232	(15,997)	18,229	(114)%
Benefit from income taxes	(44)	(118)	74	(63)%
Net income (loss) from operations	$2,276	$(15,879)	$18,155	(114)%

Adjusted Amounts (a)
EBITDA	$15,425	$(649)	$16,074	(2477)%
as a percent of revenues	32.6%	(1.5)%
Adjusted EBITDA	$3,103	$2,399	$704	29%
as a percent of revenues	6.6%	5.4%
(a)Adjusted Amounts and Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this MD&A.

Key Metrics
The following table provides a summary of key metrics related to the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Revenue
Datacenter hosting	$18,169	$22,582	$(4,413)	(20)%
Cryptocurrency mining	12,639	15,041	(2,402)	(16)%
Power and capacity	16,515	7,118	9,397	132%
Total revenue	$47,323	$44,741	$2,582	6%
Components of revenue as % of total
Datacenter hosting	38%	50%
Cryptocurrency mining	27%	34%
Power and capacity	35%	16%
Total revenue	100%	100%
MWh
Datacenter hosting	277,120	326,968	(49,848)	(15)%
Cryptocurrency mining	131,453	139,767	(8,314)	(6)%
Power and capacity	160,606	117,321	43,285	37%
Revenue per MWh
Datacenter hosting	$66	$69	$(3)	(4)%
Cryptocurrency mining	$96	$108	$(12)	(11)%
Power and capacity	$103	$61	$42	69%
Cost of revenue (exclusive of depreciation)
Datacenter hosting	$18,355	$16,963	$1,392	8%
Cryptocurrency mining	$8,577	$9,525	$(948)	(10)%
Power and capacity	$10,940	$4,657	$6,283	135%
Cost of revenue per MWh (exclusive of depreciation)
Datacenter hosting	$66	$52	$14	27%
Cryptocurrency mining	$65	$68	$(3)	(4)%
Power and capacity	$68	$40	$28	70%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	193	532	(339)	(64)%
Cryptocurrency mining	125	261	(136)	(52)%
Total bitcoins produced	318	793	(475)	(60)%

Average bitcoin price	$102,120	$60,028	$42,092	70%
Average active hash rate (EH/s) Company-owned miners	878,530	790,142	88,388	11%
Average active hash rate (EH/s) Hosted miners	1,349,490	1,637,777	(288,287)	(18)%
Average difficulty	121.4 T	82.6 T	38.8 T	47%

Revenue
During the nine months ended September 30, 2025, Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to hosting services. At September 30, 2025, Greenidge datacenter operations consisted of approximately 25,400 miners with approximately 2.9 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 18,200 miners, or 1.8 EH/s, is associated with datacenter hosting and 7,200 miners, or 1.1 EH/s, is associated with Greenidge’s cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with ASICs owned or leased by us. Our cryptocurrency mining revenue decreased $2.4 million, or 16%, to $12.6 million. We estimate that approximately 47% of the decrease was due to the increase in the global bitcoin mining difficulty factor and the bitcoin halving that occurred in April 2024, which was partially offset by 35% due to the increase in the average price of bitcoin. Bitcoin mining difficulty was 47% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, the average bitcoin price was 70% higher and our average hash rate increased 11%, primarily attributable to the addition of more efficient miners to our fleet.

At September 30, 2025, the miners associated with Greenidge’s cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	700
Bitmain S19 Pro	200
Bitmain S19j Pro	200
Bitmain S19 XP	4,600
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
7,200

The above table excludes 2,300 miners sold to US Digital Mining Mississippi LLC on September 16, 2025. The 2,300 miners contributed to our self-mining operations during the period prior to their sale.

As of September 30, 2025, our fleet of miners ranged in age from 0.5 to 4.1 years and had an average age of approximately 2.1 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of September 30, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.0 J/TH and had an average efficiency of 21.3J/TH.

The table below presents the average cost of mining each bitcoin for the nine months ended September 30, 2025:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cost to mine one bitcoin(1)	$68,616	$36,494
Value of each bitcoin mined(2)	$101,112	$57,628
Cost to mine one bitcoin as % of value of bitcoin mined	67.9%	63.3%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $18.2 million for the nine months ended September 30, 2025 and $22.6 million for the nine months ended September 30, 2024. This decrease of $4.4 million was due to a 47% increase in average difficulty, a 15% decrease in hosting MWhs due to the shift to more power and capacity volumes primarily in Q1 2025, as well as a decrease in bitcoin rewards due to the bitcoin halving in April 2024, partially offset by a 70% increase in the average price of bitcoin. We managed approximately 1.3 EH/s of average active hash rate in our hosting services, of which produced approximately 193 bitcoins.

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
Our power and capacity revenue increased $9.4 million, or 132%, to $16.5 million during the nine months ended September 30, 2025. We estimate higher average power and capacity prices and higher power and capacity sales volume caused revenue increases of approximately 37% and 95%, respectively, as compared to the prior period.
Cost of revenue (exclusive of depreciation)

	Nine Months Ended September 30,		Variance
$ in thousands	2025	2024	$	%
Datacenter hosting	$18,355	$16,963	$1,392	8%
Cryptocurrency mining	8,577	9,525	(948)	(10)%
Power and capacity	10,940	4,657	6,283	135%
Total cost of revenue (exclusive of depreciation)	$37,872	$31,145	$6,727	22%
As a percentage of total revenue	80.0%	69.6%
Total cost of revenue, exclusive of depreciation, increased $6.7 million, or 22%, to $37.9 million during the nine months ended September 30, 2025 as compared to the prior year period. We estimate the increase is composed of approximately 31% due to higher natural gas costs primarily due to a 52% increase in natural gas prices, as well as a 6% increase due to higher electricity costs compared to the prior period. This was partially offset by 15% due to the reduction in monthly hosting fees paid to third parties for hosting Company-owned miners.
The New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $4.2 million, or 32%, to $9.0 million for the nine months ended September 30, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total insurance expense decreased approximately $1.6 million during the nine months ended September 30, 2025 compared to the prior year period, as a result of declines in coverage costs related to umbrella, property, and liability policies due to a lower asset base;
•Decrease of approximately $0.5 million due to reductions in professional fees and consulting expenses caused by reductions in discretionary costs, primarily related to tax preparation services;
•Total payroll and benefits and stock compensation decreased approximately $0.4 million and $1.2 million, respectively, during the nine months ended September 30, 2025 compared to the prior year period, as a result of declines in employee expenses related to the corporate overhead cost as well as a decrease in incentive compensation and the forfeiture of unvested stock options; and

•Decrease of approximately $0.3 million due to less environmental remediation expenses incurred during the nine months ended September 30, 2025 compared to the prior year period.

Depreciation
Depreciation expense decreased $0.6 million, or 6%, to $9.3 million for the nine months ended September 30, 2025 as compared to the prior year period, due to a lower asset base.
Gain on digital assets
We recognized a gain on digital assets of $1.6 million for the nine months ended September 30, 2025 as a result of an increase in the price of bitcoin during the nine months ended September 30, 2025, which comprised a $0.6 million unrealized gain on digital assets held in treasury and a $0.9 million realized gain on sales of bitcoin during the year. There was a $0.1 million unrealized gain on digital assets and a $0.1 million realized gain on sales of bitcoin during the nine months ended September 30, 2024.
Loss (gain) on sale of assets
We recognized a gain on the sale of assets of $1.4 million for the nine months ended September 30, 2025, which was primarily as a result of selling assets from our Mississippi plant, which comprised miner infrastructure, miners and land as well as other long-lived assets during the year. During the nine months ended September 30, 2024, we recognized a $0.7 million loss on the sale of assets.
Operating loss from operations
As a result of the factors described above, we reported an operating loss for the nine months ended September 30, 2025 of $5.5 million compared with an operating loss of $10.1 million in the nine months ended September 30, 2024.
Total other income (expense), net
During the nine months ended September 30, 2025, we incurred a decrease of $13.6 million, or 232%, to $7.7 million of other income, primarily due to a gain on troubled debt restructuring of $11.5 million, a gain of $0.4 million as a result of a forfeited deposit held in connection with the sale of our South Carolina facility, a decrease of approximately $3.4 million in interest expense on long-term debt as a result of troubled debt restructuring, and a decrease in the change in fair value of warrant asset of $0.4 million, which was partially offset by $1.8 million of interest expense incurred in connection with the Equity Interest Payment Agreement and a loss on liquidation of a foreign subsidiary of $0.3 million.
Benefit from income taxes
Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 2% and 1%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets, as well as tax refunds related to prior tax years received during the nine months ended September 30, 2025, and an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net income (loss)
As a result of the factors described above, we recognized a net income of $2.3 million for the nine months ended September 30, 2025 as compared to a net loss of $15.9 million for the nine months ended September 30, 2024.

Non-GAAP Measures and Reconciliations

	Nine Months Ended September 30,		Variance
	2025	2024	$	%
EBITDA and Adjusted EBITDA
Net income (loss) from operations	$2,276	$(15,879)	$18,155	(114)%
Benefit from income taxes	(44)	(118)	74	(63)%
Interest expense, net	3,857	5,439	(1,582)	(29)%
Depreciation	9,336	9,909	(573)	(6)%
EBITDA	15,425	(649)	16,074	(2477)%
Stock-based compensation	609	1,798	(1,189)	(66)%
(Gain) loss on sale of assets	(1,384)	661	(2,045)	(309)%
Gain on insurance proceeds	(399)	—	(399)	N/A
Gain on troubled debt restructuring	(11,496)	—	(11,496)	N/A
Loss on liquidation of subsidiary	348	—	348	N/A
Change in fair value of warrant asset	—	420	(420)	(100)%
Impairment of long-lived assets	—	169	(169)	(100)%
Adjusted EBITDA	$3,103	$2,399	$704	29%
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
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $7.6 million and digital assets of $6.1 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs.
Management has taken certain actions since 2022 to improve our liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. In addition to these actions taken in prior years, we completed the following transactions in 2025 to continue to improve our liquidity position:
•On August 1, 2025, we entered into an Asset Purchase Agreement (the “APA”) and certain ancillary agreements to sell the Mississippi Facility, other than the adjoining 5.6 acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, "Property and Equipment").
•During the nine months ended September 30, 2025, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 1,242,456 shares of our Class A common stock and paid an aggregate of $2.7 million in cash in exchange for $10.5 million in aggregate principal amount of the Senior Notes.
•During the three months ended September 30, 2025, we completed two separate tender/exchange offers (the "Tender/Exchange Offers"), each of which consisted of separate concurrent offers to purchase for cash, or issue a new series of 10.00% Senior Notes due 2030 (collectively, the “New Notes”) in exchange for, the Senior Notes. Pursuant to the Tender/Exchange Offer, the Company purchased $14.7 million in aggregate principal amount of the Senior Notes for a total of $5.5 million in cash and exchanged $4.9 million in aggregate principal amount of the Senior Notes for $2.2 million in aggregate principal amount of Senior Unsecured Notes due 2030 (the "New Notes").
Our projected operating cash flows are not sufficient to meet our existing debt obligations, specifically the remaining $38.4 million aggregate principal amount of the Senior Notes, which mature on October 31, 2026, and payment of all outstanding principal shall be due on October 31, 2026.
We are considering various items to address the Senior Notes obligations, ~~i~~ncluding:
•The retirement or purchase of our outstanding debt through cash purchases and/or exchanges for equity or other debt, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and to the extent equity is used, dilutive.
•Issuances of new debt to refinance or fully settle the existing Senior Notes.
•The sale of assets, including the South Carolina land, which remains held for sale, and we anticipate completing a sale for within the next 12 months.
Our cash flow projections indicate that we will have sufficient liquidity to meet our cash requirements through the third quarter of 2026, but will not be sufficient to meet the debt payments due in October 2026. Our cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin earned. Increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin earned. Increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurances that these assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. Additionally, the inability to procure and comply with the permits and licenses required to operate our facilities, including the Title V Air Permit for the New York Facility, which is currently subject to a Stipulation of Settlement but may still face legal challenges by third party environmental groups (see Note 10, “Commitments and Contingencies”), may have an adverse impact on its ability to meet cash flow forecasts.
Given the uncertainty regarding our financial condition over the next 12 months from the date our financial statements in this Quarterly Report on Form 10-Q were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at September 30, 2025, and the years in which these obligations are due:

$ in thousands	Total	2025	2026-2027	2028-2029	Thereafter
Debt payments	$45,849	$918	$42,124	$449	$2,358
Leases	144	9	76	59	—
Self-mining capacity obligation	13,458	969	7,687	4,802	—
Environmental obligations	30,682	250	9,542	10,770	10,120
Natural gas transportation	9,480	474	3,792	3,792	1,422
Total	$99,613	$2,620	$63,221	$19,872	$13,900

The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Self-mining capacity obligation is based on minimum power usage required at the North Dakota Facility. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Summary of Cash Flow
The following table provides information about our net cash flow for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
$ in thousands	2025	2024
Net cash flow used for operating activities	$(10,403)	$(8,348)
Net cash flow provided by (used for) investing activities	17,981	(4,432)
Net cash flow (used for) provided by financing activities	(8,616)	7,038
Net change in cash, cash equivalents and restricted cash	(1,038)	(5,742)
Cash, cash equivalents and restricted cash at beginning of year	8,619	13,312
Cash and cash equivalents at end of period	$7,581	$7,570
Operating Activities
Net cash used for operating activities was $10.4 million for the nine months ended September 30, 2025, as compared to net cash used of $8.3 million for the nine months ended September 30, 2024. The variance in the operating cash flow during the first nine months of 2025 as compared to 2024 was driven primarily by funding a trust for environmental obligations and the purchase of additional Regional Greenhouse Gas Initiative (“RGGI”) credits during the nine months ended September 30, 2024, which was required to settle the accrued emissions liability for the three-year control period ended December 31, 2023. Non-cash adjustments included a gain on troubled debt restructuring, stock-based compensation, a gain on digital assets due to fluctuations in the price of bitcoin, a gain on the sale of long-lived assets and a gain on insurance proceeds. This was partially offset by a less favorable net loss and us retaining bitcoin in connection with our bitcoin self-mining retention strategy.
Investing Activities
Net cash provided by investing activities was $18.0 million for the nine months ended September 30, 2025, as compared to net cash used for investing activities of $4.4 million for the nine months ended September 30, 2024. The variance was primarily related to an increase in proceeds from the sale of bitcoin coin of $14.4 million, an increase in proceeds from the sale of long-lived assets of $3.1 million, insurance proceeds received of $0.4 million on miners damaged as a result of a severe weather event and a decrease in purchase of and deposits for property and equipment of $4.5 million.
Financing Activities
There was $8.6 million net cash used for financing activities for the nine months ended September 30, 2025, as compared to $7.0 million provided by financing activities for the nine months ended September 30, 2024. The variance was a result of making principal payments on long-term debt of $8.6 million and not engaging in any financing activities that resulted in cash inflows during the nine months ended September 30, 2025.
Financing Arrangements
See Note 5, “Debt,” and Note 9, “Stockholders’ Deficit” in the Notes to our Unaudited Condensed Consolidated Financial Statements for details regarding our financing arrangements for further details regarding our financing arrangements.

Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with our environmental obligations. There were no adjustments to the environmental liabilities for the nine months ended September 30, 2025. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024. As described in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 herein, there have been no material changes to our significant accounting policies for the nine months ended September 30, 2025.
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

Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2025, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ability to meet our existing long-term debt obligations is dependent upon generating profitable operations, obtaining necessary financing to meet our obligations, repaying our liabilities when they come due and/or successfully executing on our debt restructuring efforts. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas and emissions credits. During the years ended December 31, 2023 and 2024, we took certain actions to improve our liquidity, including the settlement of our debt with NYDIG, selling the South Carolina Facility, marketing the remaining 152 acres in South Carolina for sale, completing an equity financing with Armistice, and executing certain privately negotiated debt-for-equity exchange agreements. See “Business—Corporate History and Structure,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024. During the nine months ended September 30, 2025, we took additional actions to improve our liquidity, including executing certain privately negotiated debt-for-equity exchange agreements and completing the Tender/Exchange Offers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q.

Depending on our assumptions regarding the timing of and our ability to achieve more normalized levels of operating revenue, the estimated amount of required liquidity will vary significantly. Similarly, while bitcoin prices have risen in the fourth quarter of 2024 and remain relatively high as of the third quarter of 2025, we cannot predict if bitcoin prices will continue to rise or remain at recent levels, or volatility in energy costs. While we continue to work to implement the options to improve liquidity, we can provide no assurance that these efforts will be successful. Our ability to successfully implement these options could be negatively impacted by items outside of our control, in particular, significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency, the possibility of ongoing adjudicatory proceedings with respect to the New York Facility’s Title V Air Permit notwithstanding the entry into a Stipulation of Settlement with NYSDEC, increases in energy costs or other macroeconomic conditions. There is uncertainty regarding our financial condition in the long term if we are not able to increase our current projected operating cash flows sufficiently.

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

As of September 30, 2025, prior to the conclusion of our Third Tender/Exchange Offer on November 5, 2025, we had $38.4 million of the Senior Notes outstanding, all of which was unsecured. In connection with the Tender/Exchange Offers completed in the third quarter of 2025, we issued New Notes in an aggregate principal amount of $2.2 million, all of which is also unsecured. Following the completion of the Tender/Exchange Offers, we had $38.1 million in aggregate principal amount of Senior Notes outstanding and $2.2 million in aggregate principal amount of New Notes outstanding. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to earlier redeem or repurchase the

Senior Notes, is uncertain. The indentures for the Senior Notes and the New Notes do not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness, which would increase the risks associated with our debt obligations and could impair our ability to meet the repayment obligations under both the Senior Notes and the New Notes. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes and the New Notes.

An active trading market for our New Notes may not be sustained, which could limit the market price of the New Notes or your ability to sell them.

On November 7, 2025, we issued less than $0.1 million in aggregate principal amount of New Notes following the conclusion of our Third Tender/Exchange Offer. As of the filing date of this report, we intend to list the New Notes subject to applicable listing requirements, however, we cannot provide any assurances that an active trading market will develop for the New Notes or that you will be able to sell your New Notes. If the New Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure you that a liquid trading market for the New Notes will be sustained, that you will be able to sell your New Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the New Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the New Notes for an indefinite period of time. In addition, there may be a limited number of buyers when you decide to sell your New Notes. This may affect the price, if any, offered for your New Notes or your ability to sell your New Notes when desired or at all.

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

In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and received stockholder approval to increase the number of shares of Class A common stock authorized for issuance thereunder by 1,000,000 at our 2025 annual meeting of stockholders held on June 17, 2025, and have issued certain inducement grants, and shares of Class A common stock to a related party in connection with the Equity Interest Payment Agreement, as described under Note 9, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment,” and in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” and Note 9, “Stockholder’' Deficit.”

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

In addition, we have issued 180,000 shares of Class A common stock and a one-year warrant to purchase 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act in June 2024, as well as shares of Class A common stock in exchange for our Senior Notes pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” and Note 9, “Stockholders’ Deficit.”

We have material environmental liabilities, and costs of compliance with existing and new environmental laws could have a material adverse effect on us.

We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the U.S. Environmental Protection Agency (the “EPA”), and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a coal combustion (“CCR”) residual liability of $17.3 million as of September 30, 2025 and December 31, 2024 associated with the closure of a coal ash point located on the New York Facility property and an environmental liability of $13.4 million as of September 30, 2025 and December 31, 2024 associated with the Lockwood Hills Landfill. See “Business—Governmental Regulation—Environmental Liability” and Note 10, “Commitments and Contingencies—Environmental Liabilities”, in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these and future regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.

In 2015, EPA finalized federal regulations (the “CCR Rule”) that establish technical requirements for the disposal of CCR. The EPA subsequently published revisions to the CCR Rule, effective November 8, 2024 (the “revised CCR regulations”). The revised CCR regulations impose certain compliance and other obligations on certain previously unregulated CCR sites. The revised CCR regulations require, among other things, electric utilities and independent power producers to investigate and identify previously unregulated CCR sites and demonstrate that the sites were closed in accordance with the closure performance standards in the CCR Rule. Pursuant to the revised CCR regulations, the required investigation is conducted in phases, with the Phase 1 facility evaluation report due on February 9, 2026; however, on July 22, 2025, EPA published for public comment a direct final rule (the “Proposed Direct Final Rule”) and a parallel proposed rule (the “Parallel Proposed Rule”, and, together with the Proposed Direct Final Rule, the “Proposed Rules”), providing that owners and operators may opt to submit the required facility evaluation reports for each of Phase 1 and Phase 2 concurrently on the Phase 2 deadline of February 9, 2027 enumerated in the revised CCR regulations. Any required closure obligation would commence on May 8, 2029, which pursuant to the Proposed Rules would be extended to August 8, 2030, unless exceptions apply that would defer the closure obligation to a permitting process. The Proposed Direct Final Rule was subsequently withdrawn by the EPA on September 4, 2025, maintaining the original deadlines for compliance enumerated in the revised CCR regulations; however, the Parallel Proposed Rule remains in place subject to an extended comment period which expired on September 15, 2025 and EPA’s final rulemaking. In accordance with the revised CCR regulations and the Proposed Rules, as applicable, phased evaluations of the Lockwood Hills and Greenidge Generation facilities will be conducted to determine if any previously unregulated CCR sites must be addressed under the new regulation. We make no assurances as to the status of any CCR sites at either facility that could be subject to regulation under the revised CCR regulations.

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

We may not be able to obtain or maintain all required environmental regulatory approvals. For example, while we have entered into a Stipulation of Settlement with NYSDEC concerning the renewal of our Title V Air Permit for the continued operation of our natural gas power generation facility in Torrey, New York, such renewal may become the subject of further administrative and state judicial proceedings brought by third party environmental groups . There can be no assurance that our efforts will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Equity Interest Payment Agreement. On October 9, 2025, we issued an aggregate of 102,286 shares of Class A common stock to a related party to settle the interest payment obligation for the third quarter of 2025 in the amount of $166,164 pursuant to the Equity Interest Payment Agreement, as described under Note 9, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment.” The transaction was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.
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

10.2
Stipulation of Settlement, dated November 7, 2025, by and between Greenidge Generation LLC and the New York State Department of Environmental Conservation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2025).

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

Greenidge Generation Holdings Inc.

Date: November 13, 2025	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)