Form 10-K
period 2025-12-31
Greenidge Generation Holdings Inc.
filed 2026-03-31
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
Based on the closing sale price of $1.29 of the Registrant’s Class A common stock on The Nasdaq Global Select Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the Registrant was $14,480,618.

As of March 26, 2026, the Registrant had 13,495,756 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The Registrant’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2025.

Unless otherwise indicated or the context otherwise requires, all references in this annual report on Form 10-K (this “Annual Report”) to the “Company,” “Greenidge,” “we,” “us,” “our” and similar terms refer to Greenidge Generation Holdings Inc., together with its consolidated subsidiaries.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this document include, among other things, statements regarding our business plan, business strategy and operations in the future. In addition, all statements that address operating performance and future performance, events or developments that are expected or anticipated to occur in the future, including statements relating to creating value for stockholders are forward-looking statements.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include but are not limited to the matters and factors described in Item 1A, “Risk Factors” of this Annual Report, as well as statements about or relating to or otherwise affected by:
•our ability to meet our existing short-term and long-term debt obligations with the Company’s current projected operating cash flows in the long term;
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
•changes in applicable laws, regulations, or permits, including the pathway for the issuance of our Title V Air Permit, affecting our operations or the industries in which we operate, including regulation regarding power generation, environmental laws, cryptocurrency usage and/or cryptocurrency mining, and a regulatory trend toward stricter oversight of crypto asset platforms and the cryptocurrency industry;
•loss of public confidence in, or use cases of, bitcoin and other cryptocurrencies;
•the potential of cryptocurrency market manipulation;
•the economics of hosting cryptocurrency miners, including as to variables or factors affecting the cost, efficiency and profitability of our hosting arrangements;
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
•geopolitical instability, including conflicts in the Middle East and other regions, and related impacts on global energy markets, supply chains, critical infrastructure (including power and data systems), and cybersecurity risks;
•the ability to expand successfully to other facilities, effectively integrate and manage acquired businesses or assets, mine other cryptocurrencies, or otherwise expand our business;
•changes in tax regulations applicable to us, our assets or cryptocurrencies, including bitcoin;

•if we fail to comply with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), or fail to regain compliance if required in the future, Nasdaq may delist our Class A common stock;
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
RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely impact our results of operations, financial condition, or cash flows, our ability to meet our short-term and long-term debt obligations, or cause a decline in the price of our Class A common stock:
•We have experienced financial difficulties and an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment. See Note 2, “Significant Accounting Policies—Going Concern,” in the Notes to Consolidated Financial Statements.
•We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
•We may not have sufficient resources to repay our 8.50% Senior Notes due 2026 (the “Senior Notes”) upon their maturity in October 2026, and we will face additional risks if we incur additional indebtedness. If we are unable to refinance, repay, exchange, or otherwise address the maturity of these notes when due, we could be in default under the terms of the notes and related agreements. Such a default could result in the acceleration of our indebtedness and could materially and adversely affect our liquidity and financial condition and, if not remedied, could require us to pursue restructuring alternatives, including a bankruptcy filing, liquidation of assets, or other similar proceedings, potentially resulting in a total loss of any investment in our Company.
•We have a history of operating losses. If we are unable to sustain greater revenues than our operating costs and support our expansion plans, we may continue to experience operating losses, which could negatively impact our results of operations, strategy and financial performance and could impair our ability to service our indebtedness.

•If we fail to comply with the Nasdaq continued listing standards, or fail to regain compliance if required in the future, Nasdaq may delist our Class A common stock.
•We have material environmental liabilities, and the costs of compliance with existing and new environmental laws and climate-related regulations could have a material adverse effect on us.
•We are exposed to customer concentration risk, substantially dependent on our sole hosting services customer, and exposed to counterparty nonperformance risk for our hosting services arrangement.
•It may take significant time, expenditure, or effort for us to grow our business, including our bitcoin datacenter operations and potential AI or HPC datacenter opportunities, whether through acquisitions, which we must effectively integrate and manage and which may present unanticipated liabilities or challenges, or through internal development efforts, which may require, among other things, technical expertise, access to capital or regulatory permits that we may not be able to obtain, and our efforts may not be successful.
•Our efforts to expand into AI and HPC datacenter opportunities may be capital intensive, which may affect our liquidity, results of operations and financial condition, and may not perform as planned. In addition, such efforts may divert resources from our core bitcoin mining operations, limit our power capacity for mining, and introduce operational complexity.
•We have experienced recent turnover in our senior management team and reduced our headcount in 2024 and 2025. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
•We have been, are currently, and may be in the future, the subject of legal proceedings, administrative proceedings and inquiries, audits, or probes conducted by various government agencies or regulatory bodies.
•Our revenues are largely dependent on the single natural gas power generation facility that we operate. Any disruption to our single power plant, including equipment failures, outages or damage to generation infrastructure, disruptions in fuel supply, transmission constraints or increases in energy costs, or a substantial portion of our other limited sources of revenues, would have a material adverse effect on our business and operations, as well as our results of operations and financial condition.
•Extreme weather events or other climate-related impacts could damage our infrastructure, disrupt power generation or datacenter operations, and increase our operating costs.
•We may not be able to compete effectively against other companies, some of whom have greater resources and experience or operate more efficient mining or computing infrastructure.
•As the aggregate amount of computing power, or hashrate, in the bitcoin network increases, the amount of bitcoin earned per unit of hashrate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures to expand our fleet of miners or replace existing mining equipment with newer, more efficient hardware.
•Our future success will depend significantly on the price of bitcoin, which is subject to risk and has historically been subject to wide swings and significant volatility.
•The bitcoin reward for successfully uncovering a block will halve several times in the future and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.
•The digital asset exchanges on which cryptocurrencies, including bitcoin, trade are relatively new and, in many cases, subject to evolving and inconsistent regulatory oversight. As a result, such platforms may be exposed to fraud, operational failures, liquidity constraints, cybersecurity incidents, or other disruptions. Periodic market events, including platform disruptions and failures that contributed to the “flash crash” in October 2025 and similar events in prior years, have contributed to significant volatility and reduced confidence in the digital asset industry. Any similar events in the future could result in declines in the price of bitcoin and other cryptocurrencies and could adversely affect the value of our digital asset holdings, our operations and financial condition, and an investment in our securities.
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
•We are subject to risks related to Internet disruptions, which could have an adverse effect on our ability to host bitcoin miners and to mine bitcoin or operate other energy-intensive computing infrastructure.
•Maintenance, expansion, and refurbishment of power generation facilities involve significant risks that could result in unplanned power outages or reduced output and could have a material adverse effect on our revenues, results of operations, cash flows, and financial condition. Our power generation facility in the Town of Torrey, New York includes certain legacy equipment, such as a steam turbine originally installed in 1953. The age and condition of certain components may increase the likelihood of additional mechanical failure, maintenance requirements, or operational disruptions, which could contribute to unplanned outages or reduced generation capacity.
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
•Our operations depend on complex information technology systems and infrastructure, and cybersecurity incidents, phishing attempts, data breaches or other technology disruptions could materially and adversely affect our operations, financial results or reputation.
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
•Geopolitical instability, including ongoing and potential escalation of conflicts in the Middle East and other regions, may contribute to volatility in global energy markets, disrupt fuel supply, shipping routes, or critical infrastructure (including power grids and data systems), increase cybersecurity risks, and adversely affect our operating costs, supply chain, and results of operations.
The risks described above should be read together with the text of the full risk factors described in Item 1A, “Risk Factors” and the other information set forth in this report, including our consolidated financial statements and the related notes, as well as in other documents that we file with Securities and Exchange Commission (the “SEC”). Our business, prospects, results of operations or financial condition could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above.

PART I
ITEM 1. BUSINESS.
Overview
We are a developer and operator of datacenters and powered assets designed to support energy-intensive computing workloads. We currently build, maintain and operate datacenters focused on bitcoin mining, along with related power and electric infrastructure. We generate revenue from (1) datacenter hosting, (2) cryptocurrency self-mining, and (3) power and capacity sales. We are increasingly focused on leveraging our power generation assets, grid interconnection rights and datacenter development expertise to support artificial intelligence (“AI”) and high-performance computing (“HPC”) workloads, which we believe represent a significant long-term growth opportunity.
We own and operate a vertically integrated cryptocurrency datacenter and power generation facility in Torrey, New York (the “New York Facility”), which includes a natural gas power generation plant with approximately 106 megawatt (“MW”) of nameplate capacity. We also own a 34-acre greenfield site in Columbus, Mississippi, which we expect will provide access to 40 MW of datacenter capacity by the first quarter of 2027. Additionally, we have 7.5 MW of datacenter capacity in North Dakota (the “North Dakota Facility”) through a five-year lease, which provides us with energy access to support our cryptocurrency mining operations.
Recent Developments
South Carolina Land Sale
On December 11, 2025, we completed the sale of our 152-acre property located in Spartanburg, South Carolina (the “South Carolina Land”) and an assignment of our rights to 60 MW of electrical service (the “Initial Load”), which is expected to be made available to the property by September 2026, to an affiliate of The Lightstone Group and LightHouse Data Centers (the “Sale”). The consideration for the Sale consisted of $18.0 million in cash at closing and the right to receive up to $18.0 million in additional future contingent payments. Any future contingent payments are payable at $180,000 per MW of power capacity made available to the South Carolina Land before December 31, 2030, to the extent such capacity exceeds the Initial Load. For the year ended December 31, 2025, we recognized a gain on the Sale of $10.5 million. The proceeds of the Sale will be utilized to improve our liquidity position.
Mississippi Facility Transactions
On April 10, 2024, we closed on the purchase of a parcel of land containing approximately 12 acres located in Columbus, Mississippi, including over 73,000 square feet of industrial warehouse space (the “Columbus Property”). The Columbus Property provided us with access to 32.5 MW of additional power capacity and we deployed 7 MW of miners on the Columbus Property in the second quarter of 2024.
On August 1, 2025, Greenidge Mississippi LLC, our wholly owned subsidiary, entered into an Asset Purchase Agreement (the “APA”) to sell certain assets comprising our plant in Columbus, Mississippi (the “Mississippi Facility”), excluding any bitcoin miners and the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space, to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for a purchase price of $3.9 million in cash. On September 16, 2025, concurrent with the closing of the transaction, we sold certain miners to the Buyer for an additional $0.3 million. We are actively marketing the remaining land and industrial warehouse space. The carrying value of this property of $0.9 million is presented as long-term assets held for sale as of December 31, 2025 in the consolidated balance sheet.
Debt Restructuring
Beginning in the fourth quarter of 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued shares of our Class A common stock and made cash payments in exchange for principal amount of our Senior Notes. From the date of the first exchange to the date of this Annual Report, we issued an aggregate of 1,934,889 shares of our Class A common stock and paid an aggregate of $2.9 million in cash in exchange for $14.5 million aggregate principal amount of our Senior Notes, of which 1,242,456 shares and $2.9 million in cash were exchanged for $10.9 million aggregate principal amount of our Senior Notes during the year ended December 31, 2025. Such transactions were exempt from registration under Section 3(a)(9) of the Securities Act.
During 2025, we completed a series of public tender/exchange offers, pursuant to which we repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and exchanged an additional $5.0 million in aggregate principal amount of the Senior Notes for $2.3 million in aggregate principal amount of the New Notes.
During 2025, we paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of the Senior Notes in open market transactions. We recognized a gain on extinguishment of debt of $0.4 million as a result of such open market repurchases.
Equity Interest Payment Agreement
On January 24, 2025, we entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the “Equity Interest Payment Agreement”), pursuant to which and as consideration for for Atlas Holdings LLC’s, our controlling shareholder and a related party (collectively with its affiliates, “Atlas”), continued credit support with respect to letters of credit it maintains, we agreed to pay interest at a rate of 8.5% per annum. Payments are made by quarterly issuing shares of our Class A common stock, with the total cumulative shares not to exceed 19.99% of the sum of the number of Class A common stock and Class B common stock outstanding. Subsequent payments will then be made in cash. In connection with the Equity Interest Payment Agreement, we agreed to pay, by issuing shares of our Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit, as well as the quarterly interest payments described above. From the effective date to the date of this Annual Report, we issued an aggregate of 752,742 shares of Class A common stock to settle the letter of credit extension payment and 404,497 share of Class A common stock to settle accrued interest payments.
Exchange Offer
On March 11, 2026, we commenced an exchange offer (as subsequently modified, supplemented or amended, the “Exchange Offer”), pursuant to which we are offering to exchange up to $36.7 million in aggregate principal amount of our Senior Notes for New Notes. Under the Exchange Offer, holders may exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of our Class A common stock, for each $25.00 principal amount of Senior Notes exchanged.
The Exchange Offer commenced on March 11, 2026 and is scheduled to expire at 5:00 p.m., New York City time, on April 8, 2026, unless extended or earlier terminated by us.
Growth Opportunities
We view our growth opportunities as primarily related to the following areas:
•Development of our owned properties to support AI and HPC datacenters, while selectively expanding our bitcoin hosting and self-mining operations
•Acquisition of properties with low-cost power and scalable power infrastructure
•Monetization of our owned properties through sale or lease to enable AI and HPC datacenter construction
•Infrastructure services and development for AI and HPC datacenters
•Engineering, Procurement and Construction Management (“EPCM”) services for digital infrastructure projects
•Hosting services for bitcoin mining and other energy-intensive computing workloads
•Selective acquisition and deployment of high-efficiency bitcoin mining rigs
We are actively pursuing the conversion of certain existing assets, including the New York Facility, and the acquisition of additional properties with access to low-cost power and appropriate scale to support the development of AI and HPC workloads. We believe that rapid growth in AI and HPC workloads will drive increasing demand for large-scale datacenter infrastructure requiring reliable, high-capacity power resources.
We believe we are well positioned to participate in this growth through our vertically integrated power generation and datacenter infrastructure platform. Our existing infrastructure and operational expertise may help reduce the cost and development timeline associated with bringing new datacenter capacity online. In addition, we have secured additional power capacity that may support future datacenter expansion and have initiated studies to evaluate access to further grid-connected power capacity.
All current and prospective properties will be evaluated for internal development, joint development with strategic partners, or potential asset sales where we believe such transactions may maximize stockholder value. We believe that long-term value creation in digital infrastructure will increasingly depend on the ability to secure reliable, scalable and competitively priced power capacity. While bitcoin hosting and self-mining remain part of our current operations, we expect that future development efforts may increasingly focus on opportunities related to AI and HPC datacenter infrastructure.
Products and Services
NYDIG Hosting Agreement. On January 30, 2023, we entered into hosting services agreements and related orders (collectively as in effect from time to time, the “NYDIG Hosting Agreement”) with affiliates of NYDIG ABL LLC (“NYDIG”). Under the NYDIG Hosting Agreement, we agreed to host, power, and provide technical support services, and other related services, to NYDIG affiliates’ mining equipment at the New York Facility for a term of five years. The terms of such arrangements require NYDIG affiliates to pay a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee as well as a gross profit-sharing arrangement. Under the NYDIG Hosting Agreement, NYDIG affiliates are required to provide us an upfront security deposit, pay a configuration fee for the setup of new or relocated miners, and pay for repairs and parts consumed in non-routine maintenance (i.e., units that are out of service for more than 12 hours). We are required to pay NYDIG a portion of capacity revenue, as well as a portion of the gross margin from any energy sales in excess of mining requirements, excluding excess energy that may be available due to the curtailment of NYDIG’s miners for profitability reasons. Additionally, when market conditions dictate shutting down mining, to the extent not already curtailed for profitability pursuant to the NYDIG Hosting Agreement, and making market sales of energy, we are required to pay NYDIG the expected value that it would have received as if the cryptocurrency datacenter had operated and a portion of gross margin from energy sales above normal mining requirements. This allows us to participate in the upside as bitcoin prices rise, but reduces our downside risk of bitcoin price deterioration and cost increases related to natural gas.
Cryptocurrency Mining. Our cryptocurrency datacenter operations generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned or leased by us. We currently contribute our hashrate to two mining pools, subject to their terms of service. Such participation in either pool is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pool. The mining pools in which we currently participate allocate their bitcoin to us on a daily basis.
Our datacenter operations consist of approximately 23,900 miners with a combined capacity of approximately 2.7 EH/s for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, are associated with datacenter hosting and 6,900 miners, or 1 EH/s, are associated with cryptocurrency mining.
Mining Pool Participation
A significant portion of the global hashrate on the bitcoin network has been contributed to a number of “mining pools.” In a typical bitcoin mining pool, groups of miners combine their resources, or hashrate, and earn bitcoin together. Mining pools help to smooth the variability of the revenue stream of individual miners by combining the hashrate from multiple miners and then paying each miner a pro rata share of the aggregate bitcoin rewards generated by the combined pool.
The mining pool operator is typically paid a fee for maintaining the pool. Miners who participate in mining pools are expected to earn their pro rata share of the global bitcoin rewards received by all miners on the bitcoin network, less any fees paid to the mining pool operator.
We contribute our hashrate to two mining pools, subject to their terms of service. Such participation is generally terminable at any time by either party, and our risk is limited by our ability to switch pools at any time or simply not to participate in any pools and mine independently. In exchange for providing computing power, we receive a share of the theoretical global mining rewards based on our percent contribution to the bitcoin mining network, less fees payable to the pools. The mining pools in which we currently participate allocate their bitcoin to us on a daily basis.

Power and Capacity Sales. We own and operate a 106 MW power generation facility that is connected to the New York Independent Systems Operator (the “NYISO”), which operates New York State’s power grid. We sell electricity to the NYISO at all times when the plant is running and we increase or decrease the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. Based upon levels of demand and prevailing prices for electricity, we may temporarily curtail our cryptocurrency hosting and self-mining located at our power generation facility in order to meet the demand for electricity. Revenue generated from the wholesale power market is variable and depends on several factors including but not limited to the supply and demand for electricity, generation capacity in the market and the prevailing price of natural gas. In addition, we receive revenues from the sale of our capacity and ancillary services in the NYISO wholesale market. Through these sales, we generate three revenue streams:
•Energy revenue: When dispatched by the NYISO, we receive energy revenue based on the hourly price of power.
•Capacity revenue: We receive capacity revenue for committing to sell power to the NYISO when dispatched.
•Ancillary services revenue: When selected by the NYISO, we receive compensation for the provision of operating reserves.
Our datacenter operations in New York are powered by electricity generated directly by our power plant, which is referred to as “behind-the-meter” power as it is not subject to transmission and distribution charges from local utilities. As of December 31, 2025, our owned and customer hosted miners at the New York Facility had the capacity to consume approximately 60 MW of electricity. We have approval from NYISO to utilize 64 MW of electricity behind-the-meter.
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
These sales accounted for approximately 38% and 18% of our total revenue for the years ended December 31, 2025 and 2024, respectively.
Cryptocurrency Datacenter and Digital Infrastructure Industry Trends
Artificial Intelligence and High-Performance Computing Demand
Rapid growth in AI, machine learning and HPC workloads is driving increasing demand for large-scale datacenter infrastructure capable of supporting high-density compute environments and significant power consumption. Many AI and HPC datacenters require substantial and reliable power capacity, advanced cooling systems and high-performance networking infrastructure. Access to competitively priced, low-carbon power, grid interconnection rights and infrastructure that can scale rapidly are increasingly critical factors in datacenter development. Geographic location, regulatory compliance and operational expertise also influence the feasibility and economics of new datacenter deployments.
We believe that our experience developing and operating energy-intensive computing facilities, combined with our vertically integrated power generation and datacenter platform, positions us to evaluate potential opportunities in AI and HPC datacenter development. Our existing infrastructure, operational expertise and secured power capacity may allow us to reduce development timelines and costs relative to new entrants. While cryptocurrency hosting and self-mining remain part of our current operations, we expect that future growth initiatives may increasingly focus on AI and HPC workloads, which we believe represent a significant long-term growth opportunity.
Bitcoin Network Changes
The price of bitcoin experienced significant volatility throughout 2025. Network difficulty, which is a measure of how hard it is for miners to solve a block on the bitcoin blockchain and earn mining rewards, is directly tied to the network’s total hashrate (or the total computational power devoted to solving a block). This difficulty is adjusted every 2,016 blocks (with a new block being added approximately every 10 minutes). As more miners join the network and the network’s global hashrate increases, network difficulty increases, which can adversely affects our mining revenue, operating margins and cash flows. Conversely, when miners leave the network and the network’s global hashrate decreases, network difficulty decreases, potentially increasing our relative mining rewards. Historically, sustained increases in bitcoin’s market price have attracted new miners to the network, raising the global hashrate and network difficulty, which increases competition for mining rewards. Conversely, prolonged declines in market price may lead miners to exit the network, reducing hashrate and difficulty.
Changes in network difficulty and hashrate can significantly impact the profitability and economic returns of mining operations, particularly during periods of high price volatility. In addition, technological improvements in mining hardware, changes in energy costs and regulatory developments affecting cryptocurrency mining could further influence network participation, difficulty and competition. Accordingly, fluctuations in bitcoin prices, network difficulty and competition may materially affect our mining revenue, operating results and overall financial condition.
Bitcoin Halving
The bitcoin network includes a mechanism known as “halving,” which is designed to regulate the total supply of bitcoin and reduce the rate of new bitcoin issuance over time. Under the bitcoin protocol, the reward earned by miners for successfully validating a block on the blockchain is reduced by half at predetermined intervals of 210,000 blocks, which occurs approximately every four years. The most recent halving for bitcoin occurred on April 19, 2024 at block 840,000, reducing the mining reward from 6.25 bitcoin to 3.125 bitcoin. This reduction in mining rewards decreases the rate at which new bitcoin enters circulation and directly reduces the number of bitcoin that miners receive for validating blocks. Unless increases in the market price of bitcoin, improvements in mining efficiency or reductions in operating costs offset the reduction in mining rewards, halving events may negatively impact the revenue and profitability of bitcoin mining operations. Future halvings are expected to continue to reduce mining rewards over time, which could further affect the economics of bitcoin mining and our results of operations.
Digital Assets Custody
Our bitcoin is held in cold-storage and trading wallets with Coinbase, Inc. and Coinbase Custody Trust Company, LLC (collectively, “Coinbase”), a U.S.-based digital asset service provider and custodian. Coinbase Custody Trust Company, LLC is a New York State Department of Financial Services (“NYDFS”) regulated limited purpose trust company. We utilize Coinbase’s custodial and brokerage services to hold, transfer and, from time to time, sell our bitcoin. Our bitcoin is held primarily in cold storage wallets maintained by the custodian, with a portion held in trading balances to facilitate transactions. Digital assets held by Coinbase on our behalf are reflected in accounts maintained for us and are intended to be segregated from Coinbase’s proprietary assets. Digital assets credited to trading balances may be held in a combination of hot wallets, cold wallets or accounts maintained by Coinbase with certain trading venues. While we believe our custodial arrangements provide reasonable protections for the safekeeping of our digital assets, there can be no assurance that such arrangements are free from risk. The legal treatment of digital assets held in custodial accounts remains subject to evolving law and regulation. In the event that our custodian were to enter bankruptcy, receivership or similar insolvency proceedings, there is a risk that our access to our bitcoin could be delayed and that the treatment of such assets could be subject to uncertainty. Although assets held by Coinbase Custody Trust Company, LLC are intended to be held for the benefit of customers, applicable insolvency law relating to digital assets is not fully developed. For further discussion of our custodial agreements, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
We are not aware of our custodian’s experiencing excessive redemptions or withdrawals, or having suspended redemptions or withdrawals, of any customer assets (bitcoin, crypto, or otherwise). Further, we have not experienced any loss of, or access to, our bitcoin custodied with our custodian, we have never been unable to account for such bitcoin assets, and we are not aware of our Custodian having ever been unable to account for our bitcoin assets or the crypto assets of its other customers.
From time to time, we may sell bitcoin through Coinbase’s brokerage services. These services are provided by entities that are registered with the Financial Crimes Enforcement Network (“FinCEN”) and regulated by NYDFS. Such brokered sales are made primarily through market-making transactions with institutional grade investors. While we do not know the identity of the purchasers in such brokered sales of our bitcoin, our custodian has made all customary representations to us regarding its compliance with all know-your-customer and anti-money laundering regulations applicable to such brokered sales of our bitcoin. Our agreements with such brokerage services require them to comply with all applicable FinCEN and NYDFS rules and regulations.

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
In addition, as we evaluate opportunities related to AI and HPC development, we may compete with traditional datacenter developers and operators, hyperscale cloud providers, cryptocurrency mining companies that are repurposing or expanding their infrastructure to support AI and HPC workloads, and other infrastructure companies seeking access to large amounts of reliable and competitively priced power capacity. Competition in these markets may be based on a number of factors, including access to power and grid interconnection capacity, availability of suitable development sites, capital resources, technical and operational expertise, and the ability to develop and deliver datacenter capacity on competitive timelines and economic terms.
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
We compete against all other NYISO generation resources, which, as of Summer 2025 included approximately 40,910 MW of installed capacity from gas and oil-fired thermal generation, as well as nuclear, hydro, wind, and other renewable generation. Our competitiveness is based on our variable cost compared to the marginal price in the energy markets, which is set by the bid of the highest-priced resource required to satisfy load requirements. The primary determinants of our variable cost are our efficiency (e.g., how much gas is required to produce a given unit of power) and fuel cost.
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

Competitive Advantages
Electricity is the largest input cost for most energy-intensive computing operations, including cryptocurrency mining and certain AI and HPC workloads. We believe owning and operating a power generation facility provides us with a competitive advantage in developing and operating energy-intensive datacenter infrastructure.
We believe that our business benefits from the following additional competitive advantages:
•Vertical integration. We believe there are relatively few other public companies in the United States with cryptocurrency datacenter operations of scale in the United States currently using power generated from their own power plants.
•Hosting arrangements. The terms of the NYDIG Hosting Agreement require NYDIG to pay fees intended to cover the cost of power and certain direct operating costs associated with managing the mining facilities, together with a hosting fee and a gross profit-sharing arrangement, provided that the hosted miners are profitable.
•Low power costs. Through access to the Millennium Pipeline price hub that provides relatively low market rates for natural gas and the relatively cool climate where our power plant is located, we are able to produce our energy at competitive rates and largely avoid the extra cost of active cooling of our datacenter operations. Our hosting arrangements also reduce our exposure to increases in natural gas prices.
•Power market upside. Because our power generation facility operates continuously we are able to optimize between hosting, power, and cryptocurrency datacenter revenue depending on prevailing market conditions, which may enhance revenue opportunities and operational flexibility.
•Behind-the-meter power supply. All of the power that we use in our New York datacenter operations is currently generated behind-the-meter, reducing reliance on third-party power purchase agreements that could otherwise be modified, terminated or subject to changing market conditions.
•Digital infrastructure operations experience. We have operated cryptocurrency datacenters for several years and have developed in-house engineering and operational expertise to design, build and operate energy-intensive computing facilities. We believe this experience may be applicable to both cryptocurrency mining and emerging AI and HPC datacenter workloads.
•Institutional backing. Our controlling stockholder, Atlas and its affiliates, own and operate 30 companies which generate $26 billion in revenues annually and have experience owning and operating more than 2,000 MW of power generation assets.
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
Environmental and Community
We are committed to making progress on the issues that matter in the ESG areas and, more specifically, serving as a community partner in the locations in which we operate. This is a critical part of our plan for growth and value creation as we develop our business.
We participate in the Regional Greenhouse Gas Initiative (“RGGI”), a market-based program in which participating states sell carbon dioxide (“CO2”) allowances through auctions and invest proceeds in energy efficiency, renewable energy, and other consumer benefit programs to spur innovation in the clean energy economy and create local green jobs. We purchase RGGI allowances each year to cover 100% of our CO2 emitted from power generation and have done so since we began gas-fired operations in 2017.
We continue to make improvements related to the environmental impact inherited from the legacy coal power plant site and will continue with our efforts to remediate the legacy coal-ash pollution from our predecessor company. In 2025, we completed initial chemical composition testing on coal combustion residuals in the onsite CCR surface impoundment (C-Pond) to support beneficial use demonstration, which extended the deadline to initiate closure to October 2027. Beneficial use is the recycling or reuse of CCR in lieu of disposal by landfill and is most commonly used in the production of concrete and certain other building materials. On March 17, 2026, we received a registration from NYSDEC under 6 NYCRR Part 360 for the Lockwood Landfill, authorizing landfill reclamation activities involving coal fly ash. The registration is effective March 17, 2026 and expires March 17, 2031. The registration authorizes landfill reclamation activities, including the excavation and handling of coal fly ash from the previously closed disposal site, which enables us to evaluate and test such materials for potential beneficial use, subject to applicable regulatory requirements, which we expect to complete during the second quarter of 2026. The registration requires compliance with applicable operational, recordkeeping and annual reporting requirements and does not relieve us from compliance with other applicable federal, state or local laws.
In addition, we invested more than $6 million in the installation of cylindrical wedge wire screens at the water intake system for our New York Facility. The completion of the wedge wire screens in 2023 represents another critical milestone in our extensive efforts to meet or exceed all of New York State’s nation-leading environmental standards. The construction work was completed by workers from local unions, including members of the International Brotherhood of Electrical Workers Local 840, Dockbuilders and Timbermen Local 1556, Carpenters Western New York Local Union 276, International Union of Operating Engineers Local 158 & 150 and Millwrights Local 1163.
We have entered into a Trail License and Management Agreement with a not-for-profit corporation to permit the construction of an extension of the public access Keuka Outlet Trail through our property in Torrey, New York to the easterly shore of Seneca Lake, and planning for this trail extension remains ongoing.
Seasonality
Our business is not generally subject to seasonality. However, coin generation from our mining operations may vary depending on our total hashrate at a given point in time relative to the total hashrate of bitcoin. Our power revenue may vary due to external factors impacting supply and demand of electricity in the region including demand due to seasonal weather.
Human Capital Management
As of December 31, 2025, Greenidge had 32 employees. We had no employees based outside of the United States. In late February 2025, a vote to unionize employees serving as our operators, maintenance technicians, crypto technicians and electrical engineer at our New York Facility was approved, and we entered into a collective bargaining agreement with such union in February 2026. We believe our relationship with our employees is satisfactory.
Workplace Health and Safety
The safety and health of our employees is a top priority for us. We are committed to maintaining an effective safety culture and to stressing the importance of our employees’ role in identifying, mitigating, and communicating safety risks. We believe that the achievement of superior safety performance is both an important short-term and long-term strategic initiative in managing our operations. In this regard, our policies and operational practices promote a culture where all levels of employees are responsible for safety. We had zero recordable incidents during fiscal year 2025.
Government Regulation
Greenidge Generation LLC (“Greenidge Generation”) holds a Certificate of Public Convenience and Necessity issued by the NYS Public Service Commission (the “PSC”) under Section 68 of the Public Service Law. In addition, it has been granted lightened regulation by the PSC and Market Based Rate Authority by the Federal Energy Regulatory Commission (the “FERC”) authorizing it to enter into sales of power in interstate commerce at market-based rates. It is connected to the New York State Electric & Gas Corporation (“NYSEG”) transmission system by virtue of the Large Generation Interconnection Agreement among Greenidge Generation, the NYSEG and the NYISO. All environmental permits are set forth below.

We are a Public Utility Holding Company under the Public Utility Holding Company Act of 2005 (“PUHCA”), and have applied for and received exemption from the record keeping and records inspection regulations of PUHCA.
One of our subsidiaries, Greenidge Pipeline LLC (“Greenidge Pipeline”), operates pursuant to a Certificate of Environmental Compatibility and Public Need issued by the PSC under Article VII of the Public Service Law. It is exempt from regulation by FERC, under the Natural Gas Act (“NGA”) pursuant to Section 1(c) of the NGA, because all of the gas transmitted through the pipeline is delivered within the State of New York and the rates for delivery are regulated by the PSC. There are no environmental permits associated with the operation of the pipeline.
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
Regulations Applicable to Cryptocurrency Datacenter Business and AI/HPC Datacenter Operations
Government regulation of blockchain technologies, digital assets and cryptocurrency-related activities continues to evolve in the United States and internationally. Federal and state agencies, including the SEC, the Commodity Futures Trading Commission (“CFTC”), FinCEN, and state financial regulators, as well as similar bodies in other countries have shown an interest in regulating or investigating companies engaged in digital asset activities. Additional state government regulations also may apply to our cryptocurrency datacenter activities and other related activities in which we participate or may participate in the future.
On March 17, 2026, the SEC, together with the CFTC, issued an interpretation (the “Interpretation”) to clarify the application of the federal securities laws and the Commodity Exchange Act to crypto assets and blockchain-related activities. The Interpretation introduces a taxonomy that categorizes crypto assets into five types: digital commodities, digital collectibles, digital tools, payment stablecoins and digital securities. According to the Interpretation, only digital securities meet the statutory definition of a security, while the other categories generally fall outside the scope of the federal securities laws and may instead be subject to regulation by the CFTC.
The Interpretation also reaffirms that, even where a crypto asset itself is not a security, transactions involving such asset may nonetheless constitute an “investment contract” under applicable law and therefore be treated as a security. The SEC provided guidance regarding the circumstances under which crypto assets may be offered or sold as part of an investment contract, as well as how such assets may, over time, separate from any associated investment contract. In addition, the Interpretation indicates that certain foundational blockchain activities, such as protocol mining and staking, do not, in and of themselves, involve the offer or sale of securities. While the Interpretation does not create new law, it reflects the SEC’s and CFTC’s current views and may influence how existing laws are applied to participants in the digital asset ecosystem, including companies that support such activities.
On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”) was passed and signed into law in the United States, which establishes a federal regulatory framework governing the issuance and oversight of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act provides licensing, reserve, disclosure and supervisory requirements for stablecoin issuers and related market participants and specifies the circumstances under which such digital assets would not be treated or regulated as securities. Although our business does not involve the issuance of stablecoins, the enactment of the GENIUS Act may affect the broader digital asset ecosystem and could indirectly impact the markets in which we operate. More recently, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY Act would grant the CFTC jurisdiction and regulatory authority with respect to “digital commodities,” including by establishing new registration and compliance requirements for digital commodity exchanges, brokers, and dealers. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers.
Regulations may substantially change in the future, and it is not possible to predict how new regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, further regulation by the SEC, CFTC, FinCEN or other federal, state or local agencies, which may affect our cryptocurrency datacenter operations and other related activities.

In addition, as we expand into the development and operation of AI and HPC workloads, we may become subject to various laws, ordinances and regulations in the United States and internationally. Governments and regulatory bodies are actively considering measures to address the responsible development, deployment and use of AI systems, including frameworks and policies related to transparency, accountability, fairness, robustness, safety and human oversight. Regulatory authorities that have issued or are evaluating such measures include the Federal Trade Commission, the National Institute of Standards and Technology, the Department of Commerce, and state and municipal regulators. Such measures may impact our business and ongoing efforts to expand into the AI and HPC markets. In addition, evolving federal and state energy efficiency, environmental and climate-related regulatory frameworks may impose requirements on large-scale datacenter operations, including reporting, emissions standards and demand-side management obligations. We are monitoring evolving federal, state, local and international policies that could impact AI and HPC datacenter operations, including energy usage and efficiency mandates, data privacy, property and zoning regulations, and reporting and disclosure requirements.
For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see “Risk Factors—Risks Related to Our Business" herein.
Regulations Applicable to Power Generation Business
We operate our electricity generating business subject to the following regulatory regimes:
The New York State Public Service Commission
Greenidge, Greenidge Generation Holdings LLC (“GGH”) and Greenidge Generation are each defined as “electric corporations” subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by electric corporations of “stocks, bonds and other evidence of indebtedness” and the purchase and sale of either the assets of or the ownership interests in electric corporations.
Greenidge Pipeline and Greenidge Pipeline Properties Corporation are “gas corporations” subject to regulation by the PSC under New York’s Public Service Law. The PSC regulates both the issuance by gas corporations of “stocks, bonds and other evidences of indebtedness” and the purchase and sale of either the assets of or the ownership interests in gas corporations. Greenidge Pipeline and Greenidge Pipeline Properties Corporation operate their approximately 4.6 -mile gas pipeline under the terms of a certificate of environmental compatibility and public need issued by the PSC. The terms of that certificate govern the safe operation of the facility and minimization of the impacts of that facility on the environment.
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

The Federal Energy Regulatory Commission
Greenidge Generation is a public utility subject to regulation by FERC under the Federal Power Act (the “FPA”). Like the PSC, FERC regulates both the issuance of securities and the purchase and sale of assets and ownership interests in public utilities. The FPA generally:
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
FERC has granted Greenidge Generation blanket authorization to issue securities and assume obligations or liabilities as guarantor, endorser, surety, or otherwise in respect of any security of another person; provided that such issue or assumption is for some lawful object within the corporate purposes of Greenidge Generation, compatible with the public interest, and reasonably necessary or appropriate for such purposes. FERC also administers PUHCA, which imposes certain record keeping and records access requirements on public utility holding companies. We are a public utility holding company but have received an exemption from such record keeping and records access requirements. Any entity acquiring more than 10% of the voting securities of either us or Greenidge Generation is likely to be regarded by FERC as a public utility holding company. Such entities can obtain an exemption from such record keeping and records access requirements if they are able to demonstrate that they are not affiliated with any jurisdictional utility that has captive customers, and that they do not own commission-jurisdictional transmission facilities or provide commission-jurisdictional transmission services and that they are not affiliated with persons that own such facilities or provide such services.
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
Because Greenidge Pipeline operates exclusively as a provider of delivery services for gas supplies owned by others, it is not a “gas utility company” under PUHCA which expands the authority of FERC to oversee transactions and other financial activities of public utility holding companies through grants of access to those companies’ books and records. As a result, purchasers directly or indirectly acquiring 10% or more of the voting securities of Greenidge Pipeline would not become subject to FERC recordkeeping and records access requirements of that law. Any such acquisition should be reviewed under FPA Section 203 and the NYPSL Section 70 to determine if an authorization is needed in advance of the transaction.
In addition, we, GGH, and Atlas and certain of its affiliates are all holding companies under the PUHCA, which is also administered by FERC. Each of these entities has filed a Notice with FERC of their exemption from the books and record-keeping requirements of PUHCA and are therefore not subject to those requirements.

A failure to comply with FERC regulatory requirements can result in penalties and in extreme cases, action to unwind a transaction or to impose criminal sanctions. See “Risk Factors—Risks Related to Our Business—Risks Related to our Datacenter and Power Generation Operations” for further details.
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
The New York State Department of Environmental Conservation
The operations of each of Greenidge Generation and the landfill owned by another subsidiary of Greenidge, Lockwood Hills LLC (“Lockwood Hills”), are subject to numerous New York State Department of Environmental Conservation (“NYSDEC”) and U.S. Environmental Protection Agency (the “EPA”) regulations and requirements. Lockwood Hills operates a landfill and leachate management facility (the “Landfill”). Most of the EPA requirements that Greenidge Generation and Lockwood Hills are subject to are delegated to the NYSDEC and are regulated through permits issued by NYSDEC. Future laws or regulations may require the addition of environmental controls or impose restrictions on Greenidge Generation and Lockwood Hills operations, which could affect our operations.
Complying with environmental laws often involves significant capital and operating expenses. See “Risk Factors—Risks Related to Our Business—Risks Related to Our Business Generally” and “—Risks Related to our Datacenter and Power Generation Operations” for further details.
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
In June 2022, NYSDEC denied Greenidge Generation’s application to renew the Title V Air Permit for the New York Facility, and that denial was affirmed by NYSDEC’s Regional Director for Region 7 on May 8, 2024. Greenidge Generation subsequently commenced an Article 78 proceeding, and on November 14, 2024 the New York Supreme Court, Yates County, annulled NYSDEC’s denial and remanded the matter for further proceedings, after which Greenidge Generation filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department, and administrative proceedings resumed before NYSDEC. On November 7, 2025, Greenidge Generation entered into a Stipulation of Settlement (the “Stipulation”) with NYSDEC to resolve the ongoing administrative and judicial proceedings concerning renewal of the Title V Air Permit for the New York Facility consistent with the CLCPA. Pursuant to the Stipulation, Greenidge Generation submitted an application (the “Application”) supplementing the renewal application to incorporate agreed greenhouse gas (“GHG”) emissions limits and related monitoring and reporting requirements. NYSDEC agreed to process the Application and issue a draft five-year Title V permit modification and renewal (the “Draft Title V Permit”), which we expect will be issued in 2026 and will be subject to public notice and comment and review by the EPA. Following completion of the administrative process and withdrawal of Greenidge Generation's pending appeal before the Fourth Department, NYSDEC is expected to issue a final Title V Air Permit consistent with the Stipulation. See Note 10, “Commitments and Contingencies—Legal Matters” for further details.
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
Waste
The Landfill is also subject to a Part 360 Solid Waste Management Facility permit issued by NYSDEC. An application to renew and modify the Part 360 permit was submitted in August 2020 to NYSDEC, and NYSDEC continues to review the application. Due to the operations of the previous owners of the Lockwood Hills landfill, in 2015 NYSDEC alleged that the then-existing Leachate Pond was causing exceedances of New York State groundwater standards. Lockwood Hills entered into a Consent Order with the NYSDEC in 2015, which required remediation of the leachate pond, and installation of a liner and treatment system. The work required by the Consent Order was completed in 2019 as required, and NYSDEC approved of the construction report on July 6, 2020. Applications for modification of the SPDES and Part 360 permits to reflect the implementation of the consent order, which are the final requirements of the consent order, were timely submitted to NYSDEC. During the fourth quarter of 2023, we received a request for additional information from NYSDEC which we are currently in the process of gathering to facilitate the processing of our permit renewal applications. Lockwood Hills is subject to EPA’s Coal Combustion Residuals Rule (the “CCR Rule”), as a coal combustion residual (“CCR”) landfill. In accordance with the requirements of the CCR Rule, Lockwood Hills has prepared required plans and documents and hosts a publicly available website that makes certain documents available to the public. Our communications with EPA with respect to the Landfill and continued CCR compliance requirements remain ongoing. On September 15, 2025, Lockwood Hills entered into a Consent Agreement and Final Order with EPA relating to certain historical compliance matters associated with the Landfill. Under the settlement, Lockwood Hills agreed to implement certain groundwater monitoring and reporting measures and to pay a civil penalty of $0.1 million. Lockwood Hills continues to undertake compliance efforts consistent with the requirements of the settlement and applicable CCR regulations.
Greenidge Generation is also subject to the CCR Rule, which requires that the onsite CCR surface impoundment associated with previous coal-fired operation of the New York Facility, be closed. Greenidge Generation has also prepared the CCR Rule documents associated with closure, and has a publicly available website that makes certain documents available to the public as required by the rule. We have evaluated the impact of the CCR Rule on our consolidated financial position, results of operations and cash flows and have accrued environmental liabilities under the rule based on current estimates. On January 9, 2024, Greenidge Generation entered into a Consent Agreement and Final Order with EPA wherein we were required to pay a civil fine in the amount of $0.1 million and to cease receipt of waste into the onsite CCR surface impoundment in accordance with the timeframes and extensions set forth in the CCR Rule. Greenidge Generation continues to undertake compliance efforts consistent with the requirements of the settlement and applicable CCR regulations.

Environmental Liability
As required by the NYSDEC, landfills are required to establish and maintain financial assurance mechanism to cover closure, post-closure care, and related expenses. The purpose of the financial assurance mechanism is to ensure the amount of funds assured is sufficient to cover the costs of landfill closure, post-closure care, custodial care, and, if necessary, corrective measures for known releases when needed. The financial assurance amount is based on written estimates, in current dollars, of the cost of hiring a third party to perform the work. The NYSDEC has allowed Atlas and its affiliates to satisfy this financial assurance obligation by maintaining a letter of credit guaranteeing the payment of the landfill liability. As of December 31, 2025, the letter of credit amount was approximately $5.0 million, which guaranteed the payment of a portion of the landfill liability. In addition to the letter of credit, Greenidge contributed $1.3 million into a trust established with NYSDEC as the beneficiary to cover the remainder of the landfill surety requirement. As of December 31, 2025, we have an environmental liability of $13.7 million associated with the Lockwood Hills Landfill.
CCRs are subject to federal and state regulations. Most of our obligations associated with CCR are for the closure of a coal ash pond. The Landfill is in compliance with the CCR requirements applicable to CCR landfills and is not required to close. With regards to our coal ash pond, in accordance with federal law and Accounting Standards Codification (“ASC”) 410-20, Environmental Liabilities, we have an environmental liability of $17.3 million as of December 31, 2025.
During the year ended December 31, 2025, we recognized a charge of $0.4 million for the remeasurement of environmental liabilities as a result of an update in the cost estimates associated to CCR liabilities related to the Lockwood landfill and the CCR impoundment as part of our continuing evaluation of the site.
On September 15, 2025, Lockwood Hills entered into a Consent Agreement and Final Order with EPA relating to certain historical compliance matters associated with the Landfill. Under the settlement, Lockwood Hills agreed to implement certain groundwater monitoring and reporting measures and to pay a civil penalty of $0.1 million. Lockwood Hills continues to undertake compliance efforts consistent with the requirements of the settlement and applicable CCR regulations.
Corporate History and Structure
In 2014, Atlas formed GGH and purchased all of the equity interests in Greenidge Generation, which owned an idled power plant in Torrey, New York. Following the purchase, a project was commenced to convert the power plant from coal to natural gas. This included securing the right of way and constructing a 4.6-mile natural gas pipeline which we now own and operate. In May 2017, the transformed power plant commenced operations with a total generation capacity of approximately 106 MW.
After the completion of a successful pilot program in 2019, we commenced cryptocurrency datacenter operations in January 2020.
In January 2021, GGH completed a corporate restructuring, pursuant to which Greenidge was incorporated in the State of Delaware on January 27, 2021. On January 29, 2021, we entered into an asset contribution and exchange agreement with the owners of GGH, pursuant to which we acquired all of the ownership interests in GGH in exchange for 700,000 shares of our common stock. As a result of this transaction, GGH became a wholly owned subsidiary of Greenidge Generation Holdings Inc (“GGHI”).
On September 14, 2021, we acquired Support.com pursuant to an agreement and plan of merger (the “Support Merger”) and, as a result, it began to operate as our wholly owned subsidiary. Subsequent to the Support Merger, our shares of Class A common stock were listed on The Nasdaq Global Select Market and began trading under the symbol “GREE,” which is the current trading symbol of our Class A common stock.
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
ITEM 1A. RISK FACTORS.
In evaluating our company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our common stock could decline. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above in this Annual Report and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. Certain statements in the Risk Factors below are forward-looking statements. See the section titled “Cautionary Statement Regarding Forward-Looking Statements.”
Our business is subject to numerous risks and uncertainties, which illuminate challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.
Risks Related to Our Business
General Risks
Management has concluded that there is substantial doubt about our ability to continue as a going concern, as our current projected operating cash flows are not sufficient in the near term to satisfy our short-term debt obligations, including the October 2026 maturity of certain of our senior unsecured indebtedness, and we may not be successful in our debt restructuring efforts. Accordingly, an investment in our common stock is highly speculative and investors could suffer a total loss of their investment.
The ability to meet our existing short-term debt obligations, including the October 2026 maturity of certain of our senior unsecured indebtedness, is dependent upon our ability to successfully execute on our debt restructuring efforts, generate profitable operations and/or obtain necessary financing to meet our obligations when they come due. Our ability to obtain such financing from potential lenders is, in turn, dependent in part on our ability to generate or demonstrate a path to sustainable operating cash flows. Although our cash flow projections indicate that we will have sufficient liquidity to meet our cash requirements through the third quarter of 2026, such cash flows will not be sufficient to satisfy debt payments due in October 2026, including the remaining $36.7 million aggregate principal amount of the Senior Notes (see Note 5, “Debt”).

During the years ended December 31, 2024 and 2025, we took certain actions to improve our liquidity, including divesting certain non-core assets located in South Carolina and Mississippi, entering into privately negotiated exchange agreements, completing public tender/exchange offers pursuant to which we repurchased outstanding Senior Notes for cash or exchanged them for a new series of 10.00% Senior Notes due 2030 (the “New Notes”), conducting open market debt repurchases and raising capital through equity financing. See “Business—Corporate History and Structure,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.” While we continue to pursue strategies to improve liquidity, we can provide no assurance that these efforts will be successful.

In addition, our ability to successfully implement debt restructuring efforts to resolve our near-term debt obligations could be negatively impacted by other items outside of our control which may negatively impact our operating cash flows, including significant decreases in the price of bitcoin, regulatory changes concerning cryptocurrency or AI and HPC datacenters, increases in energy costs or broader macroeconomic conditions. Our operating cash flows are affected by several factors including the price of bitcoin and cost of electricity and natural gas and emissions credits, in addition to our ability to obtain and comply with required permits and licenses, including the Title V Air Permit for our New York facility. While this permit is subject to the Stipulation, it may still face legal challenges from third-party environmental groups (see Note 10, “Commitments and Contingencies”), which could adversely affect our operations and ability to generate operating cash flows sufficient to obtain necessary any financing we may require to meet our October 2026 debt obligations. As a result, management has concluded that there is substantial doubt about our ability to continue as a going concern for the next 12 months.
We may not have sufficient resources to repay our Senior Notes upon their maturity in October 2026, and the incurrence of additional indebtedness, including the issuance of our New Notes, increases the risks we face in meeting our debt obligations.
As of December 31, 2025, we had $36.7 million and $2.3 million in aggregate principal amount of our Senior Notes and New Notes outstanding, respectively, excluding capitalized contractual interest payments, all of which was unsecured. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to redeem or repurchase the Senior Notes prior to maturity is also uncertain. Any failure to repay or refinance the Senior Notes when due could result in a default under the Senior Notes and the acceleration of our indebtedness, and could materially and adversely affect our liquidity and financial condition, potentially requiring us to pursue restructuring alternatives, including bankruptcy, dissolution or liquidation.
In addition, the indentures governing the Senior Notes and the New Notes do not limit the amount of indebtedness that we or our subsidiaries may incur. As a result, we and our subsidiaries may be able to incur significant additional indebtedness, which would increase the risks associated with our debt obligations and could impair our ability to meet the repayment obligations under both the Senior Notes and the New Notes. If we incur any additional debt that is secured, the holders of such debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes and the New Notes.
An active trading market for our New Notes may not be sustained, which could limit the market price of the New Notes or holders' ability to sell them.
As of December 31, 2025, we had issued $2.3 million in aggregate principal amount of New Notes. We have submitted an application to list the New Notes on the OTC Markets platform and facilitate trading; however, such listing is subject to review and approval by OTC Markets and the Financial Industry Regulatory Authority (“FINRA”), and there can be no assurance that the New Notes will be approved for trading. Even if approved, we cannot provide any assurances that an active trading market for the New Notes will develop or be maintained or that holders will be able to sell their New Notes. If a market does develop, the New Notes may trade at prices that are lower than their initial offering price, depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot assure holders that a liquid trading market for the New Notes will be sustained, that holders will be able to sell their New Notes at a particular time or that the price holders receive when they sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the New Notes may be harmed. Accordingly, holders may be required to bear the financial risk of an investment in the New Notes for an indefinite period of time. In addition, there may be a limited number of buyers when holders decide to sell their New Notes. This may affect the price, if any, offered for their New Notes or holders ability to sell their New Notes when desired or at all.
We may need to raise additional capital to grow our business and may not be able to do so on favorable terms, if at all. Future issuances of equity or debt securities may adversely affect the value of our common stock.
We may need to raise additional capital in the future to, among other things, expand our operations, pursue our growth strategies, respond to competitive pressures, meet working capital needs or reduce outstanding debt obligations. We may not be able to obtain additional debt or equity financing on favorable terms in the future, if at all, which could impair our ability to execute on our business plan and adversely affect our existing operations.
If we conduct an equity offering, to raise capital or to take advantage of strong capital markets, our stockholders may experience significant dilution of their ownership interests, and the per share value of our Class A common stock could materially decline. See “Risks Related to the Ownership of Our Securities—Our issuance of a significant number of additional shares of Class A common stock in connection with any future financings, acquisitions, investments, commercial arrangements, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result.”
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
If, among other things, the price of bitcoin does not improve, mining economics do not return to increased profitability, or we are unable to generate profits by entering into other potential business ventures, we will continue to incur losses. Such losses could be significant as we incur costs and expenses associated with recent investments and potential future acquisitions, as well as legal and administrative related expenses. While we are closely monitoring our cash balances, cash needs and expense levels, significant expense increases may not be offset by a corresponding increase in revenue or a significant decline in bitcoin prices could significantly impact our financial performance. Due to our current projected operating cash flows being insufficient in the short and long term to meet our short-term and long-term debt obligations, an investment in our common stock is highly speculative. See “General Risks—Because our current projected operating cash flows are not sufficient in the long term to meet our current long-term debt obligations, an investment in our common stock is highly speculative. Holders of our common stock could suffer a total loss of their investment.”
Our strategy to expand into AI and HPC datacenter development may not be successful and could adversely affect our existing operations and financial condition.
We are evaluating opportunities to develop datacenter infrastructure capable of supporting AI and HPC workloads. These markets are highly competitive and rapidly evolving, and our ability to successfully develop or participate in such projects will depend on a number of factors, including access to sufficient power capacity, availability of capital, the ability to secure customers or strategic partners, technical and operational expertise, regulatory and land use approvals, and the development of suitable sites and infrastructure. If we are unable to successfully execute this strategy, our anticipated growth opportunities may not materialize.
The development of AI and HPC infrastructure may also require significant capital investment and could affect the timing of our cash flows. AI and HPC datacenters typically require substantial upfront capital expenditures for infrastructure, equipment and site development, while revenues from hosting, leasing or related services generally materialize only after construction completion and customer onboarding. As a result, there may be a delay between capital investment and revenue generation, which could increase our short-term liquidity needs. We may need to seek additional financing through debt, equity or other sources to support these investments or to preserve liquidity during periods of market volatility, which may not be available on favorable terms or at all.
In addition, allocating resources to support AI and HPC initiatives may divert capital, personnel, infrastructure and power capacity from our existing bitcoin mining operations. In particular, the use of available power capacity for AI and HPC workloads may reduce the power available for bitcoin mining, which is a highly competitive and capital-intensive industry. As a result, we may be unable to expand our deployed hashrate at the pace of our competitors, potentially diminishing our market share and profitability. Expanding into AI and HPC may also increase operational complexity and place additional demands on our management, technical and support teams.
Furthermore, our AI and HPC business strategy may not perform as anticipated. The success of such initiatives may be affected by factors including the reliability and timing of power supply, supply chain disruptions (including labor availability), tariffs or trade restrictions, technological changes, the existing regulatory environment and changes thereto (including increased public opposition to datacenter projects), and our ability to develop or retain specialized expertise required to operate AI and HPC infrastructure. If we are unable to successfully develop and operate AI and HPC datacenter projects, our business, financial condition, results of operations and prospects could be adversely affected.
Our potential expansion into AI and HPC datacenter development would expose us to supply, pricing, performance and export‑control risks associated with specialized hardware, networking and software ecosystems.
We are evaluating opportunities to develop or participate in infrastructure supporting AI and HPC workloads. If we pursue such opportunities, we would be required to procure and deploy specialized hardware, including advanced accelerators (such as high-end GPUs or custom AI chips), as well as high-performance networking and compatible software stacks. These components are subject to global supply constraints, long lead times and pricing volatility.
If we enter this market, we would likely depend on a limited number of suppliers and original equipment manufacturers for critical components. Any disruption in supply, allocation decisions favoring larger or more established customers, manufacturing or packaging issues, or delays in delivery could impair our ability to timely develop or scale AI/HPC infrastructure. In addition, export controls, trade restrictions, or other regulatory measures affecting advanced computing technologies could limit our ability to procure necessary equipment or serve certain customers. As a result, any expansion into AI/HPC infrastructure could require significant capital expenditures, expose us to increased operational and regulatory risks, and may not be successful, which could materially and adversely affect our business, financial condition and results of operations.
Risks Related to Our Business Generally
We are exposed to customer concentration risk, substantially dependent on our sole hosting services customer, and exposed to counterparty nonperformance risk for our hosting arrangement.
We currently are substantially dependent on our sole hosting services customer to generate most of our revenue, which exposes us to the risk of nonperformance by such customer, whether contractual or otherwise. The nonperformance of our hosting services customer would have a material impact on our liquidity and ability to operate the business. Risk of nonperformance includes inability or refusal of a counterparty to perform because of a counterparty’s financial condition and liquidity or for any other reason. See “Business—Overview—Hosting Agreements” for further details. Any significant nonperformance by our customer, could have a material adverse effect on our business, prospects, financial condition, and operating results.
Our success depends on external factors in the cryptomining industry.
The cryptomining industry is subject to various risks which could adversely affect our ability to continue to operate our business, including, but not limited to:
•ongoing and future government or regulatory actions that could effectively prevent mining operations, with little to no access to policymakers and lobbying organizations in many jurisdictions;
•a degree of uncertainty about cryptoassets’ status as a “security,” a “commodity,” or a “financial instrument” in certain jurisdictions that may subject cryptomining industry to regulatory scrutiny, investigations, fines, and other penalties;
•banks or financial institutions may close the accounts of businesses engaging in cryptoasset-related activities as a result of compliance risk, cost, government regulation, or public pressure;
•use of cryptoassets in the retail and commercial marketplace is limited;
•extreme volatility in the market price of cryptoassets that may harm our customer’s financial resources, ability to meet its contractual obligations to us, or cause it to reduce or cease mining operations;
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
•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective;
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
The bitcoin reward for successfully mining a block most recently halved in April 2024 and will continue to halve at predetermined intervals in the future, and bitcoin value may not adjust to compensate us for the reduction in the rewards we receive from our bitcoin mining efforts.
Bitcoin uses a proof-of-work consensus algorithm in which miners are rewarded with newly minted bitcoin for successfully adding a block to the blockchain. The reward for mining a block is cut in half at predetermined intervals, a process known as “halving,” which is designed to regulate the total supply of bitcoin and mitigate inflation. For bitcoin, the reward was initially set at 50 bitcoin currency rewards per block, which was cut in half to 25 on November 28, 2012 at block 210,000, to 12.5 on July 9, 2016 at block 420,000, to 6.25 on May 11, 2020 at block 630,000, and most recently to 3.125 on April 19, 2024 at block 840,000. The next halving is expected to occur in Spring 2028. This process will continue until the total amount of bitcoin currency rewards issued reaches 21 million, which is expected to occur around the year 2140.
Halving reduces the amount of bitcoin miners receive for each successfully mined block, and our revenue from cryptocurrency mining is directly tied to these rewards. Historically, bitcoin’s market price has experienced volatility around halving events, and we can provide no assurance that any future price change will be favorable or would compensate for the reduction in bitcoin mining rewards in connection with a halving. In addition, bitcoin mining revenue is affected by network difficulty, which adjusts approximately every 2,016 blocks based on total computational power on the network. If bitcoin prices do not rise sufficiently or if mining difficulty increases in a way that reduces our share of network rewards, the revenue we earn from our cryptocurrency datacenter operations could decline materially, which may reduce the incentive to continue bitcoin mining.
Any disruption in improving our existing assets for datacenter operations or potentially developing new datacenter sites may adversely affect our results of operations and financial performance.
We are actively evaluating opportunities to improve our existing assets for datacenter operations and develop additional sites to support cryptocurrency, AI and HPC workloads. These efforts may be delayed or hindered by a variety of factors, including challenges in obtaining suitable land to build new datacenter facilities, coordinating with local power suppliers, obtaining required permits and approvals, or engaging with local communities. Delays in any of these areas may negatively impact our construction timelines and budget or prevent completion of new datacenters entirely. Our ability to operate datacenters effectively depends on maintaining facilities that are technologically advanced, energy-efficient, properly climate-controlled and capable of supporting high-density computing workloads. Failure to achieve these operational standards could reduce efficiency, increase operating costs and negatively impact profitability. The development and operation of datacenters also requires substantial and reliable power. Any significant delays or interruptions in the supply of power needed to support expansion or new construction could disrupt project timelines and adversely affect our revenue growth, operational performance and profitability. In addition, unexpected increases in power costs, supply constraints or interruptions could negatively affect our financial results. We may also encounter challenges related to permitting, environmental compliance or community opposition, including potential disputes with local governments or residents, which could delay or prevent the development of new sites or the expansion of existing facilities. Further, any material delays, cost overruns or quality issues in connection with these projects could materially and adversely affect our business, financial condition, results of operations and strategic objectives. Our ability to manage these risks effectively will be critical to sustaining growth and maintaining profitability.
It may take significant time, expenditure, or effort for us to grow our business, including our datacenter operations, through acquisitions, and our efforts may not be successful.
The number of AI/HPC and other cryptocurrency datacenter companies has significantly increased in recent years. As we and other AI/HPC or cryptocurrency datacenter companies seek to grow capacity or access additional sources of electricity to power growing datacenter operations, the acquisition of suitable land with access to low-cost power or standalone electricity production facilities may become an attractive avenue of growth. Currently, we source most of our electricity for our cryptocurrency datacenter operations from our captive power generation facility located in Torrey, New York. If we determine to expand our operations, we may do so through the acquisition of additional powered land assets or electricity generating power plants. Attractive acquisition targets may not be available to us for a number of reasons, such as growing competition for attractive targets, economic or industry sector downturns, geopolitical tensions, regulatory changes, environmental challenges, increases in the cost of additional capital needed to close asset purchases or business combinations or operate targets post-acquisition or business combination. Our inability to identify and consummate acquisitions of attractive assets or targets could have a material and adverse impact on our long-term growth prospects, which could materially and adversely affect our results of operations, strategy, and financial performance.
Failure to successfully integrate assets we have acquired or may acquire in the future could negatively impact our business, financial condition, and results of operations.
Acquisitions, including, without limitation, of suitable land with access to low-cost power, are an important element of our growth strategy and the success of any acquisition we make depends in part on our ability to integrate the acquired assets and realize anticipated synergies and benefits. Integrating acquired assets may involve unforeseen difficulties, may require a disproportionate amount of our management’s attention, and may require us to reallocate our resources, financial or otherwise.
For example, we may encounter challenges in the integration process such as difficulties associated with managing the resulting larger and more complex company, coordinating geographically dispersed operations, and our ability to deliver on our strategy going forward.
Further, our existing and any potential future acquisitions may subject us to increased costs and compliance burdens and new liabilities and risks, some of which may be unknown. Although we and our advisors conduct due diligence on the operations of assets we acquire, we can provide no assurance that we are aware of all liabilities associated with acquired assets. These liabilities, and any additional risks and uncertainties not known to us or that we may deem immaterial or unlikely to occur at the time of the acquisition, could negatively impact our future business, financial condition, and results of operations.
We can provide no assurance that we will ultimately be able to effectively integrate and manage the operations of any assets we have acquired or may acquire in the future or realize the anticipated synergies or benefits. The failure to successfully integrate such assets could have a material adverse effect on our financial condition and results of operations.

We experienced turnover in our senior operating personnel in 2024 and 2025. If we fail to retain key talent or are unable to attract and retain other qualified personnel, our results of operations, strategy, and financial performance could be adversely affected.
Our operations, strategy and business depend to a significant degree on the skills and services of our management team and senior operating personnel. In 2024 and 2025, we experienced turnover in our senior operating personnel. While we have taken steps to transition responsibilities, reallocate functions among existing personnel and recruit replacement talent, and utilize external consultants and independent contractors in the absence of such replacement talent, such turnover may result in a temporary loss of institutional knowledge and operational continuity, increased demands on remaining personnel and additional time and resources required to onboard and integrate new hires, which could adversely affect our ability to execute our strategy and maintain effective internal controls. However, we do not believe that such turnover has resulted in material disruption to our operations to date.

If we fail to execute an effective contingency or succession plan with the loss of any member of management or senior operating personnel, such loss may significantly disrupt our business, including our operations and strategic initiatives. Our future success also depends in large part on our ability to attract, retain, and motivate our management team and operating personnel. As we continue to develop and expand our operations, we may require personnel with different skills and experiences, including individuals with a sound understanding of our business and cryptocurrency, AI and HPC datacenter industries. The market for highly qualified personnel in the industries in which we operate is very competitive, and we may be unable to attract and retain such personnel. Our failure to attract, retain and effectively utilize such personnel could adversely affect our business, financial condition and results of operations.
We may face risks related to labor relations, including increased labor costs, operational constraints, or disruptions associated with our collective bargaining agreement.
In January 2025, we received a notice of petition filed with the National Labor Relations Board (“NLRB”) by IBEW Local 10 seeking to represent certain employees at our New York Facility, including operators, maintenance technicians, crypto technicians and an electrical engineer. In February 2025, these employees voted to unionize. In February 2026, we entered into a four-year collective bargaining agreement with IBEW Local 10 covering such employees. While the collective bargaining agreement establishes the terms and conditions of employment for the covered employees, it may result in increased labor costs, limit our operational flexibility in managing the workforce, and require us to devote management resources to administering the agreement and responding to union-related matters. In addition, disputes may arise regarding the interpretation or application of the agreement, which could result in grievances, arbitration proceedings, or other labor-related claims. Although we have not experienced significant disruptions related to unionization as of the date of this Annual Report, labor relations matters could adversely affect our operations, productivity, and ability to meet operational objectives. Labor disputes, including potential work stoppages, strikes, or other job actions, could further disrupt our operations and negatively impact our relationships with employees and our ability to attract and retain personnel.
Cyberattacks and security breaches of our own or our third-party providers may disrupt or adversely impact our results of operations and financial condition, and damage our reputation or otherwise materially harm our business.
We rely on information technology systems across our operations to manage our business including, but not limited to, our accounting, finance, datacenter, and power operations. Our information technology is provided primarily through third-party cloud computing arrangements. Further, our business involves the use, processing, storage and transmission of information about customers, vendors, creditors and employees using such information technology systems. Our ability to effectively operate our business depends on the security, reliability and capacity of these systems.
Like most corporations, we have experienced cyberattacks, including phishing or ransomware attacks, from time to time, and we expect to be the target of such cyberattacks in the future. In October 2025, we became aware of a fraudulent scheme in which unknown third parties impersonated our company and attempted to solicit funds from members of the public through unauthorized communications and websites. Upon learning of this activity, we promptly issued a public warning on our website to alert potential victims and reported the matter to relevant authorities. Although this activity did not involve a breach of our internal systems, such schemes may nevertheless cause confusion among customers, partners or investors and could negatively impact our reputation, brand and business relationships.
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
We and our affiliates are subject to extensive environmental regulation by governmental authorities, including the EPA, and state environmental agencies such as the NYSDEC and/or attorneys general, and have material environmental liabilities, including a CCR liability of $17.3 million as of December 31, 2025 associated with the closure of a coal ash pond located on the New York Facility property and an environmental liability of $13.7 million as of December 31, 2025 associated with the Lockwood Hills Landfill. See “Business—Governmental Regulation—Environmental Liability” and Note 10, “Commitments and Contingencies—Environmental Liabilities,” in the Notes to Consolidated Financial Statements. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. If we fail to comply with these and future regulatory requirements, we could be forced to reduce or discontinue operations or become subject to administrative, civil, or criminal liabilities and fines.
In 2015, the EPA finalized the CCR Rule that establish technical requirements for the disposal of CCR. The EPA subsequently published revisions to the CCR Rule, effective November 8, 2024 (as amended, modified or supplemented, the “revised CCR regulations”). The revised CCR regulations impose certain compliance and other obligations on certain previously unregulated CCR sites. The revised CCR regulations require, among other things, electric utilities and independent power producers to investigate and identify previously unregulated CCR sites and demonstrate that the sites were closed in accordance with the closure performance standards in the CCR Rule. Pursuant to the revised CCR regulations, the required investigation is conducted in phases, and owners and operators may opt to submit the required facility evaluation reports for each of Phase 1 and Phase 2 concurrently on the Phase 2 deadline of February 9, 2027 enumerated in the revised CCR regulations. Any required closure obligation would commence on August 8, 2030, unless exceptions apply that would defer the closure obligation to a permitting process. In accordance with the revised CCR regulations, phased evaluations of the Lockwood Hills and Greenidge Generation facilities will be conducted to determine if any previously unregulated CCR sites must be addressed under the new regulation. We make no assurances as to the status of any CCR sites at either facility that could be subject to regulation under the revised CCR regulations.
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
We may not be able to obtain or maintain all required environmental regulatory approvals. For example, although we have entered into the Stipulation with NYSDEC regarding the renewal of our Title V Air Permit for the continued operation of the New York Facility, such renewal may become the subject of further administrative and state judicial proceedings brought by third-party environmental groups. There can be no assurance that our efforts to secure or maintain such approvals will be successful. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain, maintain, or comply with any such approval, or if an approval is retroactively disallowed or adversely modified, the operation of our generation facilities could be stopped, disrupted, curtailed, or modified or become subject to additional costs. Any such stoppage, disruption, curtailment, modification, or additional costs could have a material adverse effect on our results of operations and financial condition.
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
We rely on a well-known U.S.-based third-party digital asset-focused custodian to safeguard our bitcoin, but our holdings are not insured by us and are not protected by the FDIC or SIPC.
Under the Coinbase Prime Broker Agreement, Coinbase covenants to hold our digital assets in segregated accounts, identifiable as belonging to us, with no rights, interest, or title in those assets. Cash, if any, would be placed in “for benefit of customers” accounts at U.S. insured depository institutions. Currently, we have no cash held with Coinbase and have no plans to do so. The agreement ensures our digital assets are not commingled with other holdings, other than to facilitate transfers (typically under 12 hours, but never more than 72 hours). While we believe this agreement offers reasonable protections, storing digital assets with any custodian involves risks. If Coinbase breaches its agreement, ceases operations, declares insolvency, or files for bankruptcy, our digital assets could be delayed or unrecoverable — even if held in segregated accounts. Insolvency laws regarding digital assets are still evolving. If our bitcoin were deemed part of the custodian’s bankruptcy estate, we could be treated as general unsecured creditors, limiting or delaying our ability to recover assets. While Coinbase maintains limited insurance against certain losses like theft, this coverage is shared among all their clients — likely falling short of the total value of custodied assets. If our bitcoin is lost, stolen, or destroyed, recovery may be limited or unavailable, and any insurance proceeds would likely be insufficient. Losses could materially impact our financial condition and stock value. We currently do not have a backup custodian. If Coinbase were to cease operations or face insolvency, we would need to self-custody our digital assets using cold storage until a suitable replacement is found, which could disrupt our business. In the meantime, our mined bitcoin would continue accumulating in our proprietary wallet. Our limited rights of legal recourse and our lack of insurance protection over our bitcoin expose us and our stockholders to the risk of loss of our bitcoin for which there may be no adequate remedy.
We may not be able to compete effectively against other companies, some of whom have greater resources and experience.
We may not be able to compete effectively against present or future competitors. The cryptocurrency and AI/HPC datacenter industries have attracted various high-profile and well-established competitors, some of whom have substantially greater liquidity and financial resources than us. With the limited resources we currently have available, we may experience great difficulties in expanding and improving our network of computers, datacenter infrastructure or power capacity to remain competitive. In addition, new ways for investors and market participants to gain exposure to bitcoin and cryptocurrencies continue to emerge. For example, in January 2024, a decade after initial applications were filed, the SEC approved a series of spot bitcoin exchange-traded products, which have since attracted substantial inflows. Competition from such financial products,as well as from existing and potential datacenter operators, cloud service providers and other energy-intensive computing companies, could result in our inability to secure acquisitions, partnerships and power contracts, and to successfully execute our business plan. In particular, competition for access to low-cost and reliable power, a critical input for both cryptocurrency mining and AI/HPC workloads, may intensify. If we are unable to compete effectively for such resources or deploy our infrastructure efficiently, our business, financial condition and results of operations could be negatively affected.

Risks Related to our Datacenter and Power Generation Operations
Our future success will depend significantly on the economics of bitcoin mining, including the price of bitcoin, the mining payouts we receive from third-party mining pools and the value of our bitcoin holdings, all of which are subject to change and may adversely affect our results of operations.
Our operating results will depend significantly on the economics of bitcoin. Specifically, our revenues from our cryptocurrency datacenter operations are based principally on two factors: (1) the amount of bitcoin we are able to mine, including the mining payouts we receive from third-party mining pools, which are based on our proportionate contribution of computational power relative to other participants; and (2) the market price of bitcoin. Declines in the fair market value of our bitcoin holdings would reduce the cash value we could realize if we sold our bitcoin, which could negatively impact our liquidity and financial position.
These factors are influenced by a number of variables, including network difficulty, total network hash rate, transaction fees, pool fee structures and periodic halving events that reduce the block reward. A decrease in the price of bitcoin, a reduction in mining payouts or changes in these network variables will result in a decrease in our revenues and could materially affect our financial performance.
Bitcoin prices have historically been highly volatile and may continue to fluctuate significantly due to factors such as market perception, investor demand, adoption as a means of payment, trading activity, competition from alternative cryptocurrencies, technological developments, macroeconomic conditions and regulatory actions, as well as other risks and uncertainties described in this Annual Report. While some retail and commercial outlets accept bitcoin as a means of payment, consumers’ payment by bitcoin to such retail and commercial outlets remains limited. Conversely, a significant portion of bitcoin demand is generated by speculators and investors seeking to profit from the short- or long-term holding of bitcoin. Many industry commentators believe that bitcoin’s best use case is as a store of wealth, rather than as a currency for transactions, and that other cryptocurrencies having better scalability and faster settlement times will better serve as currency. This could limit bitcoin’s acceptance as transactional currency. A lack of expansion by bitcoin into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of bitcoin, either of which could adversely affect our results of operations.
In addition, the economics of bitcoin mining are also affected by changes in network conditions. Network difficulty adjusts periodically based on the total computational power devoted to the network and may increase as more miners participate, which can reduce the amount of bitcoin earned per unit of computational power. In addition, periodic halving events reduce the block reward by 50%, and unless offset by increases in the market price of bitcoin or transaction fees, such reductions may materially decrease mining revenues.
As a result, our revenues and operating results may be subject to significant variability. Any sustained decrease in the price of bitcoin, increase in network difficulty, reduction in mining payouts, increase in competition or other adverse change in the economics of bitcoin mining could materially and adversely affect our business, financial condition and results of operations.
The properties utilized by us in our cryptocurrency datacenter and hosting operations may experience damage, including damage not covered by insurance.
Our current cryptocurrency datacenter operations in Torrey, New York are, and any future datacenter operations that we establish or host will be, subject to a variety of risks relating to physical condition and operation, including:
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
•claims by employees and others for injuries sustained at our properties; and
•the presence of legacy equipment at our power generation facility, including a steam turbine originally installed in 1953, the age and condition of which may increase the risk of mechanical failure, heightened maintenance requirements or operational disruptions, which could contribute to unplanned outages or reduced generation capacity.

For example, as previously disclosed in our filings with the SEC, in November 2025, we experienced an electrical switchgear failure at our New York Facility that resulted in a fire and operational disruption, causing us to shut down the New York Facility for several weeks, incur repair costs and expend management time. Similar incidents could occur in the future.
Any of these could render our datacenter, hosting and/or power generation operations inoperable, temporarily or permanently, and the potential impact on our business is currently magnified because we operate the majority of our cryptocurrency datacenter operations from a single location. The security and other measures we take to protect against these risks may be insufficient or unavailable. In addition, our power plant property is not insured by any third-party insurance provider, and our ability to self-insure may not be adequate to cover the losses we suffer as a result of the aforementioned risks, which could materially and adversely impact our results of operations and financial condition.
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
Additionally, as technology evolves, we may need to acquire newer models of miners to remain competitive in the market. New miners can be costly, may be in short supply and may require upgrades to our electrical or cooling infrastructure due to increased power consumption or heat generation. Given the long production period to manufacture and assemble bitcoin miners, we can provide no assurance that we can acquire enough bitcoin mining computers or replacement parts on a cost-effective basis – or at all – for the maintenance and expansion of our cryptocurrency datacenter operations. We rely on third parties to supply us with bitcoin miners, and shortages of bitcoin miners or their component parts, material increases in bitcoin miner costs, or delays in delivery of our orders, including due to trade restrictions, sanctions and other global events that may create supply chain disruptions, could significantly interrupt our plans for expanding our bitcoin mining capacity in the near-term and future. Semiconductor and microchip supply constraints, particularly for high-performance ASICs or GPUs, may further delay procurement.
Moreover, miners may become technologically obsolete quickly due to rapid innovation in ASIC efficiency, potentially reducing our ability to mine profitably. Cybersecurity vulnerabilities in miner firmware or software could also cause operational disruptions or downtime. The upgrading and replacement process requires substantial capital investment and we may face challenges in doing so on a timely and cost-effective basis. Shortages of bitcoin mining computers could result in reduced bitcoin mining capacity and increased operating costs, which could materially delay the completion of any planned cryptocurrency datacenter capacity expansion and put us at a competitive disadvantage.
Our operations and financial performance may be impacted by fuel supply disruptions, price fluctuations in the wholesale power and natural gas markets, and fluctuations in other market factors that are beyond our control.
Our power generation depends on our purchases of fuel and other products consumed during the production of electricity from a number of suppliers. Our operations and financial performance generally may be impacted by changes in the supply of fuel and other required products, including disruptions arising from geopolitical tensions affecting global energy markets or changes in export/import flows of liquefied natural gas and related commodities, price fluctuations in the wholesale power and natural gas markets, and other market factors beyond our control.
Delivery of these fuels to our facilities is dependent upon fuel transmission or transportation infrastructure, storage, and inventory of fuel stocks, as well as the continuing financial viability of contractual counterparties. As a result, we are subject to the risks of disruptions or curtailments in the production of power at our generation facility if fuel is limited or unavailable at any price, if a counterparty fails to perform, or if there is a disruption in the fuel delivery infrastructure. Disruption in the delivery of fuel, including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower power sales and/or higher costs to our datacenter operations and thereby adversely affect our results of operations.
Separate from supply, market prices for power, capacity, ancillary services, natural gas, and oil are volatile, unpredictable and tend to fluctuate substantially. Disruptions in our fuel supplies may require us to find alternative fuel sources at higher costs, to find other sources of power to deliver to counterparties at a higher cost, or to pay damages to counterparties for failure to deliver power as contracted. Unlike most other commodities, electric power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices and our costs are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. We buy significant quantities of fuel on a short-term or spot market basis. Prices for the natural gas that we purchase fluctuate, sometimes rising or falling significantly over a relatively short period of time. In recent periods, broader commodity market dynamics and structural shifts in electric generation portfolios — including increased reliance on intermittent renewable resources and energy storage in key regions — have contributed to less predictable power pricing patterns and greater volatility in basis differentials between natural gas and power prices. The price we can obtain for the sale of power may not rise at the same rate, or may not rise at all, to match a rise in fuel or delivery costs. Further, any changes in the costs of natural gas or transportation rates, changes in the relationship between such costs and the market prices of power, or an inability to procure fuel for physical delivery at prices that we consider favorable could all adversely affect our operations, the costs of meeting our obligations, and the profitability of our datacenter, and thus, our operations and financial performance. Volatility in market prices for fuel and electricity may result from a number of factors outside of our control, including:
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
•structural changes in generation portfolios and pricing dynamics due to increased renewable and storage penetration;
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
Such factors and the associated fluctuations in power and natural gas prices have affected our wholesale power generation profitability and cost of power for datacenter activities in the past and will continue to do so in the future.

Changes in technology may negatively impact the value of our New York Facility and any future power plants.
Research and development activities are ongoing in the industry to provide alternative and more efficient technologies to produce power. There are alternate technologies to supply electricity, most notably fuel cells, microturbines, batteries, wind turbines, and photovoltaic (solar) cells. These technologies are actively being supported by the State of New York (where we currently operate) and other state or local governments in areas (where we may operate in the future) through ambitious energy storage and renewable deployment goals, including plans to install multiple gigawatts of energy storage by 2030 and substantially increase solar and wind generation by 2040, which can alter grid dynamics and dispatch priorities. Advances in energy storage technologies, including long‑duration and fire‑safe battery systems, aim to improve grid reliability and support intermittent renewable supply, further accelerating renewable adoption. As alternative technologies become more cost‑competitive or prevalent, they could reduce the demand for electricity produced by central station generators like our New York Facility, shift patterns of electricity consumption, and increase the frequency of renewable curtailments or negative pricing events as storage and renewables capture a larger share of grid capacity. As a result of these developments and technology shifts, the dispatch and capacity factors of our New York Facility may decline, and we may experience material declines in our power generation revenue, the economic value of our facilities and our overall financial performance.
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
Our facilities require periodic maintenance and repair. Any unexpected failure, including failure associated with breakdowns or forced outages such as the November 2025 fire at the New York Facility, and any related unanticipated capital expenditures could result in reduced profitability from both loss of cryptocurrency datacenter operations and power generation. Such unexpected outages have occurred in the past, and may occur in the future, due to factors both within and outside of our control. We can provide no assurance that outages involving our power plant will not occur in the future, or that any such outage would not have a negative effect on our business and results of operations. In addition, we cannot be certain of the level of capital expenditures that will be required due to changing environmental laws (including changes in the interpretation or enforcement thereof), needed facility repairs and unexpected events (such as natural disasters or terrorist attacks). Unexpected capital expenditures could have a material adverse effect on our liquidity and financial condition. If we significantly modify power generation equipment, we may be required to install the best available control technology or to achieve the lowest achievable emission rates, as such terms are defined under the new source review provisions of the Clean Air Act of 1963, which would likely result in substantial additional capital expenditures.
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
Our business is subject to substantial energy, environmental, and digital asset-related regulation and may be adversely affected by legislative or regulatory changes relating to power generation, datacenter operations, climate policy, or digital asset activities, as well as liability under, or any future inability to comply with, existing or future regulatory requirements.

Our business is subject to extensive U.S. federal, state, and local laws. Regulatory bodies, including the SEC, the CTFC, federal and state energy regulators, environmental agencies, and other oversight authorities frequently modify and reinterpret existing rules, leading to inconsistencies across jurisdictions. Compliance with, or changes to, the requirements under these legal and regulatory regimes may cause us to incur significant additional costs or adversely impact our ability to continue operations as usual or compete on favorable terms with competitors. Failure to comply with such requirements could result in the shutdown of a non-complying facility, the imposition of liens, fines, civil or criminal liability, or costly litigation before the agencies or in state or federal court. Changes to these laws and regulations could result in temporary or permanent restrictions on certain operations at our facilities, including power generation or use in connection with datacenter operations, and compliance with or opposing such regulation may be costly.
The regulatory environment for electric power markets continues to evolve in response to changing energy policies, increased electricity demand from datacenters and high-performance computing infrastructure, and the continued development of renewable energy generation and transmission infrastructure. Federal and state regulators have increasingly focused on issues relating to grid reliability, energy market design, transmission planning, and environmental impacts associated with electricity generation and large-scale electricity consumption. These developments may result in new rules governing market participation, dispatch, emissions standards, or energy consumption that could affect the economics of our operations. We cannot predict the future design of wholesale power markets or the ultimate effect that these regulatory developments may have on our business.
Additionally, the regulatory framework governing digital assets, cryptocurrency infrastructure, and related technologies continues to evolve in the United States and globally. Various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws, regulations, or enforcement policies relating to digital assets, cryptocurrency markets, datacenter operations supporting blockchain networks, or related financial activities. While the regulatory landscape surrounding digital assets has continued to develop since the market disruptions experienced in the cryptocurrency industry in prior years, uncertainty remains regarding the scope and application of future regulations affecting digital asset infrastructure, including potential oversight by financial regulators, energy regulators, or other governmental bodies. New or expanded regulatory requirements could increase compliance costs, restrict certain activities, or otherwise adversely affect our business, financial condition, results of operations, or the market value of our common stock.
In addition, certain policymakers, market participants, and regulatory authorities have proposed changes to wholesale electricity market design, including modifications to pricing mechanisms, capacity market structures, and resource participation rules. Other proposals have considered structural changes to electricity markets, including increased regulation of generation ownership or changes to competitive market frameworks. If competitive restructuring of electricity markets is reversed, delayed, or materially altered, our business prospects and financial results could be adversely affected.
Furthermore, regulatory reforms affecting derivatives and commodity markets, including changes to margin requirements, position limits, or collateral eligibility, could affect our ability to hedge energy price exposure in an efficient and cost-effective manner. Such regulations, or further changes thereto, could reduce liquidity in forward commodity and derivatives markets or limit our ability to utilize certain forms of collateral in connection with hedging activities, which could adversely affect our risk management strategies and financial results.
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
Companies across all industries and around the globe have faced scrutiny relating to their ESG policies. Investors, lenders, and other market participants increasingly consider ESG policies in their investment and financing decisions, with some linking access to capital, credit terms, or other financial arrangements directly to ESG performance or climate-related risk disclosures. This focus on ESG could limit or delay our access to capital or increase the cost of capital if our ESG practices are deemed insufficient relative to evolving market expectations.
The SEC adopted a rule that requires climate disclosures in periodic and other filings with the SEC covering fiscal years beginning in 2025. That rule was subsequently stayed pending judicial review, and as of the date of this Annual Report, remains subject to ongoing legal uncertainty regarding its ultimate enforceability and applicability. Regardless of the rule’s timing, ESG and climate disclosure expectations are evolving globally, including through initiatives such as the ISSB, the EU Corporate Sustainability Reporting Directive, and other regional standards. Compliance with these expectations may require us to establish additional internal controls, engage consultants, implement new reporting processes and incur additional costs related to evaluating, managing, and reporting on environmental and climate-related risks and opportunities. Even in the absence of mandatory SEC disclosure requirements, we may choose or be expected to provide ESG reporting to meet investor or stakeholder expectations, which could divert management resources and increase costs. Failure to meet such expectations or accurately disclose ESG-related information could harm our reputation and materially and adversely affect our business, financial condition and results of operations.
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
We could be materially and adversely affected if current regulations are implemented, if new federal or state legislation or regulations are adopted to address global climate change, or if we are subject to lawsuits for alleged damage to persons or property resulting from greenhouse gas emissions.
There remains significant national and international attention on global climate change and the role of greenhouse gas emissions, such as CO2. Over the past several years, the U.S. Congress, state governments and federal authorities have considered and debated several proposals intended to address climate change using different approaches, including a cap on carbon emissions with emitters allowed to trade unused emission allowances (cap-and-trade), a tax on carbon or greenhouse gas emissions, limits on the use of generated power in connection with cryptocurrency mining, incentives for the development of low-carbon technology, and federal renewable portfolio standards.
In February 2026, the EPA finalized a rule rescinding the 2009 Greenhouse Gas Endangerment Finding, which had previously established the legal basis for regulating GHG emissions under the Clean Air Act, and repealed certain GHG emissions standards for motor vehicles that relied on such finding. This action reflects a revised interpretation of the EPA’s statutory authority; however, it has introduced significant legal and regulatory uncertainty, as it is subject to ongoing and expected legal challenges and may be reconsidered or reversed by future administrations or as a result of judicial review. In addition, this development may result in increased regulatory activity at the state and regional level, potentially leading to a more fragmented and complex regulatory landscape.

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
If a malicious actor or botnet, a collection of computers controlled by networked software coordinating the actions of the computers, obtains control of more than 50% of the processing power dedicated to mining bitcoin, such actor may be able to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude, or modify the order of transactions, though it could not generate new units or transactions using such control. The malicious actor could also “double-spend,” or spend the same bitcoin in more than one transaction, or it could prevent transactions from being validated. In certain instances, reversing any fraudulent or malicious changes made to the bitcoin blockchain may not be possible.
Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the bitcoin network, it is believed that certain mining pools may have exceeded, and could exceed, the 50% threshold on the bitcoin network. While the bitcoin network hash rate has grown significantly, reaching record levels during 2025 and into 2026, the increasing concentration of hash rate among a smaller number of large-scale, publicly traded mining companies and major mining pools may paradoxically increase the risk that a single mining pool could exert authority over the validation of bitcoin transactions. To the extent that the bitcoin ecosystem, and the administrators of mining pools, do not have adequate controls and responses in place, the risk of a malicious actor obtaining control of the processing power may increase. If such an event were to occur, it could have a material adverse effect on our business, prospects, or operations and potentially the value of any bitcoin we mine or otherwise acquire or hold for our own account.
Current regulation regarding the exchange of bitcoins under the CEA by the CFTC is unclear; to the extent we become subject to regulation by the CFTC in connection with our exchange of bitcoin, we may incur additional compliance costs, which may be significant.
The Commodity Exchange Act, as amended (the “CEA”), does not currently impose any direct obligations on us related to the mining or exchange of bitcoins. Generally, the CFTC, the federal agency that administers the CEA, regards bitcoin and other cryptocurrencies as commodities. This position has been supported by decisions of federal courts.
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
We cannot be certain as to how future regulatory developments will impact the treatment of bitcoins under the law. In July 2025, the U.S. House of Representatives passed the CLARITY Act, which, if enacted, would grant the CFTC exclusive jurisdiction over spot markets for digital commodities, including bitcoin. As of the date of this filing, the CLARITY Act remains pending in the U.S. Senate, and there can be no assurance that it will be enacted in its current form or at all. If enacted, such legislation could result in significantly expanded CFTC regulatory oversight of our cryptocurrency datacenter activities and transactions in bitcoin, potentially requiring registration, compliance with new operational requirements and additional reporting obligations, any of which could cause us to incur material additional expenses. Any requirements imposed by the CFTC related to our cryptocurrency datacenter activities or our transactions in bitcoin could cause us to incur additional extraordinary, nonrecurring expenses, thereby adversely affecting our results of operations. In addition, changes in the classification of bitcoins could subject us, as a result of our cryptocurrency datacenter operations, to additional regulatory oversight by the agency. Although to date the CFTC has not enacted regulations governing non-derivative or non-financed, margined or leveraged transactions in bitcoin, the CFTC has taken steps to facilitate the listing of spot digital assets on CFTC-registered exchanges, and it has authority to commence enforcement actions against persons who violate certain prohibitions under the CEA related to transactions in any contract of sale of any commodity, including bitcoin, in interstate commerce (e.g., manipulation and engaging in certain deceptive practices).
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
While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a bitcoin passes from one person to another, usually by means of bitcoin transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations. We can provide no assurance that the IRS will not alter its existing position with respect to digital assets in the future or that other state, local and non-U.S. taxing authorities or courts will follow the approach of the IRS with respect to the treatment of digital assets such as bitcoins for income tax and sales tax purposes. Any such alteration of existing guidance or issuance of new or different guidance may have negative consequences including the imposition of a greater tax burden on investors in bitcoin or imposing a greater cost on the acquisition and disposition of bitcoin, generally; in either case potentially having a negative effect on the trading price of bitcoin or otherwise negatively impacting our business. In 2021, significant changes to U.S. federal income tax laws were proposed, including changes related to information reporting requirements with respect to digital assets. On June 28, 2024, the U.S. Department of the Treasury issued final regulations detailing these reporting requirements. A key component is the introduction of Form 1099-DA, which brokers are required to use to report gross proceeds from the sale of digital assets starting with transactions occurring on or after January 1, 2025. This means that transactions conducted in 2025 will be reported to the IRS in 2026. However, there have been legislative efforts to repeal certain aspects of these reporting requirements. In March 2025, both the U.S. Senate and the House of Representatives voted to repeal the rule mandating decentralized finance (DeFi) cryptocurrency platforms to report detailed customer transactions to the IRS, reflecting bipartisan concerns over compliance costs and the unique nature of DeFi platforms, and the President signed the repeal into law in April 2025. As a result, DeFi platforms are no longer subject to these particular reporting requirements. However, the broader digital asset reporting framework, including the Form 1099-DA requirements applicable to other categories of brokers, remains in effect, and the scope and implementation of these requirements continue to evolve. The ultimate effect of these developments on our operations remains uncertain.
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

In the United States, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the SEC, FinCEN, and the Federal Bureau of Investigation) have begun to examine the operations of the bitcoin network, bitcoin users and the bitcoin exchange market. The current presidential administration has signaled a more favorable posture toward the cryptocurrency industry, including through executive orders establishing a Strategic Bitcoin Reserve and a U.S. Digital Asset Stockpile, the appointment of senior officials with stated goals of positioning the United States as a global leader in digital assets, and the enactment of the GENIUS Act in July 2025, which establishes the first comprehensive federal regulatory framework for payment stablecoins.
On March 17, 2026, the SEC, together with the CFTC, issued the Interpretation to clarify the application of the federal securities laws and the Commodity Exchange Act to crypto assets and blockchain-related activities. The Interpretation introduces a taxonomy that categorizes crypto assets into several types, including digital commodities, digital collectibles, digital tools, payment stablecoins and digital securities, and is intended to delineate the respective jurisdictional boundaries of the SEC and the CFTC. According to the Interpretation, only certain digital assets characterized as “digital securities” would fall within the definition of a security, although the SEC reaffirmed that transactions involving crypto assets that are not themselves securities may nonetheless constitute “investment contracts” depending on the facts and circumstances. The Interpretation also provides guidance regarding when crypto assets may separate from associated investment contracts and indicates that certain foundational blockchain activities, such as protocol mining and staking, may not, in and of themselves, involve the offer or sale of securities. While the Interpretation does not create new law, it reflects the current views of the SEC and CFTC and may influence how existing laws are applied.
Additionally, the SEC has shifted aspects of its enforcement posture, dropping or narrowing certain enforcement actions against digital asset firms and issuing a series of no-action letters and interpretive guidance intended to clarify how existing securities laws apply to digital assets and distributed ledger technology. Despite these developments, the overall regulatory landscape for digital assets remains subject to change, and future administrations or Congresses may adopt different approaches. Increasing regulation and regulatory scrutiny may result in new costs for us and our management having to devote increased time and attention to regulatory matters, change aspects of our business or result in limits on the use cases of bitcoin. In addition, regulatory developments and/or our business activities may require us to comply with certain regulatory regimes. For example, to the extent that our activities cause us to be deemed a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, we may be required to comply with FinCEN regulations, including those that would mandate us to implement certain anti-money laundering programs, make certain reports to FinCEN and maintain certain records.
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
Geopolitical crises may motivate large-scale purchases of bitcoin and other cryptoassets, which could increase the price of bitcoin and other cryptoassets rapidly. Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as war, civil unrest, terrorist attacks, geopolitical events, disease, such as the COVID-19 pandemic, and similar events. Specifically, the uncertain nature, magnitude, and duration of hostilities stemming from the ongoing war between Russia and Ukraine, including the potential effects of sanctions limitations, heightened and evolving conflicts in the Middle East (including the Israel–Hamas conflict and broader regional tensions involving Iran and non-state actors), risks of regional escalation, disruptions to energy infrastructure, and instability in global oil and natural gas markets, potential conflicts in the Asia-Pacific region, retaliatory cyber-attacks on the world economy and markets, including potential attacks on energy grids, data centers, and other critical infrastructure and potential shipping delays (including disruptions to key shipping routes such as the Red Sea, Suez Canal and Strait of Hormuz), have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business.
In particular, volatility in global energy markets resulting from geopolitical instability, including in the Middle East, may increase the cost of electricity, fuel, and related inputs that are critical to our operations, or result in supply constraints or curtailments, any of which could adversely affect our operating margins and growth plans. For example, the U.S. inflation rate rose significantly from 2021 into 2022, then began to moderate through 2024 and into 2025, though future inflation trends remain uncertain and difficult to predict with a high degree of accuracy. These inflationary pressures, as well as disruptions in our supply chain, have increased the costs of most other goods, services, and personnel, which have in turn caused our capital expenditures and operating costs to rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates, which raised the cost of acquiring capital and reduced economic growth, either of which—or the combination thereof—could hurt the financial and operating results of our business. Although the U.S. Federal Reserve began reducing interest rates in late 2024, the pace and extent of future rate adjustments remain uncertain, and interest rates may remain elevated relative to historical levels for a prolonged period. This may also increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of our inventory following such downward adjustment. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding, or selling gold. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in bitcoin as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.
As an alternative to fiat currencies that are backed by central governments, bitcoin, which is relatively new, is subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us. Political or economic crises may motivate large-scale acquisitions or sales of bitcoin either globally or locally. Such events could have a material adverse effect on our results of operations.
Changes in tariffs or import restrictions could have a material adverse effect on our business, financial condition and results of operations.
Equipment necessary for digital asset mining and related datacenter infrastructure is largely manufactured outside of the United States. As a result, our business may be significantly affected by U.S. trade policies, including tariffs, import restrictions, customs duties, export controls, or other trade measures affecting equipment manufactured abroad. The United States has imposed tariffs on certain imported technology and industrial equipment, including items manufactured in China and other jurisdictions, and the current presidential administration has announced or implemented additional tariffs affecting a broad range of imports from key trading partners. These measures may increase the cost of importing digital asset mining equipment, computing hardware, cooling systems, electrical infrastructure, and other components necessary for our operations. A substantial portion of the specialized ASIC mining equipment used in digital asset mining is manufactured by a limited number of suppliers located outside the United States, including manufacturers based in China and other Asian jurisdictions. Tariffs, export controls, or other trade restrictions affecting these manufacturers or the jurisdictions in which they operate could increase equipment costs, limit the availability of new hardware, or delay our ability to procure or deploy mining equipment. Tariffs or other trade restrictions may apply directly to digital asset mining equipment or indirectly to components used in datacenter infrastructure, including steel, aluminum, semiconductors, electrical equipment, or other materials used in the manufacture of mining rigs and related systems. These measures could increase our capital expenditures, raise the cost of maintaining or expanding our datacenter infrastructure, or limit the availability of equipment from certain suppliers. In addition, affected countries may respond with retaliatory trade measures, which could further disrupt global supply chains and increase equipment costs. U.S. trade policy and tariff regimes have been subject to change in recent years and may continue to evolve in response to geopolitical developments, economic conditions, or policy priorities. Changes in tariffs, trade restrictions, or other import controls may occur with limited advance notice and could make long-term planning for capital expenditures and infrastructure procurement more difficult. Any significant increase in tariffs, import restrictions, or other trade barriers could materially increase our operating or capital costs, disrupt supply chains, delay the deployment of new equipment, and adversely affect our business, financial condition and results of operations.
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
In general, as the number of bitcoin rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability also decreases. The bitcoin protocol includes a “halving” mechanism that reduces the block reward by 50% approximately every four years. The most recent halving occurred on April 19, 2024, reducing the block reward from 6.25 bitcoin to 3.125 bitcoin per block. The next halving is expected to occur in Spring 2028, further reducing the reward to 1.5625 bitcoin per block. Each successive halving reduces our revenue per block solved, and unless offset by increases in the price of bitcoin or transaction fees, could materially reduce our mining profitability. Decreased use and demand for bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the bitcoin rewards for solving blocks and transaction fees are not sufficiently high, fewer bitcoin miners will mine. At insufficiently attractive rewards, our costs of operations in total may exceed our revenues from cryptocurrency datacenter activities.
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
We compete with other users and/or companies that are mining bitcoin or providing investors exposure to bitcoin without direct purchases of bitcoin and with other potential financial vehicles linked to cryptocurrency, including securities backed by or linked to bitcoin through entities similar to it. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in such other entities, or to invest in bitcoin or other cryptocurrency directly, as opposed to investing in us. Conversely, given the nascence of cryptocurrency market within the broader investment market, investors may associate entities involved in cryptocurrency mining, trading or related services with each other, and thus, public reports of challenges at any of such other entities may have a negative impact on our business. Finally, the emergence of other financial vehicles; for example, in January 2024, a decade after initial applications were filed, the SEC approved a series of spot bitcoin exchange-traded products, and by October 2025, the SEC placed bitcoin and Ethereum ETFs under a generic listing standard, simplifying oversight and making institutional access easier. These products and other similar vehicles have attracted significant institutional capital flows and have been scrutinized by regulators, and such scrutiny and any negative impressions or conclusions resulting from such scrutiny could be applicable to us and impact our business. Such circumstances could have a material adverse effect on our results of operations and financial condition.
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
Digital asset exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. These factors, and the shutdowns of certain digital asset exchanges and trading platforms in prior years due to fraud or business failure, have negatively impacted confidence in the digital asset industry as a whole. The marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading.
Negative perception, a lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital asset networks and result in greater volatility in bitcoin prices, which has a direct impact on our profitability. In addition, the relative opacity of certain offshore venues and the potential for manipulative practices could adversely affect market integrity, price discovery and liquidity. These potential consequences of a digital asset exchange’s failure or misconduct could adversely affect our results of operations. Additionally, to the extent investors view our common stock as linked to the value of bitcoin, these potential consequences could have a material adverse effect on the market value of our common stock.
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
A number of companies that engage in bitcoin or other cryptocurrency-related activities have historically been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. In 2025, U.S. banking regulators withdrew prior guidance that had constrained the ability of banks and bank affiliates to engage with digital assets and distributed ledger technology, and subsequently issued new guidance that clarifies and expands the ability of banks to engage in such activities. Notwithstanding these developments, changing governmental regulations about the legality of transferring or holding bitcoin and other cryptocurrency may prompt banks and financial institutions to close existing bank accounts or discontinue banking or other financial services to such companies in the cryptocurrency industry, or even investors with accounts for transferring, receiving, or holding their cryptocurrency, and there can be no assurance that the current favorable regulatory posture toward banking services for cryptocurrency businesses will persist under future administrations or regulatory leadership.
Should restrictive rules and policies continue or be reinstated, we may not only be unable to obtain or maintain these services for our business but also experience business disruption if our necessary commercial partners, such as bitcoin mining pools or miner manufacturers, cannot conduct their businesses effectively due to such regulations. The difficulty that businesses that provide bitcoin or derivatives on other cryptocurrency-related activities have had and may in the future have in finding banks and financial institutions willing to provide them services may diminish the usefulness of bitcoin as a payment system and harm public perception of bitcoin. If we are unable to obtain or maintain banking services for our business as a result of our bitcoin-related activities or a disruption impacting our current banking providers, our results of operations and financial condition could be materially and adversely affected.
Blockchain technology may expose us to specially designated nationals or blocked persons or cause us to violate provisions of law.
We are subject to the rules enforced by The U.S. Department of Treasury’s Office of Financial Assets Control (“OFAC”), including those prohibiting transactions with individuals and entities named on its Specially Designated Nationals list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’S specially designated nationals list. Regulators have raised concerns about the potential use of cryptocurrencies, including bitcoin, to evade U.S. and international sanctions, particularly in response to geopolitical conflicts such as the Russian invasion of Ukraine and ongoing sanctions against Iran and North Korea. Since 2022, U.S. lawmakers and regulatory agencies have increased scrutiny of cryptocurrency transactions, with OFAC actively sanctioning crypto wallets linked to illicit activity and issuing enforcement actions against crypto firms for compliance failures. In April 2023, the U.S. Department of Justice charged several individuals with using cryptocurrencies to evade sanctions, signaling heightened enforcement. In prior years, the U.S. government proposed stricter regulations on cryptocurrency mixers and privacy-enhancing technologies due to their potential use in money laundering and sanctions evasion. While the current presidential administration has signaled a more accommodative posture toward the cryptocurrency industry, the regulatory landscape remains subject to change, and enforcement actions related to sanctions evasion and illicit finance may continue. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by specially designated nationals or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, which could harm our reputation and adversely affect our results of operations.
Risks Related to the Ownership of Our Securities
Our Class A common stock has recently been subject to Nasdaq delisting proceedings. While we have regained compliance with Nasdaq’s listing requirements, there can be no assurance that we will maintain compliance with Nasdaq’s continued listing requirements or that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.
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
If we fail to maintain compliance with Nasdaq’s continued listing requirements and Nasdaq delists our Class A common stock from trading on its exchange and we are not able to list our Class A common stock on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including, among other things: decreasing availability of market quotations for our Class A common stock; resulting in a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; reducing the liquidity and market price of our Class A common stock; reducing the number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; limiting our ability to issue additional securities or obtain additional financing in the future; decreasing the amount of news and analyst coverage of us; and causing us reputational harm with investors, our employees, and parties conducting business with us.

Because we are a “controlled company” within the meaning of the Nasdaq listing rules, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As of March 26, 2026, Atlas and its affiliates control 68.8% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we currently are a “controlled company,” our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.
Upon the automatic conversion of all Class B common stock into Class A common stock, which is expected to occur in September 2026, Atlas and its affiliates’ voting power is expected to fall below 50%, and we anticipate that we will no longer qualify as a “controlled company” under Nasdaq rules. At that time, we would be required to comply with all corporate governance requirements applicable to non-controlled companies, including those noted above.
Additionally, Atlas and its affiliates may have their interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
The dual class structure of our common stock has the effect of concentrating voting power with Atlas and its affiliates, which may depress the market value of the Class A common stock and will limit a stockholder or a new investor’s ability to influence the outcome of important transactions, including a change in control.
While the economic rights of both classes of our common stock are the same, a share of Class A common stock has one (1) vote per share, while a share of Class B common stock has ten (10) votes per share. As of March 26, 2026, our Class B common stockholders represent approximately 66.9% of our voting power. Given the 10:1 voting ratio, even a significant issuance of Class A common stock, and/or a transaction involving Class A common stock as consideration, may not impact Atlas’ significant majority voting position in us.
Our dual class voting structure was originally enacted to ensure continuity of voting control in us for the foreseeable future. The supervoting rights of our Class B common stock expire in September 2026, at which time each outstanding share of Class B common stock will automatically convert into one share of Class A common stock, and the voting rights of all shares will be equalized. Until the automatic conversion, Atlas and its affiliates will continue to be able to control matters submitted to stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. After the conversion, Class A stockholders, including former Class B holders, will vote on an equal basis, which may dilute Atlas’ current voting control and increase stockholder influence over corporate matters.
Prior to conversion, Atlas and its affiliates may have interests that differ from other stockholders and may vote their Class B common stock in a way with which other stockholders may disagree or which may be adverse to such other stockholders’ interests. In addition, this concentrated control will have the effect of delaying, preventing or deterring a change in control of Greenidge, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Greenidge, and might have a negative effect on the market price of shares of our Class A common stock.
Our issuance of a significant number of additional shares of Class A common stock in connection with any future financings, acquisitions, investments, commercial arrangements, under our stock incentive plans, or otherwise will dilute all other shareholders and our stock price could decline as a result.
In July 2024, we entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC, “B. Riley Principal II”), an affiliate of B. Riley Principal Capital, LLC (“B. Riley Principal”), pursuant to which we agreed to issue up to an aggregate of 7,300,000 shares of Class A common stock for a 36-month period beginning on the Effective Date. We issued 1,595,855 shares under the Common Stock Purchase Agreement through the date of the filing of this Annual Report.
In 2022, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., pursuant to which we have issued an aggregate of 4,167,463 shares of Class A common stock through the date of the filing of this Annual Report.
In December 2023, we entered into an equity exchange agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality"), pursuant to which we issued 180,000 shares of Class A common stock, and a one-year warrant to purchase up to 180,000 shares of Class A common stock.
In February 2024, we entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”), pursuant to which we issued 450,300 shares of Class A common stock as SPA Shares, a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 810,205 shares of Class A common stock, which has been exercised in full, and a five-year Class A common stock purchase warrant to purchase up to 1,260,505 shares of Class A common stock. We may continue to raise capital by selling shares of Class A common stock, or instruments convertible or exercisable for Class A common stock, through future equity offerings.
In addition, we have issued equity compensation pursuant to our 2021 Equity Plan, as amended and restated, and certain inducement grants, and shares of Class A common stock to a related party in connection with the Equity Interest Payment Agreement, as described under Note 6, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 11 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment Agreement,” and in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” Note 6, “Stockholders’ Deficit,” and Note 17, “Subsequent Events—Debt Exchange Agreements.” We also expect to issue shares of Class A common stock as part of our repurchase of the Senior Notes pursuant to the Exchange Offer, as described under Note 17, “Subsequent Events—Exchange Offer.”
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
As of the date of the filing of this Annual Report, we have registered in a registration statement on Form S-1 up to 7,300,000 shares of Class A common stock issuable pursuant to the Common Stock Purchase Agreement that may be resold from time to time, over a 36-month period beginning on the Effective Date, by B. Riley Principal II, in a registration statement on Form S-8 up to 307,684 shares of Class A common stock issuable upon the vesting and exercise of non-qualified stock option inducement grants, in four registration statements on Form S-8 an aggregate of up to 2,583,111 shares of Class A common stock that may be delivered from time to time pursuant to past and future awards under our 2021 Equity Incentive Plan, as amended and restated (the “2021 Equity Plan”), and in a registration statement on Form S-3 up to 2,521,010 shares of Class A common stock issuable pursuant to the SPA that may be resold from time to time by Armistice.
As the shares of Class A common stock registered pursuant to these registration statements can be freely sold in the public market, the market price of our Class A common stock could decline if the stockholders sell their shares or are perceived by the market as intending to sell them.
In addition, we issued 180,000 shares of Class A common stock to Infinite Reality as restricted securities in private placements under Section 4(a)(2) of the Securities Act, which shares became eligible for resale under Rule 144 under the Securities Act in June 2024, and shares of Class A common stock in exchange for our debt pursuant to certain privately negotiated exchange agreements, as described under Note 5, “Debt,” Note 6, “Stockholders’ Deficit,” and Note 17, “Subsequent Events—Debt Exchange Agreements.”

The market price, trading volume and marketability of our Class A common stock may be significantly affected by numerous factors beyond our control.
The market price and trading volume of our Class A common stock may fluctuate or decline. The market price of our Class A common stock has been, and is likely to continue to be, volatile. Our stock price has historically been correlated, at times, with the market price of bitcoin, which has experienced significant volatility, including periods of decline in early 2026. As a result, declines in the price of bitcoin have adversely affected, and may continue to adversely affect, the market price of our Class A common stock.
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
•the continued listing of our Class A common stock on the Nasdaq;
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
We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company or smaller reporting company. We can remain an emerging growth company for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021 (or September 15, 2026), although if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million or more as of June 30, 2026, we would cease to be an emerging growth company as of the following December 31. We also qualify as a smaller reporting company until our public float, as of the last day of our second fiscal quarter, exceeds $250 million; because our common stock held by our directors, executive officers and Atlas and its affiliates are excluded from the calculation of public float, we anticipate qualifying as a smaller reporting company for the near future.
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
We have not historically declared or paid a dividend on our shares of Class A common stock and, consequently, the ability of stockholders to achieve a return on their investment has depended on appreciation in the price of our Class A common stock.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not be successful in eliminating all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business” of this Annual Report for more information regarding the cybersecurity risks we face.
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

We also own an additional 143 acres of land located in Torrey, New York. Approximately 29 acres are occupied by a landfill previously used to dispose of coal ash by the power plant’s former owners.
We own the 4.6-mile-long natural gas pipeline that runs from our power plant facility, to the connector pipeline in Milo, Yates County, New York. We also hold a series of easements and right-of-way agreements with landowners through whose land the pipeline runs.
We own a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space in Columbus, Mississippi. We also own a 34-acre greenfield site in Columbus, Mississippi, which we expect will provide access to 40 MW of power capacity in the first quarter of 2027.
We have a 7.5 MW mining capacity lease in North Dakota, which has a term of five years and provides us with energy to power mining at a cost of $58.50/MWh.
ITEM 3. LEGAL PROCEEDINGS.
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise and harm our business. Other than as set forth in Note 10, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report, including, without limitation, the subsection titled “Title V Air Permit Renewal Litigation and Stipulation of Settlement,” which is incorporated herein by reference, we are currently not aware of any such legal proceedings or claims that we believe will have an adverse effect on our business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for Our Class A Common Stock
Greenidge’s Class A common stock is listed under the ticker symbol “GREE” on the Nasdaq Global Select Market, which is the principal market for such stock. As of December 31, 2025, 13,068,603 shares of Greenidge Class A common stock were issued and outstanding. Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of March 26, 2026, we had 35 registered holders of our Class A common stock, including Cede & Co., the nominee for the Depository Trust Company and 7 registered holders of our Class B common stock. The Class A common stock registered holders’ number excludes stockholders whose stock is held in nominee or street name by brokers.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. The declaration of dividends, if any, including the form in which they may be paid, will be subject to the discretion of our board, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.
Recent Sales of Unregistered Securities and Use of Proceeds
Debt Exchange Agreements. During the year ended December 31, 2025, we entered into privately negotiated exchange agreements, pursuant to which we issued shares of our Class A common stock in exchange for principal amounts of our Senior Notes. During the year ended December 31, 2025, we issued an aggregate of 1,242,456 shares of our Class A common stock in exchange for $2.8 million aggregate principal amount of our Senior Notes. Such transactions were exempt from registration under Section 3(a)(9) of the Securities Act.
Equity Interest Payment Agreement. During the year ended December 31, 2025, we issued an aggregate of 752,742 shares of Class A common stock to settle a $1.4 million letter of credit extension payment and 325,177 shares of Class A common stock to settle $0.4 million in accrued interest payments pursuant to the Equity Interest Payment Agreement, as described under Note 6, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 11 “Related Party Transactions—Equity Interest Payment Agreement.” Such issuances were exempt from registration under Section 4(a)(2) of the Securities Act.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes included herein. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following information. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in U.S. dollars. The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements and the going concern discussion in Note 2, “Significant Accounting Policies—Going Concern,” in the Notes to Consolidated Financial Statements. You should carefully review the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report.

Overview
We are a developer and operator of datacenters and powered assets designed to support energy-intensive computing workloads. We currently build, maintain and operate datacenters focused on bitcoin mining, along with related power and electric infrastructure. We are increasingly focused on leveraging our power generation assets, grid interconnection rights and datacenter development expertise to support AI and HPC workloads, which we believe represent a significant long-term growth opportunity.
We own and operate a vertically integrated cryptocurrency datacenter and power generation facility in Torrey, New York, which includes a natural gas power generation plant with approximately 106 MW of nameplate capacity. We also own a 34-acre greenfield site in Columbus, Mississippi, which we expect will provide access to 40 MW of datacenter capacity by the first quarter of 2027. Additionally, we have 7.5 MW of self-mining capacity in North Dakota through a five-year lease which provides us with energy access to support our cryptocurrency mining operations. We operated 7 MW of self-mining capacity at the Mississippi Facility prior to the sale of the facility on September 16, 2025.
We generate revenue from three primary sources: (1) datacenter hosting, (2) cryptocurrency mining, and (3) power and capacity.
We generate all the power we require for operations in the New York Facility, where we enjoy relatively lower market prices for natural gas due to our access to the Millennium Gas Pipeline price hub. We believe our competitive advantages include efficiently designed mining infrastructure and in-house operational expertise that we believe is capable of maintaining a higher operational uptime of miners. We are mining bitcoin and hosting bitcoin miners, which contributes to the security and transactability of the bitcoin ecosystem while concurrently supplying power to meet the increasingly growing power needs of homes and businesses in the region served by our New York Facility.
Our datacenter operations consist of approximately 23,900 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, are associated with datacenter hosting and 6,900 miners, or 1 EH/s, are associated with our cryptocurrency mining.

Results from Operations
The following table sets forth key components of our results from operations during the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Variance
$ in thousands	2025	2024	$	%
Total revenue	$58,777	$59,533	$(756)	(1)%
Cost of revenue (exclusive of depreciation shown below)	49,767	41,108	8,659	21%
Depreciation	11,810	13,471	(1,661)	(12)%
Selling, general and administrative expenses	12,498	17,294	(4,796)	(28)%
Loss (gain) on digital assets	21	(2,154)	2,175	(101)%
Loss (gain) on sale of asset	(11,475)	641	(12,116)	(1890)%
Impairment of long-lived assets	—	169	(169)	(100)%
Gain on insurance proceeds	(399)	—	(399)	N/A
Remeasurement of environmental liability	350	453	(103)	(23)%
Operating loss	(3,795)	(11,449)	7,654	(67)%
Other income (expense):
Interest expense, net	(4,033)	(7,082)	3,049	(43)%
Change in fair value of warrant asset	—	(477)	477	(100)%
Impairment of equity securities	—	(869)	869	(100)%
Gain on troubled debt restructuring	11,862	—	11,862	N/A
Gain on extinguishment of debt	406	—	406	N/A
Loss on liquidation of subsidiary	(348)	—	(348)	N/A
Gain on non-refundable deposit	400	—	400	N/A
Gain on settlement of related party liability	224	—	224	N/A
Other income, net	91	23	68	296%
Total other income (expense), net	8,602	(8,405)	17,007	(202)%
Income (loss) before taxes	4,807	(19,854)	24,661	(124)%
Benefit from income taxes	(479)	(69)	(410)	594%
Net income (loss)	$5,286	$(19,785)	$25,071	(127)%

Other Financial Data (a)
EBITDA	$20,650	$699	$19,951	2854%
as a percent of revenues	35.1%	1.2%
Adjusted EBITDA (loss)	$(2,658)	$5,490	$(8,148)	(148)%
as a percent of revenues	(4.5)%	9.2%
a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Key Metrics
The following table provides a summary of key metrics related to the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2025	2024	$	%
Cryptocurrency mining	$15,222	$19,061	$(3,839)	(20)%
Datacenter hosting	21,488	29,838	(8,350)	(28)%
Power and capacity	22,067	10,634	11,433	108%
Total revenue	$58,777	$59,533	$(756)	(1)%
Components of revenue as % of total
Cryptocurrency mining	26%	32%
Datacenter hosting	37%	50%
Power and capacity	37%	18%
Total revenue	100%	100%
MWh
Cryptocurrency mining	167,383	184,077	(16,694)	(9)%
Datacenter hosting	326,395	436,733	(110,338)	(25)%
Power and capacity	223,630	164,532	59,098	36%
Revenue per MWh
Cryptocurrency mining	$91	$104	$(13)	(13)%
Datacenter hosting	$66	$68	$(2)	(3)%
Power and capacity	$99	$65	$34	54%
Cost of revenue (exclusive of depreciation)
Cryptocurrency mining	$11,218	$12,080	$(862)	(7)%
Datacenter hosting	$22,581	$22,237	$344	2%
Power and capacity	$15,968	$6,791	$9,177	135%
Cost of revenue per MWh (exclusive of depreciation)
Cryptocurrency mining	$67	$66	$1	3%
Datacenter hosting	$69	$51	$18	37%
Power and capacity	$71	$41	$30	72%
Cryptocurrency Mining Metrics
Bitcoins produced:
Cryptocurrency mining	150	309	(159)	(51)%
Datacenter hosting	221	632	(411)	(65)%
Total Bitcoins produced	371	941	(570)	(61)%

Average bitcoin price	101,633	65,825	35,808	54%
Average active hashrate (EH/s) Company-owned miners	827,050	795,166	31,884	4%
Average active hashrate (EH/s) Hosted miners	1,192,820	1,642,105	(449,285)	(27)%
Average difficulty (in trillions of hash)	128.4 T	87.3 T	41.1 T	47%

Revenue per MWh for datacenter hosting, cryptocurrency mining and power and capacity are used by management to consider the extent to which we may generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWh’s produced to generate the respective revenue category for each MWh utilized. Depreciation expense is excluded from the cost of revenue (exclusive of depreciation) per MWh metric; therefore, not all cost of revenues for datacenter hosting, cryptocurrency mining and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation) per MWh metric may not be comparable because some competitors may include depreciation in their cost of revenue figures.
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
Revenue
During the year ended December 31, 2025, Greenidge increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to hosting services. At December 31, 2025, Greenidge datacenter operations consisted of approximately 23,900 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, is associated with datacenter hosting and 6,900 miners, or 1.0 EH/s, is associated with Greenidge’s cryptocurrency mining.
Cryptocurrency mining revenue
For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with miners owned by us. Our cryptocurrency mining revenue decreased by $3.8 million, or 20%, to $15.2 million during the year ended December 31, 2025.
We estimate that the decrease was primarily driven by the 47% increase in the difficulty factor and the lower bitcoin rewards as a result of the halving that occurred in April 2024, which was partially offset by the 54% increase in the average price of bitcoin year-over-year, as well as a 4% increase in average hashrate in company-owned miners compared to prior year.
The miners associated with our cryptocurrency mining for the year ended December 31, 2025 were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	600
Bitmain S19 Pro	200
Bitmain S19j Pro	100
Bitmain S19 XP	4,500
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
6,900
As of December 31, 2025, our fleet of miners ranged in age from 0.7 to 4.3 years and had an average age of approximately 2.3 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner to minimize overall fleet downtime. As of December 31, 2025, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 21.1 J/TH.
The table below presents the average cost of mining each bitcoin for the years ended December 31, 2025 and 2024:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	December 31, 2025	December 31, 2024
Cost to mine one bitcoin(1)	$74,787	$39,094
Value of each bitcoin mined(2)	$101,480	$61,686
Cost to mine one bitcoin as % of value of bitcoin mined	73.7%	63.4%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.
Datacenter hosting revenue
Under the NYDIG Hosting Agreement, we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $21.5 million and $29.8 million in 2025 and 2024, respectively. This decrease of $8.4 million was due to a 47% increase in average difficulty and a 25% decrease in hosting MWhs, partially offset by a 54% increase in the average price of bitcoin. We managed approximately 1.2 EH/s of average active hash rate in our hosting services, which produced approximately 221 bitcoins.
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
Our power and capacity revenue increased $11.4 million, or 108%, to $22.1 million in 2025. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 36% and 72%, respectively.

Cost of revenue

	Years Ended December 31,		Variance
$ in thousands	2025	2024	$	%
Cryptocurrency mining	$11,218	$12,080	$(862)	(7)%
Datacenter hosting	22,581	22,237	344	2%
Power and capacity	15,968	6,791	9,177	135%
Total cost of revenue (exclusive of depreciation)	$49,767	$41,108	$8,659	21%
As a percentage of total revenue	84.7%	69.1%
Total cost of revenue, exclusive of depreciation, increased $8.7 million, or 21%, to $49.8 million during 2025 as compared to the prior year. We estimate the increase is composed of approximately 15% due to higher natural gas costs primarily due to a 47% increase in natural gas prices, as well as a 5% overall increase due to a 9% increase in average emissions cost compared to the prior period, as well as a 3% increase due to higher electricity costs compared to the prior period.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses decreased $4.8 million, or 28%, to $12.5 million during the year ended December 31, 2025 as compared to the prior year period. The main drivers of the decrease in selling, general and administrative expenses were:
•Total payroll and benefits and stock compensation decreased approximately $0.6 million and $1.1 million, respectively, in 2025 compared to the prior year, as a result of declines in employee expenses related to the corporate overhead cost, a decrease in incentive compensation and the forfeiture of unvested stock options;
•Total insurance expense decreased approximately $2 million in 2025 compared to the prior year, as a result of declines in coverage related to umbrella, property, and liability policies due to a lower asset base;
•Decrease of approximately $0.6 million in professional services and consulting expenses resulting from reduced discretionary spending;
•Total legal costs decreased approximately $0.3 million in 2025 compared to the prior year, as a result of declines in attorney and legal counsel fees, primarily as a result of fewer significant transactions in 2025 as compared to 2024; and
•Decrease of approximately $0.3 million due to less environmental remediation expenses incurred during 2025 compared to the prior year period.
Loss (gain) on digital assets
We recognized a loss on digital assets of $21.0 thousand for the year ended December 31, 2025 as a result of a decrease in the price of bitcoin in the last quarter of 2025. The loss consisted of a $3.0 million unrealized loss on digital assets held in treasury, offset by a $3.0 million realized gain on sales of bitcoin during the year. There was a $1.4 million unrealized gain on digital assets and a $0.7 million realized gain on sales of bitcoin during the year ended December 31, 2024.
Loss (gain) on sale of assets
We recognized a gain on the sale of assets of $11.5 million during the year ended December 31, 2025, primarily due to a $10.5 million gain on sale of our 152-acre property in South Carolina and a $1.4 million gain on sale of assets from our

Mississippi plant, which comprised miner infrastructure, miners and land, as well as other long-lived assets during the year. During the year ended December 31, 2024, we recognized a $0.6 million loss on the sale of assets.
Depreciation
Depreciation decreased $1.7 million, or 12%, to $11.8 million for the year ended December 31, 2025 as compared to the prior year period due to a lower asset base.
Impairment of long-lived assets
As a result of the impairment assessments conducted during the years ended December 31, 2025 and 2024 we recognized impairment charges of nil and $0.2 million, respectively. The impairment charge recognized during the year ended December 31, 2024 was associated with long-lived assets to reduce the net book value of our company to fair value. See Note 4, “Property and Equipment, Net,” in the Notes to Consolidated Financial Statements for a further discussion of the impairment.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2025 we have recognized environmental liabilities for a coal-ash pond and landfill which were inherited due to the legacy coal operations at our property in Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $31.0 million and $30.7 million as of December 31, 2025 and 2024, respectively, for the remediation of these sites. We recognized a charge of $0.4 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively, for the remeasurement of environmental liabilities. The charges for the years ended December 31, 2025 and 2024 were as a result of an update in the cost estimates associated with the landfill post closure liabilities as part of our continuing evaluation of the site.
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
Operating loss
As a result of the factors described above, operating loss from operations was $3.8 million for the year ended December 31, 2025 as compared to $11.4 million for the year ended December 31, 2024.
Total other income (expense), net
During the year ended December 31, 2025, other expense, net decreased $17.0 million, or 202%, to other income, net of $8.6 million, primarily due to decreased interest expense and a gain on troubled debt restructuring as a result of the privately negotiated exchange agreements, the public tender/exchange offers and open market debt repurchases, as well as the absence of impairment of equity securities and changes in fair value of warrant asset that existed in the prior year.
Benefit from income taxes
Our effective tax rate for the year ended December 31, 2025 was (9.96)%, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. Our effective tax rate for the year ended December 31, 2024 was 0.35%.
Net income (loss)
As a result of the factors described above, we recognized net income of $5.3 million for the year ended December 31, 2025 as compared to a net loss of $19.8 million for the year ended December 31, 2024.
Non-GAAP Measures and Reconciliations
The following non-GAAP measures are intended to supplement investors’ understanding of our financial information by providing measures which investors, financial analysts, and management use to help evaluate our operating performance. Items which we do not believe to be indicative of ongoing business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other similarly titled measures computed by other companies, because all companies may not calculate these non-GAAP financial measures in the same fashion. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP.
EBITDA and Adjusted EBITDA (loss)
“EBITDA” is defined as earnings before taxes, interest, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to business expansion costs, impairments of long-lived assets, remeasurement of environmental liabilities and restructuring as they are not indicative of business operations. EBITDA and Adjusted EBITDA are intended as supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items.
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliations of Net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our Consolidated Statements of Operations and Comprehensive Income (Loss) in our Consolidated Financial Statements included in this Annual Report.
Adjusted Free Cash Flow
"Adjusted Free Cash Flow” is defined as net cash flow provided by (used for) operating activities less purchases of and deposits for property and equipment, which is then adjusted to add revenue from digital assets production and remove proceeds from the sale of digital assets already included in operating activities. Digital assets (i.e., bitcoin) generated from mining are treated as an adjustment to reconcile net income (loss) to cash used in operating activities in the GAAP financial statements. This Adjusted Free Cash Flow measure approximates the Company’s cash flow as if such digital assets, which are highly liquid, continued to be liquidated at the time of receipt, and presented within operating activities, instead of being presented within investing activities as a result of the Company’s bitcoin retention strategy. Adjusted Free Cash Flow is not intended to be a measure of residual cash available for management’s discretionary use since it omits significant sources and uses of cash flow, including, without limitation, mandatory debt repayments and realized and unrealized gains (losses) on digital assets.
Total Debt and Net Debt
“Total Debt” differs from the GAAP measure of total long-term debt as it represents the aggregate outstanding principal indebtedness under the Company’s 8.50% Senior Notes due 2026 and 10.00% Senior Notes due 2030, excluding adjustments for unamortized discounts, premiums, and issuance costs that are netted against the principal under GAAP to arrive at the carrying value. “Net Debt” is defined as Total Debt less cash and cash equivalents (including restricted cash)

and digital assets. The most directly comparable GAAP financial measure to Total Debt and Net Debt is total long-term debt (including the current portion), which is reported at amortized cost on the Company’s consolidated balance sheet in accordance with U.S. GAAP (ASC 470-60).

	Years Ended December 31,			Variance
	2025		2024	$	%
EBITDA and Adjusted EBITDA
Net income (loss)	$5,286		$(19,785)	$25,071	(127)%
Benefit from income taxes	(479)		(69)	(410)	594%
Interest expense, net	4,033		7,082	(3,049)	(43)%
Depreciation	11,810		13,471	(1,661)	(12)%
EBITDA	20,650		699	19,951	2854%
Stock-based compensation	760		2,182	(1,422)	(65)%
Impairment of long-lived assets	—		169	(169)	(100)%
Gain on insurance proceeds	(399)		—	(399)	N/A
Loss on liquidation of subsidiary	348		—	348	N/A
Remeasurement of environmental liability	350		453	(103)	(23)%
Impairment of equity securities	—		869	(869)	(100)%
Change in fair value of warrant asset	—		477	(477)	(100)%
Gain on troubled debt restructuring	(11,862)		—	(11,862)	N/A
Gain on extinguishment of debt	(406)		—	(406)	N/A
Gain on non-refundable deposit	(400)	—	—	(400)	N/A
Gain on settlement of related party liability	(224)	—	—	(224)	N/A
Loss (gain) on sale of assets	(11,475)		641	(12,116)	(1890)%
Adjusted EBITDA (loss)	$(2,658)		$5,490	$(8,148)	(148)%

	Years Ended December 31,		Variance
	2025	2024	$	%
Adjusted Free Cash Flow
Net cash flow used for operating activities	$(14,994)	$(12,044)	$(2,950)	24%
Revenues from digital assets production	15,222	19,061	(3,839)	(20)%
Revenues from digital assets production in operating activities	—	(11,149)	11,149	(100)%
Purchases of and deposits for property and equipment	(2,459)	(10,422)	7,963	(76)%
Adjusted Free Cash Flow	$(2,231)	$(14,554)	$12,323	85%

	As of December 31,		Variance
Net Debt	2025	2024	$	%
8.50% Senior Notes due 2026	$36,664	$68,541	$(31,877)	(47)%
10.0% Senior Notes due 2030	2,280	—	2,280	N/A
Total Debt	38,944	68,541	(29,597)	(43)%
Less:
Cash and cash equivalents	(19,572)	(8,619)	(10,953)	127%
Digital assets	(6,477)	(6,950)	473	(7)%
Net Debt	$12,895	$52,972	$(40,077)	(76)%

Liquidity and Capital Resources
On December 31, 2025, we had cash and cash equivalents of $19.6 million and digital assets of $6.5 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. We have historically incurred operating losses and negative cash flows from operations.
Management has taken certain actions since 2022 to improve our liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of long-term debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. In addition to these actions taken in prior years, we completed the following transactions in 2025 to continue to improve our liquidity position:
•On December 11, 2025, we completed the sale of the 152 acres of the South Carolina Land we owned in Spartanburg, South Carolina and an assignment of our rights to 60 MW of electrical services, which is expected to be made available to the South Carolina Land by September 2026, to an affiliate of The Lightstone Group and Lighthouse Datacenters for $18.0 million in cash paid at closing and the right to receive up to $18.0 million in additional future contingent payments. Any future contingent payments are payable at $180,000 per MW of power capacity made available to the South Carolina Land before December 31, 2030, to the extent such capacity exceeds the Initial Load. We recognized a gain on the sale of $10.5 million and have not recognized any consideration related to the additional future contingent payments as they are not realizable as of December 31, 2025.
•On August 1, 2025, we entered into the APA and certain ancillary agreements to sell certain assets comprising the Mississippi Facility, other than the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, “Property and Equipment”).
•During 2025 and 2024, we entered into privately negotiated exchange agreements, pursuant to which we issued an aggregate of 1,934,889 shares of our Class A common stock and paid an aggregate of $2.9 million in cash in exchange for $14.5 million in aggregate principal amount of the Senior Notes.
•During 2025, we completed a series of public tender/exchange offers, pursuant to which we repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and exchanged an additional $5.0 million in aggregate principal amount of the Senior Notes for $2.3 million in aggregate principal amount of the New Notes.
•During 2025, we paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of the Senior Notes in open market transactions. We recognized a gain on extinguishment of debt of $0.4 million as a result of such open market repurchases.
Following the conclusion of the privately negotiated exchanges, the public tender/exchange offers and open market debt repurchases, we had $36.7 million in aggregate principal amount of the Senior Notes outstanding, along with $3.1 million of capitalized contractual interest payments, and $2.3 million in aggregate principal amount of the New Notes outstanding, along with $1.0 million of capitalized contractual interest payments. The Senior Notes mature on October 31, 2026, at which time all outstanding principal, together with any accrued and unpaid interest thereon, will become due. The New Notes mature on June 30, 2030, at which time all outstanding principal, together with any accrued and unpaid interest thereon, will become due. See Note 5, “Debt” for additional information.
We are considering various alternatives to address our obligations under the Senior Notes, ~~i~~ncluding:
•The retirement or repurchase of our outstanding debt through cash purchases and/or exchanges for equity or other debt securities, which may be conducted in open market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any, will be on terms and at prices determined by us, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, may be dilutive to existing stockholders.
•Issuances of new debt and/or equity to refinance, repay or otherwise satisfy the existing Senior Notes.
Our cash flow projections indicate that we will have sufficient liquidity to meet our cash requirements through the third quarter of 2026 but will not be sufficient to satisfy the debt payments due in October 2026. Our operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit us by increasing the amount of revenue earned for each bitcoin earned, while increases in the difficulty to mine a bitcoin adversely affect us by decreasing the number of bitcoin earned. In addition, increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurance that our assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices.

Additionally, our ability to achieve projected cash flows depends on our ability to obtain and comply with required permits and licenses, including the Title V Air Permit for our New York facility. While this permit is subject to the Stipulation, it may still face legal challenges from third-party environmental groups (see Note 10, “Commitments and Contingencies”), which may have an adverse impact on our operations and our ability to meet cash flow forecasts.
Given the uncertainty regarding our financial condition over the next 12 months from the date the consolidated financial statements contained in this Annual Report were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2025, and the years in which these obligations are due:

$ in thousands	Total	2026	2027-2028	2029-2030	Thereafter
Debt payments	$43,086	$40,008	$456	$2,622	$—
Leases	136	38	78	20	—
Self-mining capacity obligation	12,488	3,843	7,697	948	—
Environmental obligations	31,032	—	9,311	13,425	8,296
Natural gas transportation	9,006	1,896	3,792	3,318	—
Total	$95,748	$45,785	$21,334	$20,333	$8,296
The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions. Self-mining capacity obligation payments are based on required minimum usage in connection to its capacity lease agreement. Natural gas transportation payments for the transportation of 15,000 dekatherms of natural gas per day by Empire Pipeline Incorporated.
Summary of Cash Flow
The following table provides information about our net cash flow for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
$ in thousands	2025	2024
Net cash used for operating activities	$(14,994)	$(12,044)
Net cash provided by (used for) investing activities	36,553	(3,888)
Net cash provided by (used for) financing activities	(10,606)	11,239
Net change in cash and cash equivalents	10,953	(4,693)
Cash and cash equivalents at beginning of year	8,619	13,312
Cash and cash equivalents at end of period	$19,572	$8,619
Operating Activities
Net cash used for operating activities was $15.0 million for the year ended December 31, 2025, as compared to cash used for operating activities of $12.0 million for the year ended December 31, 2024. The variance in operating cash flow during the year ended 2025 as compared to 2024 was driven by a decrease in proceeds from the sale of digital assets due to our bitcoin retention strategy, a decrease in accounts payable, a decrease in contract liabilities and an increase in other operating assets due to the funding of a trust for environmental remediation costs, which was partially offset by an increase in accrued emissions expense and related party payables, a decrease in emissions and carbon offsets due to the surrender of credits for the current control period, and a decrease in revenues from digital assets production.

Investing Activities
Net cash provided by investing activities was $36.6 million for the year ended December 31, 2025, as compared to $3.9 million used for investing activities for the year ended December 31, 2024. The increase is primarily related to $8.0 million of lower purchases of and deposits for property and equipment compared to the prior year due to the lower miner purchases, an increase of proceeds from the sale of assets of $19.9 million and an increase of proceeds from the sale of digital assets of $12.2 million.
Financing Activities
Net cash used for financing activities was $10.6 million for the year ended December 31, 2025, as compared to $11.2 million provided by financing activities for the year ended December 31, 2024. The decrease is primarily related to the absence of activity under our equity financing agreements in 2025 and cash payments in connection with privately negotiated exchange agreements, public tender/exchange offers and open market repurchases of the Senior Notes.
Financing Arrangements
See Note 5, “Debt,” Note 6, “Stockholders’ Deficit” and Note 17, “Subsequent Events” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2, “Significant Accounting Policies", in the
Notes to Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our significant accounting policies are discussed in detail in Note 2, “Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for the year ended December 31, 2025; however, we consider our critical accounting policies and estimates to be those related to the valuation of long-lived assets and remeasurement of environmental obligations.
Valuation of Long-Lived Assets
In accordance with ASC 360-10, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. We determined that a triggering event had occurred as of December 31, 2025 due to declines in hashprice, driven by lower bitcoin rewards for miners post-halving, increases in the difficulty factor due to increase in the overall hashrate as more efficient miners entered the market, combined with a decline in bitcoin price in the fourth quarter of 2025. For the purposes of performing the recoverability test, we consider the New York Facility and North Dakota Facility to be separate asset groups representing the lowest level of identifiable independent cash flows. We concluded that projected undiscounted cash flows for the New York Facility were in excess of the carrying value of the asset group, and therefore, the assets are considered to be recoverable and no determination of impairment was necessary. For the North Dakota Facility, we determined that the projected undiscounted cash flows were below the carrying value of the asset group and performed the second step of the impairment test. We determined that no impairment was to be recorded as the fair value of the assets were in excess of the carrying value.
Remeasurement of environmental liabilities
We recognize environmental liabilities in accordance with ASC 410-30, Asset Retirement and Environmental Obligations. As of December 31, 2025, we have recognized environmental liabilities for a coal-ash pond and landfill, which were inherited due to the legacy coal operations at our property in Torrey, New York. These costs are considered to be both probable and estimable. We have recorded a total environmental liability of $31.0 million and $30.7 million as of December 31, 2025 and 2024, respectively, for the remediation of these sites. We recognized a charge of $0.4 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively, for the remeasurement of environmental liabilities. The charges were as a result of updates in the cost estimates associated with the landfill post-closure liabilities as part of our continuing evaluation of the site.
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
We will remain an “emerging growth company” for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021 (or September 15, 2026), or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements.
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
Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. Our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to perform its assessment. Based on this assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We have an insider trading policy that prohibits all employees and members of our Board of Directors from engaging in the purchase or sale of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of our securities. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.
The remaining information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after December 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report filed with the SEC within such 120-day period.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after December 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report filed with the SEC within such 120-day period.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after December 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report filed with the SEC within such 120-day period.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after December 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report filed with the SEC within such 120-day period.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item will be included in the 2026 Proxy Statement, and is incorporated herein by reference; provided, however, that such information shall not be incorporated herein (i) if the information that is responsive to the information required with respect to this Item is provided by means of an amendment to this Annual Report filed with the SEC prior to the filing of the 2026 Proxy Statement or (ii) the 2026 Proxy Statement is not filed with the SEC within 120 days after December 31, 2025, in which case we will provide such information by means of an amendment to this Annual Report filed with the SEC within such 120-day period.

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

4.5	Form of 10.00% Senior Note due 2030 (included as Exhibit A to Exhibit 4.4 above).
4.6*	Description of Registrant's Securities.
10.1+
Purchase and Sale Agreement, dated October 21, 2021, between LSC Communications MCL LLC and 300 Jones Road LLC. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on December 1, 2021).

10.2†
Greenidge Generation Holdings Inc. Third Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Annex A to the Definitive Information Statement on Form DEF 14A filed on April 28, 2025).

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

10.6	Precedent Agreement between Greenidge Markets and Trading LLC and Empire Pipeline Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4/A filed on June 25, 2021).
10.7
Form of Indemnification Agreement with Directors and Officers of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 15, 2021).

10.8
Purchase Agreement, dated as of April 7, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 8, 2022).

10.9
Amendment No. 1 to Common Stock Purchase Agreement, dated as of April 13, 2022, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 14, 2022).

10.10†
Executive Employment Agreement, dated as of August 15, 2022, by and between Greenidge Generation Holdings Inc. and Dale Irwin (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on August 15, 2022).

10.11
At Market Issuance Sales Agreement, dated September 19, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-3 filed on September 19, 2022).

10.12
Amendment No. 1 to At Market Issuance Sales Agreement, dated October 3, 2022, by and among Greenidge Generation Holdings Inc., B. Riley Securities, Inc. and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2022).

10.13
Membership Interest and Asset Purchase Agreement, dated January 30, 2023, by and among NYDIG ABL LLC, Greenidge Generation Holdings, Inc., Greenidge Generation LLC, GSC Collateral LLC, and GNY Collateral LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2023).

10.14
Form of Hosting Services Agreement, dated as of January 30, 2023, between Greenidge South Carolina LLC and separate NYDIG subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on January 31, 2023).

10.15†	Form of Stock Option Inducement Award Agreement (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on October 31, 2022).
10.16
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

10.17
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

10.18
Transition Services Agreement, dated November 9, 2023, by and between SC 1 Mining Site LLC and Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.19
Hosting Order Termination Agreement, dated November 9, 2023, between Greenidge South Carolina LLC, and SC 1 Mining LLC (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 14, 2023).

10.20†
Offer Letter, effective October 11, 2023, between Greenidge Generation Holdings Inc. and Christian Mulvihill (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed on April 9, 2024).

10.21†
Offer Letter, dated November 16, 2023, between Greenidge Generation Holdings Inc. and Jordan Kovler (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed on April 9, 2024).

10.22
Master Services Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2023).

10.23
Equity Exchange Agreement, dated December 11, 2023, by and between Greenidge Generation Holdings Inc. and Infinite Reality, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 12, 2023).

10.24
Securities Purchase Agreement, dated February 12, 2024, by and between Greenidge Generation Holdings Inc. and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2024).

10.25
Pre-Funded Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2024).

10.26
Common Stock Purchase Warrant, dated February 14, 2024, issued by Greenidge Generation Holdings Inc. to Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2024).

10.27
Commercial Purchase and Sale Agreement, dated March 6, 2024, by and between Greenidge Mississippi LLC and Janesville, LLC (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed on April 9, 2024).

10.28
Common Stock Purchase Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2024).

10.29
Registration Rights Agreement, dated July 30, 2024, between Greenidge Generation Holdings Inc. and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 31, 2024).

10.30
Equity Interest Payment Agreement, dated January 24, 2025, by and among (i) Greenidge Generation Holdings Inc., (ii) Atlas Capital Resources (A9) LP, (iii) Atlas Capital Resources (A9-Parallel) LP and (iv) Atlas Capital Resources (P) LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 28, 2025).

10.31	Exchange Agreement, dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2025).
10.32
Asset Purchase Agreement, dated August 1, 2025, by and between Greenidge Mississippi LLC and US Digital Mining Mississippi LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2025).

10.33
Stipulation of Settlement, dated November 7, 2025, by and between Greenidge Generation LLC and the New York State Department of Environmental Conservation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 10, 2025).

10.34
Purchase and Sale Agreement and Joint Escrow Instructions, dated November 26, 2025, by and between 300 Jones Road LLC and 300 Jones Road Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2025).

19.1	Insider Trading Policy of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on April 9, 2025).
21.1*	Subsidiaries of Greenidge Generation Holdings Inc.
23.1*	Consent of MaloneBailey LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on April 10, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________

*	Filed herewith
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

GREENIDGE GENERATION HOLDINGS INC.

Date: March 31, 2026	By:	/s/ Jordan Kovler
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

Name	Title	Date
/s/ Jordan Kovler	Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2026
Jordan Kovler

/s/ Christian Mulvihill	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
Christian Mulvihill

/s/ Timothy Fazio	Chairman of the Board of Directors	March 31, 2026
Timothy Fazio

/s/ Andrew M. Bursky	Director	March 31, 2026
Andrew M. Bursky

/s/ David Filippelli	Director	March 31, 2026
David Filippelli

/s/ Jerome Lay	Director	March 31, 2026
Jerome Lay

/s/ Timothy Lowe	Director	March 31, 2026
Timothy Lowe

/s/ Michael Neuscheler	Director	March 31, 2026
Michael Neuscheler

/s/ George (Ted) Rogers	Vice Chairman of the Board of Directors	March 31, 2026
George (Ted) Rogers

/s/ Christopher Krug	Director	March 31, 2026
Christopher Krug

/s/ Kenneth Fearn	Director	March 31, 2026
Kenneth Fearn

/s/ Charles Zeynel	Director	March 31, 2026
Charles Zeynel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Greenidge Generation Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Greenidge Generation Holdings Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Houston, Texas
March 31, 2026

GREENIDGE GENERATION HOLDINGS INC. CONSOLIDATED BALANCE SHEETS (Dollars amounts in thousands, except share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,572	$8,619
Digital assets	6,477	6,950
Accounts receivable	1,954	1,493
Prepaid expenses and current other assets	1,542	2,617
Emissions and carbon offset credits	4,748	7,124
Income tax receivable	512	—
Total current assets	34,805	26,803
LONG-TERM ASSETS:
Property and equipment, net	15,694	30,299
Other long-term assets	2,156	569
Long-term assets held for sale	900	7,184
Total assets	53,555	64,855
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,950	3,850
Accrued emissions expense	15,256	8,668
Accrued expenses	3,310	4,232
Short-term environmental liability	—	250
Current portion of long term debt	40,008	—
Contract liability	2,320	2,339
Related party payable	164	—
Total current liabilities	63,008	19,339
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,078	68,068
Environmental liabilities	31,032	30,432
Other long-term liabilities	2,741	2,770
Total liabilities	99,859	120,609
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 15,801,997 and 13,025,627 shares issued and outstanding as of December 31, 2025 and 2024, respectively	2	1
Cumulative translation adjustment	—	(348)
Additional paid-in capital	338,145	334,330
Accumulated deficit	(384,451)	(389,737)
Total stockholders' deficit	(46,304)	(55,754)
Total liabilities and stockholders' deficit	$53,555	$64,855
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024
REVENUE:
Cryptocurrency mining	$15,222	$19,061
Datacenter hosting	21,488	29,838
Power and capacity	22,067	10,634
Total revenue	58,777	59,533
OPERATING COSTS AND EXPENSES:
Cost of revenue - cryptocurrency mining (exclusive of depreciation)	11,218	12,080
Cost of revenue - datacenter hosting (exclusive of depreciation)	22,581	22,237
Cost of revenue - power and capacity (exclusive of depreciation)	15,968	6,791
Depreciation	11,810	13,471
Selling, general and administrative	12,498	17,294
Loss (gain) on digital assets	21	(2,154)
(Gain) loss on sale of assets	(11,475)	641
Impairment of long-lived assets	—	169
Gain on insurance proceeds	(399)	—
Remeasurement of environmental liability	350	453
Total operating costs and expenses	62,572	70,982
Operating Loss	(3,795)	(11,449)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(4,033)	(7,082)
Change in fair value of warrant asset	—	(477)
Impairment of equity securities	—	(869)
Gain on troubled debt restructuring	11,862	—
Gain on extinguishment of debt	406	—
Loss on liquidation of subsidiary	(348)	—
Gain on non-refundable deposit	400	—
Gain on settlement of related party liability	224	—
Other income, net	91	23
Total other income (expense), net	8,602	(8,405)
Income (loss) before taxes	4,807	(19,854)
Benefit from income taxes	(479)	(69)
Net income (loss)	$5,286	$(19,785)

Comprehensive income (loss)
Net income (loss)	5,286	(19,785)
Foreign currency translation adjustment	—	(3)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	348	—
Comprehensive income (loss)	$5,634	$(19,788)

Net income (loss) per share:
Basic	$0.35	$(1.88)
Diluted	$0.34	$(1.88)

Weighted Average Shares Outstanding
Basic	15,164	10,504
Diluted	15,335	10,504
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Subscription Receivable	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2024	9,131,252	$1	$319,992	$(698)	$(345)	$(369,974)	$(51,024)
Cumulative-effect adjustment due to the adoption of ASU 2023-08	—	—	—	—	—	22	22
Stock-based compensation expense	—	—	2,182	—	—	—	2,182
Issuance of shares in connection with Securities Purchase Agreement	450,300	—	1,133	—	—	—	1,133
Issuance of shares, net of issuance costs	1,641,124	—	4,541	698	—	—	5,239
Restricted shares award issuance, net of withholdings	300,313	—	—	—	—	—	—
Issuance of warrants in connection with Securities Purchase Agreement	—	—	4,866	—	—	—	4,866
Common stock issuance upon exercise of prefunded warrant	810,205	—	—	—	—	—	—
Issuance of warrants in connection with debt exchange agreement	692,433	—	1,616	—	—	—	1,616
Foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(19,785)	(19,785)
Balance at December 31, 2024	13,025,627	1	334,330	—	(348)	(389,737)	(55,754)
Stock-based compensation expense	—	—	760	—	—	—	760
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	—	348	—	348
Issuance of shares in connection with Equity Interest Agreement	1,077,919	—	1,594	—	—	—	1,594
Restricted shares award issuance, net of withholdings	455,995	—	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	1,242,456	1	1,461	—	—	—	1,462
Net income	—	—	—	—	—	5,286	5,286
Balance at December 31, 2025	15,801,997	$2	$338,145	$—	$—	$(384,451)	$(46,304)
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$5,286	$(19,785)
Adjustments to reconcile net income (loss) to net cash flow used in operating activities:
Depreciation	11,810	13,471
Change in fair value of warrant asset	—	477
Impairment of long-lived assets	—	169
Impairment of equity securities	—	869
Amortization of debt issuance costs	(738)	974
Gain on debt extinguishment	(406)	—
Stock-based compensation expense	760	2,182
Remeasurement of environmental liability	350	453
Gain on troubled debt restructuring	(11,862)	—
(Gain) loss on sale of assets	(11,475)	641
Revenues from digital assets production	(15,222)	(19,061)
Proceeds from sale of digital assets	—	11,149
Loss (gain) on digital assets	21	(2,154)
Gain on settlement of related party liability	(224)	—
Gain on insurance proceeds	(399)	—
Loss on liquidation of foreign subsidiary	348	—
Changes in operating assets and liabilities:
Accounts receivable	(461)	(1,135)
Emissions and carbon offset credits	2,376	(1,430)
Prepaid expenses and other assets	802	770
Accounts payable	(1,826)	1,060
Accrued emissions expense	6,588	(1,852)
Accrued expenses	(832)	(1,846)
Income tax receivable	(512)	857
Contract liabilities	(19)	2,339
Related party payables	1,981	—
Other	(1,340)	(192)
Net cash flow used for operating activities	(14,994)	(12,044)
INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(2,459)	(10,422)
Proceeds from sale of digital assets	15,674	3,485
Proceeds from insurance claim	399	—
Proceeds from sales of assets	22,939	3,049
Net cash flow provided by (used for) investing activities	36,553	(3,888)
FINANCING ACTIVITIES:
Repurchases of Senior Notes	(742)	—
Proceeds from issuance of common stock, net of issuance costs	—	5,239
Proceeds from issuance of common stock and pre-funded warrants	—	6,000
Principal payments on debt	(9,864)	—
Net cash flow provided by (used for) financing activities	(10,606)	11,239
CHANGE IN CASH AND CASH EQUIVALENTS	10,953	(4,693)
CASH AND CASH EQUIVALENTS - beginning of year	8,619	13,312
CASH AND CASH EQUIVALENTS - end of year	$19,572	$8,619
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these consolidated financial statements.

GREENIDGE GENERATION HOLDINGS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc., together with its subsidiaries (collectively, “Greenidge” or the “Company”), owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates a 106 megawatt (“MW”) power facility in Torrey, New York ( the “New York Facility”) that is connected to the New York Independent System Operator (“NYISO”) power grid. In addition to the electricity used “behind-the-meter” by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. The Company also operates a facility under a lease in Underwood, North Dakota (the “North Dakota Facility”). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company, and through power and capacity sales to the NY power grid operator.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these Notes to applicable guidance refers to U.S. GAAP as found in U.S. Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The consolidated financial statements reflect the Company’s accounts and operations and those of its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Going Concern
In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern, the Company’s management evaluated whether there are conditions or events that pose risk associated with the Company’s ability to continue as a going concern within one year after the date these financial statements have been issued. The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has historically incurred operating losses and negative cash flows from operations. These losses were primarily a result of challenging bitcoin mining economics starting in 2022 when energy prices increased and the prices of bitcoin went through a period of significant decline. The economics of bitcoin mining have since fluctuated due to a variety of factors including periodic recoveries in the price of bitcoin and a reduction in energy prices, increases in mining difficulty as a result of increases in global hashrate from the introduction of new and more efficient miners, as well as by the halving which occurred on April 19, 2024 and reduced the rewards distributed to miners.
The Company’s projected operating cash flows are not sufficient to meet the existing debt obligations, specifically the remaining $36.7 million aggregate principal amount of the Company’s 8.50% Senior Notes due in October 2026 (the “Senior Notes”), which mature on October 31, 2026 (see Note 5, “Debt”). The potential inability to meet this debt service obligation raises substantial doubt as to the Company’s ability to continue as a going business. As a result, the Company continues to explore a number of potential strategic alternatives with respect to the Company’s corporate or capital structure.
Management has taken certain actions since 2022 to improve the Company’s liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of long-term debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. In addition to these actions taken in prior years, the Company completed the following transactions in 2025 to continue to improve its liquidity position:
•On December 11, 2025, the Company completed the sale of the 152 acres of property the Company owned in Spartanburg, South Carolina (the “South Carolina Land”) and an assignment of the Company’s rights to 60 MW of electrical service (the “Initial Load”), which is expected to be made available to the South Carolina Land by

September 2026, to an affiliate of The Lightstone Group and Lighthouse Datacenters for $18.0 million in cash paid at closing and the right to receive up to $18.0 million in additional future contingent payments. Any future contingent payments are payable at $180,000 per MW of power capacity made available to the South Carolina Land before December 31, 2030, to the extent such capacity exceeds the Initial Load. The Company recognized a gain on the sale of $10.5 million and has not recognized any consideration related to the additional future contingent payments as they are not realizable as of December 31, 2025.
•On August 1, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) and certain ancillary agreements to sell certain assets comprising the Company’s plant in Columbus, Mississippi (the “Mississippi Facility”), other than the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, “Property and Equipment").
•During 2025 and 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,934,889 shares of the Company’s Class A common stock and paid an aggregate of $2.9 million in cash in exchange for $14.5 million in aggregate principal amount of the Senior Notes.
•During 2025, the Company completed a series of public tender/exchange offers, pursuant to which the Company repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and exchanged an additional $5.0 million in aggregate principal amount of the Senior Notes for $2.3 million in aggregate principal amount of 10.00% Senior Notes due 2030 (the “New Notes”).
•During 2025, the Company paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of its Senior Notes in open market transactions. The Company recognized a gain on extinguishment of debt of $0.4 million as a result of such open market repurchases.
Following the conclusion of the privately negotiated exchanges, the public tender/exchange offers and open market debt repurchases, we had $36.7 million in aggregate principal amount of the Senior Notes outstanding, along with $3.1 million of capitalized contractual interest payments, and $2.3 million in aggregate principal amount of the New Notes outstanding, along with $1.0 million of capitalized contractual interest payments. The Senior Notes mature on October 31, 2026, at which time all outstanding principal, together with any accrued and unpaid interest thereon, will become due. The New Notes mature on June 30, 2030, at which time all outstanding principal, together with any accrued and unpaid interest thereon, will become due. See Note 5, “Debt” for additional information.
On March 11, 2026, the Company commenced an exchange offer (as subsequently modified, supplemented or amended, the “Exchange Offer”), pursuant to which it is offering to exchange up to $36.7 million in aggregate principal amount of its Senior Notes for New Notes. Under the Exchange Offer, holders may exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of our Class A common stock, for each $25.00 principal amount of Senior Notes exchanged. See Note 17, "Subsequent Events" for additional information.
In addition to the Exchange Offer, the Company is considering various alternatives to address its obligations under the Senior Notes, ~~i~~ncluding:
•The retirement or repurchase of its outstanding debt through cash purchases and/or exchanges for equity or other debt securities, which may be conducted in open-market purchases, privately negotiated transactions or other transactions. Such repurchases or exchanges, if any, will be on terms and at prices determined by the Company, and will depend on prevailing market conditions, its liquidity requirements, contractual restrictions and other factors. The amounts involved may be material and, to the extent equity is used, may be dilutive to existing stockholders.
•Issuances of new debt and/or equity to refinance, repay or otherwise satisfy the existing Senior Notes.
The Company’s cash flow projections indicate that it will have sufficient liquidity to meet its cash requirements through the third quarter of 2026 but will not be sufficient to satisfy the debt payments due in October 2026. The Company’s operating cash flows are highly dependent on bitcoin mining economics commonly measured by hashprice. Increases in the price of bitcoin benefit the Company by increasing the amount of revenue earned for each bitcoin earned, while increases in the difficulty to mine a bitcoin adversely affect the Company by decreasing the number of bitcoin earned. In addition, increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the bitcoin hashprice and energy price inputs, the estimates of the amounts of required liquidity vary significantly. There can be no assurance that the Company’s assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future bitcoin and energy prices. Additionally, the Company’s ability to achieve projected cash flows depends on the Company’s ability to obtain and comply with required permits and licenses, including the Title V Air Permit for the New York Facility. While this permit is subject to the Stipulation, it may still face legal challenges from third-party environmental groups (see Note 10, “Commitments and

Contingencies”), which may have an adverse impact on the Company’s operations and its ability to meet cash flow forecasts.
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
Significant Accounting Policies
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Greenidge operates as one operating and reporting segment. The Company’s datacenter operations are located in the United States, and the Company views these operations as one operating segment as the CODM reviews financial information on a consolidated basis in making decisions regarding resource allocations and assessing performance. The primary measure of segment profit or loss is net income (loss) reported on the consolidated statement of operations and comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets.
The Company generates revenue primarily by (1) earning bitcoin, with miners that are owned by the Company, as rewards and transaction fees for supporting the global bitcoin network, (2) providing hosting, power and technical support services to third-party owned bitcoin mining equipment, and (3) selling capacity, energy, and ancillary services to the wholesale power grid managed by the NYISO. The Cryptocurrency Mining, Datacenter Hosting and Power Generation operations sell surplus electricity generated by the Company’s power plant, and not consumed in cryptocurrency mining and datacenter hosting operations, to the NYISO power grid at prices set on a daily basis through the NYISO wholesale market. In addition, the Company receives revenues from the sale of its capacity and ancillary services in the NYISO wholesale market.
Cash and Cash Equivalent
All liquid instruments with an original maturity, at the date of purchase, of 90 days or less are classified as cash equivalents. Cash equivalents consist primarily of money market funds, certificates of deposit, commercial paper, corporate notes and bonds, and U.S. government agency securities. The Company’s interest income on cash and cash equivalents is included in Interest expense, net in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Gains and losses resulting from remeasurements are included within (Gain) loss on digital assets in the consolidated statements of operations and comprehensive income (loss). Gains and losses resulting from the sale of bitcoin, measured as the difference between the cash proceeds and the carrying basis of bitcoin as determined on a first-in-first-out basis, are also included within (Gain) loss on digital assets in the consolidated statements of operations and comprehensive income (loss).
Digital assets received by the Company as noncash consideration are included as an adjustment to reconcile net income (loss) to cash used in operating activities on the consolidated statements of cash flows. In August 2024, the Company announced its new bitcoin self-mining retention strategy, which enables the Company to accumulate bitcoin from its owned miners. Proceeds from the sale of bitcoin that occur nearly immediately after receipt are included within operating activities on the consolidated statements of cash flows. To the extent the Company holds bitcoin for more than a few days, proceeds from the sale of bitcoin are included within investing activities on the consolidated statements of cash flows.
Accounts Receivable
The Company provides credit in the normal course of business to its power customer, the NYISO, and hosting customer, NYDIG. The NYISO makes payments, depending on the type of revenue, within seven days of usage or seven days of month end. The NYDIG Hosting Agreement requires advance payment for estimated hosting services. The balance based on actual results is due upon receipt. There are currently no accounts receivable associated with cryptocurrency mining revenues. We have not experienced any historic credit losses with our power or hosting customers and therefore, we determined that no allowance for doubtful accounts is required for the years ended December 31, 2025 and 2024.
Emissions Expense and Credits
The Company participates in the Regional Greenhouse Gas Initiative (“RGGI”), which requires, by law, that the Company remit credits to offset 50% of the Company’s annual emission expense in the following year, for each of the years in the three-year control period (January 1, 2024 to December 31, 2026). Credits for the remaining 50% of the Company’s annual emission expense for the first and second years of the three-year control period, as well as 100% of the third year’s emission expense, are required to be remitted in the year following the conclusion of the three-year control period. In March 2025, the Company surrendered the emissions allowance required for the first year of the current control period. The Company recognizes expense on a per ton basis, where one ton is equal to one RGGI credit.
The RGGI credits are recorded on a first in, first out (“FIFO”) basis. The Company incurred emissions expense of $10.6 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively, which was allocated between cost of revenue - cryptocurrency mining, cost of revenue - datacenter hosting and cost of revenue - power and capacity, based on the relative percentage of MWh consumed for each, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Property and Equipment, net
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the Company’s depreciable assets, as noted in the table below. Construction in process is comprised of assets which have not been placed into service and is not depreciated until the related assets are complete and ready for their intended use, at which time the cost is transferred to the appropriate property and equipment class. Land and miner deposits are not depreciated. Repairs and maintenance costs are expensed as incurred. See Note 4, “Property and Equipment, Net” for additional information.

Asset Class	Estimated Useful Lives
Plant infrastructure	10 years
Miners	3 years
Miner facility infrastructure	10 years
Equipment	5 years

Valuation of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows, based on prevailing market conditions, from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset is written down to fair value. The Company recognized a noncash impairment charge of nil and $0.2 million for the years ended December 31, 2025 and 2024, respectively. See Note 4, “Property and Equipment, Net” for additional information.
Held for Sale Classification
The Company classifies long-lived assets as held for sale in the period in which management commits to a plan to sell the long-lived assets. To classify, the long-lived assets must be available for immediate sale in its present condition, an active program to complete the plan to sell the long-lived assets must be initiated, the sale of the long-lived assets within one year must be probable and the long-lived assets must be marketed at a reasonable price in relation to their fair value. Upon being classified as held for sale, the long-lived assets are tested for impairment. An impairment loss is recognized when the carrying amount of the asset exceeds its fair value less cost to sell. The long-lived assets are not depreciated while classified as held for sale.
Investments in Equity Securities
The Company owns common shares in a private company. The Company does not have control and does not have the ability to exercise significant influence over operating and financial policies of this entity. The investment does not have a readily determinable fair value and thus the investment is measured at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. Investments in equity securities are a component of Other long-term assets and gains (losses) on equity securities are recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized a noncash impairment charge of $0.9 million during the year ended December 31, 2024. See Note 6, “Stockholders’ Deficit” for additional information.
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
Any changes in fair value from the grant date fair value of the equity warrant asset classified as a derivative is recognized as an increase or decrease to Prepaid expenses and other current assets on the Consolidated Balance Sheets and as net gains or losses on derivative instruments, in Other income (expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company recognized a loss on the change in fair value of $0.5 million change in fair value of the equity warrant asset during the year ended December 31, 2024. There was no change in fair value of the equity warrant asset during the year ended December 31, 2025 as the warrant was automatically exercised upon expiration. See Note 6, “Stockholders’ Deficit” for additional information.
Leases
The Company accounts for leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date. The lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date and is subsequently measured at amortized cost using the effective interest method. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
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
Lease payments included in the measurement of the lease liability comprise fixed payments. Variable lease payment amounts, such as increases in lease payments based on changes in index rates or usage, are not included in the measurement of the ROU asset or lease liability. These are expensed as incurred and recorded as variable lease expense. See Note 10, “Commitments and Contingencies” for additional information.
Environmental Liability
Environmental liabilities are recognized in accordance with ASC 410-30, Asset Retirement and Environmental Obligations when the costs are probable and estimable. As of December 31, 2025, we have recognized environmental liabilities for a coal ash pond and landfill which were inherited due to the legacy coal operations at the Company’s property in Torrey, New York. The Company determines the estimate by developing key assumptions to determine the expected cost of remediation. Estimates are based on various assumptions that are sensitive to changes including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits.
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
Cryptocurrency Mining Revenue
Greenidge has entered into digital asset mining pools by executing contracts with the mining pool operators to perform hash computations for mining pools. The contracts are terminable at any time at no cost by either party and Greenidge’s enforceable right to compensation begins only when, and lasts as long as, Greenidge performs hash computations for the mining pool operators. In exchange for performing hash computations, Greenidge is entitled to a fractional share of the cryptocurrency award the mining pool operators theoretically receives less the mining pool fees. The agreements entered into with the pool operators pay out based on a Full-Pay-Per-Share (“FPPS”) payout formula, which is a conceptual formula that entitles Greenidge to consideration upon the provision of hash computations to the pool even if a block is not successfully placed by the pool operator. Revenue is measured as the value of the consideration received in the form of cryptocurrency from the pool operator, less the mining pool fees retained by the mining pool operator. Greenidge does not expect any material future changes in mining pool fee rates.
In exchange for performing hash computations for the mining pools, the Company is entitled to a fractional share of the cryptocurrency award the mining pool operator theoretically receives (less pool operator fees to the mining pool operator which are netted as a reduction of the transaction price). Greenidge’s fractional share is based on the proportion of hash computations the Company performed for the mining pool operator to the total hash computations contributed by all miners in solving the current algorithm during the 24-hour period. Daily earnings calculated under the FPPS payout formula are calculated from midnight-to-midnight UTC time and are credited to pool members’ accounts at 1:00:00 A.M. UTC. The pool sends Greenidge’s cryptocurrency balance in the account to a digital wallet designated by the Company between 9:00 A.M. and 5:00 P.M. UTC time each day, which Greenidge automatically sells for cash within minutes of receipt, unless Greenidge decides to retain its newly earned bitcoin in connection with its bitcoin retention strategy.
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
Datacenter Hosting Revenue
The Company generates revenue from contracts with customers from providing hosting services to a single third-party customer. Hosting revenue is recognized as services are performed on a variable basis. The Company recognizes variable hosting revenue each month as the uncertainty related to the consideration is resolved, hosting services are provided to its customer, and its customer utilizes the hosting service (the customer simultaneously receives and consumes the benefits of the Company’s performance). The Company’s performance obligation related to these services is satisfied over time. The Company recognizes revenue for services that are performed on a consumption basis (the amount of electricity utilized by the customer) as well as through a fixed fee that is earned monthly and a profit-sharing component based on the net proceeds earned by the customer in the month from bitcoin mining activities. The Company bills its customer at the beginning of each month based on the anticipated consumption under the contract. Invoices are collected in the month of invoicing under the terms of the contract. The Company recognizes revenue based on actual consumption in the period.
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
Stock-Based Compensation
The Company accounts for share-based payment awards exchanged for services at the estimated grant date fair value of the award. Stock options issued under the Company’s equity incentive plans are granted with an exercise price equal to no less than the market price of the Company’s stock at the date of grant and expire up to ten years from the date of the grants. These options generally vest on the grant date or over a three-year period. The Company has elected to account for forfeitures of employee awards as they occur. Restricted stock units (“RSUs”) issued under the Company’s equity incentive plans are granted to employees and directors and vest over their requisite service period.

The Company estimates the fair value of the stock option grants using the Black-Scholes-Merton option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. Stock-based compensation is recognized on a straight-line basis over the requisite service period, net of actual forfeitures in the period.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain costs and expenses specified in the updated guidance, to provide enhanced transparency into aggregate amounts presented on the Consolidated Statements of Operations and Comprehensive Income (Loss). In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. This guidance becomes effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. Either prospective or retrospective application to any or all periods presented is permitted when applying the amendments upon adoption. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.
Recent Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure. ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted ASU 2023-09 effective as of January 1, 2025 on a prospective basis, and has included the new tax disclosure requirements. See Note 9, "Income Taxes" for additional information.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides updated guidance on identifying the accounting acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a variable interest entity that meets the definition of a business. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The updates require entities to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the guidance in this update effective April 1, 2025. The adoption of ASU 2025-03 did not have an effect on the Company’s financial statements.
In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The updates in this ASU include revising the definition of the term “performance condition” for share-based compensation payable to customers, elimination of the policy election permitting a grantor to account for forfeitures as they occur, clarification that share-based consideration encompasses the same instruments as share-based payment arrangements but the grantee does not need to be the supplier of goods or services to the grantor, and clarification that a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. The updates in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods with those annual periods. Early adoption is permitted. Either modified retrospective or a retrospective basis is permitted when applying the updated guidance upon adoption. The Company elected to early adopt the guidance in this update on a modified retrospective basis effective April 1, 2025. The adoption of ASU 2025-04 did not have an effect on the Company’s financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide all entities with a practical expedient allowing entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses. Entities, other than a public business entity, that elect the practical expedient are permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses. This guidance becomes effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuances. Application of the amendments are to be made prospectively. The Company elected to early adopt the guidance in this update effective July 1, 2025. The adoption of ASU 2025-05 did not have an effect on the Company’s financial statements.

3. ASSETS HELD FOR SALE
South Carolina Land
On December 11, 2025, the Company completed the sale of the South Carolina Land it owned in Spartanburg, South Carolina and an assignment of its right to the Initial Load to an affiliate of The Lightstone Group and LightHouse Datacenters (collectively, “LightHouse”) for $18.0 million in cash paid at closing and the right to receive up to $18.0 million in additional future contingent payments. Any future contingent payments are payable at $180,000 per MW of power capacity made available to the South Carolina Land before December 31, 2030, to the extent such capacity exceeds the Initial Load. The Company reviewed the contract for any clauses that may contain indemnities or warranties that need to be considered by the Company. The Company concluded that the representations are standard for a real estate contract and that no items are more than a remote probability of resulting in a liability of the Company, with the total indemnity payment capped at $0.9 million. The Company is under guaranteed obligation to maintain a liquid net worth of no less than the cap of $0.9 million and may not be dissolved during the obligation period, which commences on the closing date of December 11, 2025 and expires 9 months after the closing date. The Company recognized a gain on the sale of $10.5 million and has not recognized any consideration related to the additional future contingent payments as they are not realizable as of December 31, 2025.
The Company had previously entered into a definitive agreement on November 27, 2024 to sell the South Carolina Land to Data Journey LLC (“Data Journey”) for $12.1 million in cash and an 8% profit participation in the property’s planned datacenter. On August 24, 2025, the Company received written notice of termination from Data Journey. Upon termination, the Company recognized a gain of $0.4 million as a result of a forfeited deposit by Data Journey.
Mississippi Property
Following the completion of the sale of the Mississippi Facility, the Company continues to own a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space. The Company is actively marketing the remaining land and industrial warehouse space. The carrying value of this property of $0.9 million is presented as long-term assets held for sale as of December 31, 2025.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

$ in thousands	Estimated Useful Lives	December 31, 2025	December 31, 2024
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	31,535	36,182
Miner facility infrastructure	10 years	10,810	13,227
Land	N/A	538	1,952
Equipment	5 years	45	45
Construction in process	N/A	328	1,834
		44,778	54,762
Less: Accumulated depreciation		(29,084)	(24,463)
		$15,694	$30,299
Total depreciation expense was $11.8 million and $13.5 million for the years ended December 31, 2025 and 2024, respectively.
Mississippi Transactions
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

On August 1, 2025, Greenidge Mississippi LLC, a wholly owned subsidiary of the Company, entered into the APA and certain ancillary agreements to sell certain assets comprising the Mississippi Facility and miners, other than the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space which was retained by the Company, to US Digital Mining Mississippi LLC, a wholly owned subsidiary of LM Funding America, Inc. (collectively, the “Buyer”), for an aggregate purchase price of $4.2 million in cash. The sale of the facility closed on September 16, 2025 and a gain of $1.4 million was recognized on the sale. The Company is actively marketing the remaining 5.6 acre tract of land and industrial warehouse space. The carrying value of this property of $0.9 million is presented as long-term assets held for sale as of December 31, 2025.
Insurance Proceeds
During the year ended December 31, 2025, the Company received insurance proceeds of $0.4 million for miners damaged in a severe weather event. The damaged miners were disposed and were fully depreciated at the time of disposal.
Sale of Equipment
During the year ended December 31, 2025, Greenidge sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million, resulting in a loss on the sale of assets of $0.1 million.
During the year ended December 31, 2024, Greenidge sold construction in process assets with a carrying value of $3.7 million for proceeds of $3.1 million, resulting in a loss on the sale of assets of $0.6 million.
Impairment
There were no triggering events identified as of December 31, 2025. During the year ended December 31, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net related to miners no longer viable for operation.
5. DEBT
The following table provides information on the Company’s financing agreements:

$ in thousands					As of:
Note	Loan Date	Maturity Date	Interest Rate	Initial Financing	December 31, 2025	December 31, 2024
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	72,200	39,780	68,541
Senior Unsecured Notes	July 2025/ September 2025	June 2030	10.0%	2,280	3,306	—
Total Debt					43,086	68,541
Less: Debt discount and issue costs					—	(473)
Total debt at book value					43,086	68,068
Less: Current portion					(40,008)	—
Long-term debt, net of current portion					$3,078	$68,068
The Company incurred interest expense of $4.0 million and $7.1 million during the years ended December 31, 2025 and 2024, respectively, detailed in the table below.
The following table details our interest expense related to the Senior Notes and the Equity Interest Payment Agreement (defined below) (in thousands):

	December 31,
	2025	2024
Contractual interest expense	$2,772	$6,108
Amortization of debt (premium) discount and issuance costs	(738)	974
Total interest expense on Senior Notes	2,034	7,082
Interest expense on Equity Interest Payment Agreement	1,981	—
Other interest expense	18	—
Total interest expense	$4,033	$7,082
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of Senior Notes pursuant to the Company’s registration statement on Form S-1. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Senior Notes trade on the Nasdaq Global Select Market under the symbol “GREEL.”
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
During 2025 and 2024, the Company entered into privately negotiated exchange agreements, pursuant to which it issued shares of the Company’s Class A common stock and made cash payments in exchange for its Senior Notes, detailed in the table below.

In thousands, except share data	2025	2024
Issuance of Class A common stock	1,242,456	692,433
Fair value of common stock issued	$1,461	$1,616
Cash paid	$2,871	$—
Aggregate principal amount exchanged	$10,855	$3,659
During 2025, the Company completed a series of public tender/exchange offers, pursuant to which the Company repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and exchanged an additional $5.0 million in aggregate principal amount of the Senior Notes for $2.3 million in aggregate principal amount of the New Notes.
The Company concluded the privately negotiated exchanges and the public tender/exchange offers met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The adjusted carrying value of the Senior Notes and New Notes (collectively the “Notes”) exceeded the undiscounted cash flows of the Notes, and therefore, the Company wrote down the carrying value of the Notes to the undiscounted future cash flows of the Notes and recognized a gain on troubled debt restructuring of $11.9 million for the year ended December 31, 2025. Basic and diluted earnings per share for the year ended December 31, 2025 were increased by $0.78 and $0.77, respectively, as a result of these gains.
During 2025, the Company paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of its Senior Notes in open market transactions. The Company recognized a gain on extinguishment of debt of $0.4 million as a result of such open market repurchases.

Following the conclusion of the privately negotiated exchanges, public tender/exchange offers and open market repurchases, the Company had $36.7 million in aggregate principal amount of the Senior Notes outstanding, along with $3.1 million of capitalized contractual interest payments, and $2.3 million in aggregate principal amount of New Notes outstanding, along with $1.0 million of capitalized contractual interest payments.
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
Minimum Future Principal Payments
Minimum future principal payments on debt as of December 31, 2025 were as follows based on the terms of the debt at that date:

$ in thousands
2026	$36,664
2027	—
2028	—
2029	—
2030	2,280
Total	$38,944
Fair Value Disclosure
The notional value and estimated fair value of the Company’s Senior Notes totaled $36.7 million and $27.1 million, respectively, at December 31, 2025 and $68.5 million and $24.8 million, respectively, at December 31, 2024. The notional value of the Senior Notes does not include unamortized discounts and debt issuance costs of $0.5 million at December 31, 2024. There were no unamortized discounts and debt issuance costs at December 31, 2025. The estimated fair value of the Senior Notes was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. The Company believes the notional value of the New Notes of $2.3 million at December 31, 2025, which does not include contractual interest payments of $1.0 million, approximates its fair value.
6. STOCKHOLDERS’ DEFICIT
Common Stock
Holders of Greenidge’s Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of December 31, 2025 were 13,068,603 and 2,733,394, respectively.
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
In connection with the Common Stock Purchase Agreement, the Company entered into a registration rights agreement with B. Riley Principal II, pursuant to which the Company agreed to prepare and file a registration statement registering the resale by B. Riley Principal II of those shares of the Company’s Class A common stock to be issued under the Common Stock Purchase Agreement. The registration statement became effective on September 24, 2024 (the “Effective Date”), relating to the resale of 7,300,000 shares of Greenidge’s Class A common stock in connection with the Common Stock Purchase Agreement.
From the Effective Date through March 26, 2026, Greenidge issued an aggregate of 1,595,855 shares under the Common Stock Purchase Agreement for net proceeds of $4.3 million, all of which were issued, and net proceeds were received, during the year ended December 31, 2024. There were no shares issued under the Common Stock Purchase Agreement during the year ended December 31, 2025.
Armistice Capital Agreement
On February 12, 2024, the Company entered into a securities purchase agreement (the “Armistice SPA”) with Armistice Capital Master Fund Ltd. (“Armistice”). Pursuant to the Armistice SPA, Armistice purchased (i) 450,300 shares (the “Shares”) of the Company’s Class A common stock, and (ii) a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 810,205 shares of the Company’s Class A common stock (the “Pre-Funded Warrant Shares”). The per share purchase price of the Shares and the Pre-Funded Warrant Shares was $4.76, resulting in aggregate gross proceeds of $6.0 million, and after giving effect to the exercise price of $0.0001 per Pre-Funded Warrant Share, the Company received net proceeds of $6.0 million. The Pre-Funded Warrant, which had an initial exercise date of February 14, 2024, was exercised in full during the year ended December 31, 2024, which resulted in the issuance of 810,205 Class A shares of common stock. In addition, the Company issued to Armistice a five-year Class A common stock purchase warrant (“5-Year Warrant”) entitling Armistice, commencing on August 14, 2024, to purchase up to 1,260,505 shares of the Company’s Class A common stock from time to time at an exercise price of $5.25 per share (the “Warrant Shares”). The Warrant Shares remained unexercised as of December 31, 2025.
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
Infinite Reality, Inc. Equity Exchange Agreement
On December 11, 2023, Greenidge entered into an equity exchange agreement (the “Equity Exchange Agreement”) with Infinite Reality, Inc. (“Infinite Reality”), pursuant to which, among other things, the Company issued to Infinite Reality (i) a one-year warrant (the “1-Year Warrant”) to purchase up to 180,000 shares of our Class A common stock at an exercise price of $7.00 per share, which expired unexercised on December 11, 2024, and (ii) 180,000 shares of our Class A common stock. The Company valued the shares issued under the Equity Exchange Agreement using the closing price on December 11, 2023, $4.83 per share, for an aggregate value of $0.9 million.
In exchange for issuing the 1-Year Warrant and Class A common stock, we received (i) a 1-year warrant (the “Infinite Reality Warrant”) to purchase up to 235,754 shares of Infinite Reality’s common stock at an exercise price of $5.35 per share, and (ii) 280,374 shares of Infinite Reality’s common stock, recognized as an investment in equity securities and included in Other long-term assets. The Infinite Reality Warrant was automatically exercised on a net settlement basis immediately prior to expiration on December 11, 2024 upon which the Company received 160,677 shares of Infinite

Reality's common stock. During the fourth quarter of 2024, Greenidge performed a qualitative assessment of impairment indicators for the shares of Infinite Reality’s common stock. An impairment charge of $0.9 million was recorded for the year ended December 31, 2024, which was the entire carrying amount of the Infinite Reality common stock. We have assigned no value to the exercised shares and recognized a loss on the value of the warrants of $0.5 million during the year ended December 31, 2024. There was no activity in connection with the share of Infinite Reality’s common stock during the year ended December 31, 2025.
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
From October 1, 2022 through October 3, 2025, Greenidge issued an aggregate of 4,167,463 shares under the ATM Agreement for net proceeds of $20.7 million, of which no shares were issued during the year ended December 31, 2025.
Equity Purchase Agreement with B. Riley Principal Capital, LLC
On September 15, 2021, as amended on April 7, 2022, Greenidge entered into an equity purchase agreement (the “Equity Purchase Agreement”) with B. Riley Principal. Pursuant to the Equity Purchase Agreement, Greenidge has the right to sell to B. Riley up to $500 million in shares of its Class A common stock, subject to certain limitations and the satisfaction of specified conditions in the Equity Purchase Agreement, from time to time over the 24-month period commencing on April 28, 2022.
In connection with the Equity Purchase Agreement, Greenidge entered into a registration rights agreement with the Investor, pursuant to which Greenidge agreed to prepare and file a registration statement registering the resale by the Investor of those shares of Greenidge’s Class A common stock to be issued under the Equity Purchase Agreement. The registration statement became effective on April 28, 2022 (the “April 2022 Effective Date”), relating to the resale of 572,095 shares of Greenidge’s Class A common stock in connection with the Equity Purchase Agreement.
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
Warrants
There was no activity for warrants issued by the Company during the year ended December 31, 2025. The following table summarizes the Company’s warrant activity for the year ended December 31, 2024:

	Number of warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	180,000	$7.00
Issued	2,070,710	3.20
Exercised	810,205	—
Expired	180,000	7.00
Warrants outstanding at December 31, 2024	1,260,505	$5.25
The following table summarizes information about warrants outstanding at December 31, 2025:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Class B Common Stock Conversion
On January 30, 2024 and February 9, 2024, the Company received notices of conversion from holders of its Class B common stock to convert 77,245 and 42,000 shares of Class B common stock, respectively, in exchange for 77,245 and 42,000 shares of Class A common stock, respectively. There were no conversions of Class B common stock during the year ended December 31, 2025.
Debt Exchange Agreements
During 2024 and 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued shares of the Company’s Class A common stock and made cash payments in exchange for its Senior Notes. The table below details the issuance of Class A common stock in exchange for Senior Notes:

In thousands, except share data	2025	2024
Issuance of Class A common stock	1,242,456	692,433
Fair value of common stock issued	$1,461	$1,616
Aggregate principal amount exchanged	$2,809	$3,659
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the “Equity Interest Payment Agreement”), pursuant to which and as consideration for Atlas Holdings LLC’s, the Company’s controlling shareholder and a related party (collectively with its affiliates, “Atlas”), continued credit support with respect to the letters of credit mentioned in Note 11, “Related Party Transactions,” totaling $8.6 million, the Company is required to pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments will be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on The Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%.
In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit. On January 29, 2025, the Company issued 752,742 shares of Class A common stock to settle the letter of credit extension payment. The aggregate fair value of the Class A common stock issued was $1.1 million. On April 8, 2025, the Company issued an additional 90,954 shares of Class A common stock to settle the equity interest payment for Q1 2025, of which the fair value of the Class A common stock issued was $0.1 million. On July 2, 2025, the Company issued an additional 131,937 shares of Class A common stock to settle the equity interest payment for Q2 2025, of which the fair value of the Class A common stock issued was $0.2 million. On October 9, 2025, the Company issued an additional 102,286 shares of Class A common stock to settle the equity interest payment for Q3 2025, of which the fair value of the Class A common stock issued was $0.2 million. On January 8, 2026, the Company issued an additional 79,320 shares of Class A common stock to settle the equity interest payment for Q4 2025, of which the fair value of the Class A common stock issued was $0.1 million, for a cumulative total of 1,157,239 shares of Class A common stock issued pursuant to the Equity Interest Payment Agreement as of the filing date of this report, with an aggregate fair value of $1.7 million. The Company recognized interest expense of $2.0 million in connection with the Equity Interest Payment Agreement during the year ended December 31, 2025. During the year ended December 31, 2025, the Company recognized a gain of $0.2 million on the settlement of the liability in connection to the Equity Interest Payment Agreement, which was calculated as the difference between the accrued liability and the fair value of the Class A common stock on the date of issuance.
7. EARNINGS (LOSS) PER SHARE
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

	For the Year Ended December 31,
	2025	2024
Numerator
Net income (loss)	$5,286	$(19,785)

Denominator
Basic weighted average shares outstanding	15,164	10,504
Dilutive effect of service based restricted stock units	171	—
Diluted weighted average shares outstanding	15,335	10,504

Net income (loss) per share:
Basic	$0.35	$(1.88)
Diluted	$0.34	$(1.88)
For the year ended December 31, 2024, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the period indicated (In thousands):

	December 31,
Anti-dilutive securities	2025	2024
Restricted stock awards	25	131
Common shares issuable upon exercise of stock options	292	482
Common shares issuable upon exercise of warrants	1,261	1,261
Total	1,578	1,874

8. EQUITY BASED COMPENSATION
Equity Incentive Plans
In February 2021, Greenidge adopted an equity incentive plan and reserved 383,111 shares of Class A common stock for issuance under the plan (as amended and restated, the “2021 Equity Plan”), applicable to employees and non-employee directors. In April 2023, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the Plan by 500,000 shares of Class A common stock from 383,111 to 883,111 shares of Class A common stock and to remove the counting of shares of Class A common stock granted in connection with awards other than stock options and stock appreciation rights against the total number of shares available under the Plan as two shares of Class A common stock for every one share of Class A common stock granted in connection with such award. In November 2024, the stockholders approved an amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan by 700,000 shares of Class A common stock from 883,111 to 1,583,111 shares of Class A common stock. In June 2025, the stockholders approved a further amendment and restatement of the 2021 Equity Plan to increase the maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan by 1,000,000 shares of Class A common stock from 1,583,111 to 2,583,111 shares of Class A common stock. In October 2022, the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock option inducement grants.
RSAs and RSUs
During the year ended December 31, 2025, the Company awarded 895,106 restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) under the 2021 Equity Plan. RSAs and RSUs are generally granted with an eligible vesting range from upon grant to over a two-year period.
The Company’s unvested RSA and RSU award activity for the year ended December 31, 2025 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	131,347	$3.31
Granted	895,106	$0.93
Vested	(455,995)	$1.47
Forfeited	(43,972)	$1.51
Unvested at December 31, 2025	526,486	$1.01
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. The fair market value of the awards granted totaled $0.8 million and $1.5 million during the years ended December 31, 2025 and 2024, respectively. There was $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights as of December 31, 2025, which is expected to be recognized over a remaining weighted-average vesting period of less than 1.86 years.
Common Stock Options
There were no awards granted for common stock options during the year ended December 31, 2025. Options granted to officers, employees and consultants expire ten years after the date of grant.

The Company’s stock options activity for the year ended December 31, 2025 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	482,492	$15.75	-
Forfeited	(61,760)	$13.20
Expired	(129,059)	$15.36
Outstanding at December 31, 2025	291,673	$16.46	7.0	$—
Exercisable as of December 31, 2025	252,090	$18.31	6.9	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. During the year ended December 31, 2024, the fair market value of the awards granted totaled $0.1 million. The were no awards granted during the year ended December 31, 2025. As of December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.81 years.
We determine the fair value of each grant using the Black-Scholes-Merton option pricing model. The weighted average assumptions relating to the valuation of stock options granted for the year ended December 31, 2025 and 2024 were as follows:

	2025	2024
Weighted average exercise price of options granted	$—	$3.00
Expected volatility	—%	109%
Expected term (years)	0.0	5.6
Risk-free interest rate	—%	4.5%
Expected dividend yield	0.0%	0.0%
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
Stock-based Compensation
The Company recognized stock-based compensation expense of $0.8 million and $2.2 million during the years ended December 31, 2025 and 2024, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
9. INCOME TAXES
The components of income (loss) before the benefit from income taxes are as follows:

	For the Year Ended December 31,
$ in thousands	2025	2024
Domestic	$4,807	$(19,854)
Foreign	—	—
Total	$4,807	$(19,854)
The components of the benefit from income taxes consist of the following:

	For the Year Ended December 31,
(in thousands)	2025	2024
Current tax provision:
Federal	$—	$—
State	60	(69)
Foreign	(539)	—
Total current benefit	(479)	(69)
Deferred tax provision:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision (benefit)	—	—
Total benefit from income taxes	$(479)	$(69)
A reconciliation of the benefit from income taxes to the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(in thousands, except percentage data)	2025
Provision at the Federal statutory rate	$1,010	21.0%
State income taxes, net of federal tax benefits (a)	(250)	(5.2)%
Foreign Tax Effects:
India
Amended Return Adjustment	(539)	(11.2)%
Change in valuation allowance	(739)	(15.4)%
Nontaxable or Nondeductible Items:
Share-Based Payment Awards	36	0.7%
Other	3	0.1%
Benefit from income taxes	$(479)	(10.0)%
(a) State taxes in New York, South Carolina, and Mississippi make up the majority (greater than 50%) of the tax effect of this category.
A reconciliation of the benefit from income taxes to the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes prior to the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(in thousands, except percentage data)	2024
Benefit at the Federal statutory rate	$(4,170)	21.0%
State income taxes, net of federal tax benefits	(301)	1.5%
Change in Valuation Allowance	4,430	(22.3)%
Other, net	(28)	0.1%
Benefit from income taxes	$(69)	0.3%
Components of income taxes paid (refund), net, are as follows:

(in thousands)	For the Year Ended December 31, 2025
Federal	$—
State	33
Total	$33

State:
MS	$100
SC	(21)
Other	(46)
The Company’s effective tax rate of (10.0)% for the year ended December 31, 2025 was lower than the U.S. federal statutory income tax rate of 21% primarily due to a change in the valuation allowance, foreign taxes as a result of an amended return and state taxes.
The Company’s effective tax rate of 0.35% for the year ended December 31, 2024 was lower than the U.S. federal statutory income tax rate 21% primarily due to a change in the valuation allowance and state taxes.
Deferred income taxes are provided for the tax effect of temporary differences between the financial reporting:

	As of December 31,
$ in thousands	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$36,839	$38,263
Intangibles	630	656
Stock-based compensation	534	765
Capitalized costs	6,317	6,179
Interest Expense Limitation Carryforward	8,397	8,024
Environmental liabilities	4,751	4,184
Fixed Assets	2,228	594
Other	5,446	4,085
Gross deferred tax assets	65,142	62,750
Less: valuation allowance	(64,898)	(62,285)
Deferred tax assets, net	244	465

Deferred tax liabilities:
Other	(244)	(465)
Deferred tax liabilities	(244)	(465)
Total net deferred tax assets (liabilities)	$—	$—
As of December 31, 2025, the Company had net operating loss carryforwards (“NOL”) of approximately $152.9 million for U.S. federal income purposes, of which $15.9 million begins to expire in 2026. The Company also had net operating loss carryforwards for state income tax purposes of approximately $94.5 million, of which $1.0 million begins to expire in 2035. U.S. Federal NOLs incurred in or after 2018 have an indefinite carryforward period, which can be offset by 80% of future taxable income in any given year.
Of the total federal NOLs, $60.8 million were acquired with Support.com, Inc. in 2021 and are subject to Section 382 limitation. Utilization of the Company’s net operating loss and tax credit carryforwards can become subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the Internal

Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. The Company has performed an analysis of its changes in ownership under Section 382 of the Internal Revenue Code. Management currently believes that the Section 382 limitation will limit utilization of certain acquired net operating loss and tax credit carryforwards of Support.com and may defer the realization of the tax benefit associated with the acquired tax attributes from Support.com. The Company has ended all Support.com operations as of December 31, 2023; however, we continue to retain the existing domestic tax positions of Support.com.
In assessing the need for a valuation allowance, the Company considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluated its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding the Company’s forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. To the extent the Company does not consider it is more likely than not that a deferred tax asset will be recovered, valuation allowance is established. On the basis of this evaluation, as of December 31, 2025, the Company recorded a full valuation allowance on its net deferred tax, as it did not meet the more likely than not threshold required under ASC 740-10-30. The main form of negative evidence is the three-year cumulative losses. Although the Company currently has taxable income, this results from a nonrecurring sale, and it has a history of operating losses. Therefore, there is significant negative evidence, and a full valuation allowance has been recorded for the Company’s deferred tax assets.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The federal statute of limitation is three years and the state and foreign statutes of limitations are three to four years. Due to net operating loss carryforwards, the Company’s income tax returns remain open and subject to examination for tax years 2005 and thereafter by federal and state tax authorities. The 2022 through 2024 tax years generally remain open and subject to audit by foreign tax authorities.

The Company recognizes the tax benefit from uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the benefit from income taxes. As of December 31, 2025, the Company has not recorded any amounts for unrecognized tax benefits. The Company’s management does not expect that total amount of unrecognized tax benefits will materially change over the next 12 months.
As of December 31, 2025, the Company recorded an income tax receivable of $0.5 million, which is primarily as a result of filing amended tax returns in India for Support.com.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm the Company’s business. Except as otherwise disclosed in this Note 10, “Commitments and Contingencies—Legal Matters,” the Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition, or operating results.
Title V Air Permit Renewal Litigation and Stipulation of Settlement
In June 2022, the New York State Department of Environmental Conservation (“NYSDEC”) denied the Company’s application to renew the Title V Air Permit for the New York Facility. The Company pursued administrative review of that determination, which was ultimately affirmed by NYSDEC’s Regional Director for Region 7 on May 8, 2024, rendering the denial final for purposes of judicial review. On August 15, 2024, the Company filed a verified petition and complaint pursuant to Article 78 of the New York Civil Practice Law and Rules in the Supreme Court of the State of New York, Yates County (the “Court”), seeking to annul NYSDEC’s denial of the renewal application and obtain declaratory and injunctive relief relating to NYSDEC’s interpretation and application of the New York Climate Leadership and Community Protection Act.
On November 14, 2024, the Court issued a decision annulling NYSDEC’s denial of the renewal application and remanding the matter to NYSDEC for further proceedings. The Company subsequently filed a notice of appeal with the Appellate Division of the Supreme Court of the State of New York, Fourth Judicial Department (the “Fourth Department”), seeking review of certain aspects of the Court’s decision. Administrative proceedings concerning the renewal application resumed before NYSDEC following the Court’s remand.
On November 7, 2025, the Company entered into a Stipulation of Settlement (the “Stipulation”) with NYSDEC intended to resolve the ongoing administrative and judicial proceedings concerning renewal of the Title V Air Permit for the New York Facility consistent with the Climate Leadership and Community Protection Act (“CLCPA”). Pursuant to the Stipulation, the Company submitted to NYSDEC an application (the “Application”) supplementing the renewal application to incorporate new greenhouse gas (“GHG”) emissions limits and related monitoring and reporting requirements set forth in the Stipulation. NYSDEC agreed to process the Application pursuant to the New York State Uniform Procedures Act and 6 NYCRR Part 621 and to issue a draft five-year Title V Air Permit modification and renewal (the “Draft Title V Air Permit”) incorporating the conditions set forth in the Stipulation.
While the Stipulation provides a pathway toward resolution of the permit renewal process, there can be no assurance that a final Title V Air Permit will ultimately be issued, that the Company will be able to comply with the stipulated GHG limits, or that third-party challenges will not delay or prevent final resolution. The Company’s inability to obtain a final Title V Air Permit for the New York Facility could have a material adverse effect on the Company’s business, financial condition and results of operations.
Environmental Liabilities
The Company has a coal combustion residual (“CCR”) liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million and $17.3 million as of December 31, 2025 and 2024, respectively. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. On October 1, 2025, the Company provided a beneficial use demonstration to support a two-year extension of the deadline to initiate closure. With this two-year extension, the deadline for Greenidge to either initiate closure of the onsite CCR surface impoundment (C-Pond) or to demonstrate the need for an additional two-year extension under 40 C.F.R. § 257.102(e)(2)(ii) will be October 10, 2027. Further economic and viability analysis is required in order to initiate a material change to the closure plan. The Company has continued to estimate the liability using the prior closure and disposal assumptions as further analysis required to support the beneficial use assumptions is not yet available. The Company intends to use the two year closure extension to perform this analysis and therefore has updated its closure timeline assumptions to reflect this longer time frame to complete the closure work.
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
The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations (“ASC 410-30”), the Company has recorded an environmental liability of $13.7 million and $13.4 million as of December 31, 2025 and 2024, respectively, which includes a charge of $0.4 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, related to a remeasurement increase. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%, compared to an annual inflation rate of 2.3% in the prior year.
Commitments
The Company entered into a contract with Empire Pipeline Incorporated in September 2020, which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the years ended December 31, 2025 and 2024, the Company recognized $3.9 million and $2.8 million, respectively, of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation) in the consolidated statements of operations and comprehensive income (loss). Effective March 31, 2025, the Company concluded that the portion of the contract consideration became fixed, creating a required minimum usage of 7.5 MW at a cost of $58.50 per MWh. As such, the Company re-assessed and re-allocated consideration in the contract to separate lease components and the non-lease components using relative standalone prices. The Company concluded that the portion of the contract consideration allocated to the lease component was de minimis and, therefore, no ROU asset and lease liability were recorded in the consolidated balance sheets.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a ROU asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement of such operating lease in August 2024.
11. RELATED PARTY TRANSACTIONS
As of December 31, 2025, Atlas and its affiliates control 69.3% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards.
Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at December 31, 2025 and 2024, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, “Commitments and Contingencies” for further details.
Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at December 31, 2025 and 2024, payable to Empire Pipeline Incorporated (“Empire”) in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
Equity Interest Payment Agreement
The Company entered into the Equity Interest Payment Agreement, pursuant to which and as consideration for Atlas’s, the Company’s controlling shareholder and a related party, continued credit support with respect to the letters of credit described in Note 6, Stockholders’ Deficit. As of December 31, 2025, the Company recognized accrued interest of $0.2 million in connection to the Equity Interest Payment Agreement. For additional information, see Note 6, Stockholders’ Deficit.
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

Other
Affiliates of Atlas from time to time incur certain costs for the benefit of Greenidge, which are fully reimbursed by Greenidge. There were no amounts reimbursed by Greenidge during 2025 or 2024.
12. CONCENTRATIONS
The Company has a single hosting services customer that accounted for 37% and 50% of the Company’s revenue for the year ended December 31, 2025 and 2024, respectively.
For the Company’s self-mining operations, Greenidge considers its mining pool operators to be its customers. Greenidge has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from one of the Company’s pool operator customers accounted for approximately 23% and 32% of total revenue for the year ended December 31, 2025, and 2024, respectively.
The Company has one major power customer, NYISO, that accounted for 38% and 18% of its revenue for the years ended December 31, 2025 and 2024, respectively.
The Company has one natural gas vendor that accounted for approximately 43% and 37% of cost of revenue for the years ended December 31, 2025 and 2024, respectively.
13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract Liabilities
At time, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented in the Consolidated Balance Sheets.
Changes in the Contract liability balance for the year ended December 31, 2025 are as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2024	$2,339
Revenue recognized	(2,339)
Deposits received	2,320
Balance as of December 31, 2025	$2,320
The following table provides additional details of Prepaid expenses and other assets:

	As of December 31,
$ in thousands	2025	2024
Prepaid insurance	$956	$1,279
Electric deposits	—	588
Other prepaid expenses	586	750
Prepaid expenses and other assets	$1,542	$2,617
The following table provides additional details of Other long-term assets:

	As of December 31,
$ in thousands	2025	2024
Restricted investments - environmental trust	$1,341	$—
Security deposit	351	351
Other	464	218
Other long-term assets	$2,156	$569
The Company had the following noncash investing and financing activities:

	For the year ended December 31,
$ in thousands	2025	2024
Cumulative-effect adjustment due to the adoption of ASU 2023-08	$—	$22
Property and equipment purchases in accounts payable	34	108
Accrued interest added to debt principal	93	—
Reclassification of property and equipment, net to held for sale	900	7,184
Common stock issued in exchange for reduction in debt	1,462	1,616
Right-of-use asset obtained in exchange for operating lease liability	—	156
Fair value of shares issued to settle extension fees and accrued interest for stand-by letters of credit	1,593	—
The following table provides supplemental cash flow information for cash paid for interest and taxes (refund):

	For the Year Ended December 31,
$ in thousands	2025	2024
Cash paid for interest	$4,970	$6,153
Cash paid for taxes (refund), net	$33	$(936)
14. DIGITAL ASSETS
The following table presents our bitcoin holdings as of December 31, 2025 and 2024 (in thousands, except bitcoin held):

	December 31,
Digital assets holdings	2025	2024
Number of bitcoin held	74.0	74.5
Carrying basis of bitcoin	$8,042	$5,523
Fair Value of bitcoin	$6,477	$6,950
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of our digital assets (in thousands):

	December 31,
Digital assets:	2025	2024
Beginning balance at fair value	$6,950	$369
Additions	15,222	19,061
Dispositions	(15,674)	(14,634)
(Loss) gain on digital assets	(21)	2,154
Ending balance	$6,477	$6,950
All additions of digital assets were the result of bitcoin generated by the Company’s Cryptocurrency Mining operations. All dispositions of digital assets were the result of sales on the open market to fund Company operations.
The Company recognized realized gains on the sale of digital assets of $3.0 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively .
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of December 31, 2025, the Company held no other digital assets.
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
As of December 31, 2025 and 2024, the carrying amount of accounts receivable, prepaid expenses and other assets, income tax receivable, emissions and carbon offset credits, income tax receivable, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Digital Assets	$6,950	$—	$—	$6,950

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,477	$—	$—	$6,477
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
There was no impairment recognized during the year ending December 31, 2025. During the year ended December 31, 2024, the Company recognized an impairment charge of $0.2 million of property and equipment, net related to miners no longer viable for operation.
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

	Years Ended December 31,
$ in thousands	2025	2024
Segment revenue	$58,777	$59,533
Less:
Natural Gas Expense	22,442	16,168
Electricity for Mining Expense	4,399	3,044
Emissions Expense	10,555	8,676
Hosting Fee Expense	580	3,428
Other Cost of Revenue (a)	11,791	9,792
Segment gross profit	$9,010	$18,425

Depreciation	11,810	13,471
Selling, general and administrative	12,498	17,294
Impairment of equity securities	—	869
(Gain) loss on sale of assets	(11,475)	641
Impairment of long-lived assets	—	169
Gain on insurance proceeds	(399)	—
Remeasurement of environmental liability	350	453
Interest expense, net	4,033	7,082
Change in fair value of warrant asset	—	477
Loss (gain) on digital assets	21	(2,154)
Gain on troubled debt restructuring	(11,862)	—
Gain on extinguishment of debt	(406)	—
Loss on liquidation of subsidiary	348	—
Gain on non-refundable deposit	(400)	—
Gain on settlement of related party liability	(224)	—
Other income, net	(91)	(23)
Benefit from income taxes	(479)	(69)
Segment net income (loss)	$5,286	$(19,785)
(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses
17. SUBSEQUENT EVENTS
Electrical Equipment Purchase
In February 2026, following an electrical switchgear malfunction at the New York Facility that occurred in November 2025, Greenidge Generation entered into a used equipment purchase agreement for replacement electrical equipment with GSP Merrimack LLC, an affiliate of Atlas Holdings LLC, the Company’s controlling stockholder, for an aggregate purchase price of approximately $0.8 million.
Equity Interest Payment Agreement
On January 8, 2026, the Company issued an aggregate of 79,320 shares of the Company’s Class A common stock to settle the interest payment obligation for the fourth quarter of 2025 in connection with the Equity Interest Payment Agreement.
Exchange Offer
On March 11, 2026, the Company commenced an exchange offer (as subsequently modified, supplemented or amended, the “Exchange Offer”), pursuant to which it is offering to exchange up to $36.7 million in aggregate principal amount of its

Senior Notes for New Notes. Under the Exchange Offer, holders may exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of the Company’s Class A common stock, for each $25.00 principal amount of Senior Notes exchanged. The Exchange Offer commenced on March 11, 2026 and is scheduled to expire at 5:00 p.m., New York City time, on April 8, 2026, unless extended or earlier terminated by the Company.