Form 10-Q
period 2026-03-31
Greenidge Generation Holdings Inc.
filed 2026-05-15
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026, the registrant had 14,124,128 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,051	$19,572
Digital assets	6,658	6,477
Accounts receivable	930	1,954
Prepaid expenses and current other assets	1,358	1,542
Emissions and carbon offset credits	13,422	4,748
Income tax receivable	118	512
Total current assets	29,537	34,805
LONG-TERM ASSETS:
Property and equipment, net	13,114	15,694
Other long-term assets	2,564	2,156
Long-term assets held for sale	900	900
Total assets	$46,115	$53,555
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,900	$1,950
Accrued emissions expense	12,735	15,256
Accrued expenses	2,582	3,310
Current portion of long-term debt	39,229	40,008
Contract liabilities	2,914	2,320
Related party payables	160	164
Total current liabilities	59,520	63,008
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,021	3,078
Environmental liabilities	31,032	31,032
Other long-term liabilities	2,733	2,741
Total liabilities	96,306	99,859
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 16,229,150 and 15,801,997 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	338,842	338,145
Accumulated deficit	(389,035)	(384,451)
Total stockholders’ deficit	(50,191)	(46,304)
Total liabilities and stockholders’ deficit	$46,115	$53,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Datacenter hosting	$366	$5,829
Cryptocurrency mining	1,802	4,226
Power and capacity	18,666	9,187
Total revenue	20,834	19,242
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation and amortization)	880	6,191
Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization)	3,242	3,082
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	13,006	5,725
Selling, general and administrative	3,913	2,776
Depreciation and amortization	2,661	3,131
Loss on digital assets	1,621	988
Loss on sale of assets	62	137
Gain on insurance proceeds	—	(399)
Total operating costs and expenses	25,385	21,631
Operating loss	(4,551)	(2,389)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(167)	(2,855)
Loss on liquidation of subsidiary	—	(348)
Gain on settlement of related party liability	37	—
Other income, net	97	18
Total other income (expense), net	(33)	(3,185)
Loss from operations before income taxes	(4,584)	(5,574)
Benefit from income taxes	—	(10)
Net loss	$(4,584)	$(5,564)

Comprehensive Loss
Net loss	(4,584)	(5,564)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	$—	$348
Comprehensive loss	$(4,584)	$(5,216)

Net loss per share, basic and diluted	$(0.29)	$(0.40)

Weighted average shares outstanding, basic and diluted	15,955	13,938
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	15,801,997	$2	$338,145	$—	$(384,451)	$(46,304)
Stock-based compensation expense	—	—	709	—	—	709
Restricted shares award issuance, net of withholdings	347,833	—	(139)	—	—	(139)
Issuance of shares in connection with Equity Interest Payment Agreement	79,320	—	127	—	—	127
Net loss	—	—	—	—	(4,584)	(4,584)
Balance at March 31, 2026	16,229,150	2	338,842	—	(389,035)	(50,191)

Balance at January 1, 2025	13,025,627	$1	$334,330	$(348)	$(389,737)	$(55,754)
Stock-based compensation expense	—	—	543	—	—	543
Issuance of shares in connection with Equity Interest Payment Agreement	752,742	—	1,370	—	—	1,370
Restricted shares award issuance	303,549	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	643,456	—	815	—	—	815
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	348	—	348
Net loss	—	—	—	—	(5,564)	(5,564)
Balance at March 31, 2025	14,725,374	1	337,058	—	(395,301)	(58,242)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenidge Generation Holdings Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES FROM OPERATIONS:
Net loss	$(4,584)	$(5,564)
Adjustments to reconcile net loss from operations to net cash flow from operating activities:
Depreciation and amortization	2,661	3,131
Amortization of debt premium	—	(83)
Loss on sale of assets	62	137
Stock-based compensation expense	709	543
Revenues from digital assets production	(1,802)	(4,226)
Gain on settlement of related party liability	(37)	—
Loss on digital assets	1,621	988
Gain on insurance proceeds	—	(399)
Loss on liquidation of foreign subsidiary	—	348
Changes in operating assets and liabilities:
Accounts receivable	1,024	1,070
Emissions and carbon offset credits	(8,674)	2,376
Prepaids and other assets	184	556
Income tax receivable	394	—
Accounts payable	(50)	(262)
Accrued emissions	(2,521)	(1,502)
Accrued expenses	(729)	(707)
Contract liabilities	594	(2,339)
Related party payables	160	1,505
Other	(415)	(1,298)
Net cash flow used for operating activities	(11,403)	(5,726)
INVESTING ACTIVITIES FROM OPERATIONS:
Purchases of and deposits for property and equipment	(168)	(902)
Proceeds from sale of assets	25	706
Proceeds from insurance claim	—	399
Proceeds from sale of digital assets	—	1,783
Net cash flow (used for) provided by investing activities	(143)	1,986
FINANCING ACTIVITIES FROM OPERATIONS:
Net share settlement of equity awards	(139)	—
Repayments of debt	(836)	—
Net cash flow used for financing activities	(975)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(12,521)	(3,740)
CASH AND CASH EQUIVALENTS - beginning of year	19,572	8,619
CASH AND CASH EQUIVALENTS - end of period	$7,051	$4,879
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Greenidge Generation Holdings Inc., together with its subsidiaries (collectively, “Greenidge” or the “Company”), owns and operates a vertically integrated cryptocurrency datacenter and power generation company. The Company owns and operates a 106 megawatt (“MW”) power facility in Torrey, New York (the “New York Facility”) that is connected to the New York Independent System Operator (“NYISO”) power grid. In addition to the electricity used “behind-the-meter” by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. The Company also operates a facility under a lease in Underwood, North Dakota (the “North Dakota Facility”). The Company generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company, and through power and capacity sales to the NY power grid operator.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Greenidge management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles for complete financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the condensed consolidated financial statements of the Company in its 2025 Annual Report on Form 10-K.
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
The Company’s projected operating cash flows are not sufficient to meet the existing debt obligations, specifically the remaining $35.2 million aggregate principal amount of the Company’s 8.50% Senior Notes due in October 2026 (the “Senior Notes”), which mature on October 31, 2026 (see Note 5, “Debt”). The potential inability to meet this debt service obligation raises substantial doubt as to the Company’s ability to continue as a going business. As a result, the Company continues to explore a number of potential strategic alternatives with respect to the Company’s corporate or capital structure.
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
•On August 1, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) and certain ancillary agreements to sell certain assets comprising the Company’s plant in Columbus, Mississippi (the “Mississippi Facility”), other than the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, “Property and Equipment, Net").
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
On March 11, 2026, the Company commenced an exchange offer (as subsequently amended, the “Exchange Offer”) pursuant to which it offered to exchange up to $36.7 million in aggregate principal amount of its Senior Notes for New Notes. Under the Exchange Offer, holders could exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of the Company’s Class A common stock, for each $25.00 principal amount of Senior Notes exchanged. On April 10, 2026, the Company exchanged $1.4 million in aggregate principal amount of the Senior Notes for approximately $1.5 million in aggregate principal amount of the New Notes and issued 114,890 shares of the Company’s Class A common stock. Following the completion of the Exchange Offer, the Company had $35.2 million in aggregate principal amount of Senior Notes outstanding and $3.7 million in aggregate principal amount of New Notes outstanding. See Note 17, "Subsequent Events" for additional information.
The Company is considering various alternatives to address its obligations under the Senior Notes, including:
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
Given the uncertainty regarding the Company’s financial condition over the next 12 months from the date these financial statements were issued, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s condensed consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025.
There have been no material changes to the significant accounting policies for the three months ended March 31, 2026.
Recent Accounting Pronouncements, Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosures of certain costs and expenses specified in the updated guidance to provide enhanced transparency into aggregate amounts presented on the condensed consolidated statements of operations and comprehensive loss. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. This guidance becomes effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update remove references to software development stages and require entities to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The update permits entities to apply the guidance on a prospective transition approach, modified transition approach or retrospective transition approach. The update is effective for all entities for annual periods beginning December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company expects this guidance will have no impact to its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments in this guidance narrow the scope to exclude certain contracts from derivative accounting in Topic 815 and clarify the accounting for share-based noncash consideration from a customer in Topic 606. The amendments in this update are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company expects this guidance will have no impact to its condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. ASU 2025-11 clarifies interim disclosure requirements and the applicability of Topic 270. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. Either prospective or retrospective application to any or all periods presented is permitted when applying the amendments upon adoption. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.
Recent Accounting Pronouncements, Adopted
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted as an induced conversion. This guidance became effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption was permitted. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of ASU 2024-04 did not have an effect on the Company’s condensed consolidated financial statements.

3. ASSETS HELD FOR SALE

The Company owns a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space in Columbus, Mississippi. The Company is actively marketing the land and industrial warehouse space, which has a carrying value of $0.9 million and is presented as long-term assets held for sale as of March 31, 2026 and December 31, 2025. See Note 17, “Subsequent Events—Mississippi Warehouse Property Sale and Related Litigation."
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following at March 31, 2026 and December 31, 2025:

$ in thousands	Estimated Useful Lives	March 31, 2026	December 31, 2025
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	30,339	31,535
Miner facility infrastructure	10 years	10,869	10,810
Land	N/A	538	538
Equipment	5 years	45	45
Software	3 years	206	—
Construction in process	N/A	122	328
		43,641	44,778
Less: Accumulated depreciation and amortization		(30,527)	(29,084)
		$13,114	$15,694

Total depreciation and amortization expense was $2.7 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively.
Sale of Equipment

During the three months ended March 31, 2026, Greenidge sold miners with a carrying value of $0.09 million for proceeds of $0.03 million, resulting in a loss on the sale of assets of $0.06 million. During the three months ended March 31, 2025, Greenidge sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million, resulting in a loss on the sale of assets of $0.1 million.

5. DEBT
The following table provides information on the Company’s debt agreements as of March 31, 2026 and December 31, 2025:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	March 31, 2026	December 31, 2025
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$39,001	$39,780
Senior Unsecured Notes	July 2025/September 2025	June 2030	10.0%	2,280	3,249	3,306
Total Debt					42,250	43,086
Less: Current portion					(39,229)	(40,008)
Long-term debt, net of current portion					$3,021	$3,078
The Company incurred interest expense of $0.2 million and $2.9 million during the three months ended March 31, 2026 and 2025, respectively, detailed in the table below.
The following table details our interest expense related to the Senior Notes and the Equity Interest Payment Agreement (defined below):

	Three Months Ended March 31,
$ in thousands	2026	2025
Contractual interest expense on Senior Notes	$—	$1,431
Amortization of debt premium and issuance costs	—	(81)
Total interest expense on Senior Notes	—	1,350
Interest expense on Equity Interest Payment Agreement	160	1,505
Other interest expense	7	—
Total interest expense	$167	$2,855
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
From October 2024 through December 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,934,889 shares of Class A common stock and paid an aggregate of $2.9 million in cash in exchange for $14.5 million in aggregate principal amount of the Senior Notes. The Company did not enter into privately negotiated exchange agreements during the three months ended March 31, 2026.

During 2025, the Company completed a series of public tender/exchange offers, pursuant to which the Company repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and exchanged $5.0 million in aggregate principal amount of the Senior Notes for $2.3 million in aggregate principal amount of the New Notes. There was no tender/exchange offer activity during the three months ended March 31, 2026.
The Company concluded the privately negotiated exchanges and the public tender/exchange offers met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The adjusted carrying value of the Senior Notes and New Notes (collectively the “Notes”) exceeded the undiscounted cash flows of the Notes, and therefore, the Company wrote down the carrying value of the Notes to the undiscounted future cash flows of the Notes and began to recognize a gain on troubled debt restructuring. The Company did not recognize a gain on troubled debt restructuring during the three months ended March 31, 2026.
In December 2025, the Company paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of its Senior Notes in open market transactions. There were no repurchases in the open market during the three months ended March 31, 2026.
During the three months ended March 31, 2026, the Company made contractual interest payments of $0.8 million and $0.1 million on the Senior Notes and New Notes, respectively, which reduced the carrying value of the Notes.
As of March 31, 2026, the Company had $36.7 million and $2.3 million in aggregate principal amount and capitalized contractual interest payments, respectively, in connection with the Senior Notes outstanding and $2.3 million and $1.0 million in aggregate principal amount and capitalized contractual interest payments, respectively, in connection with the New Notes outstanding.
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
Minimum Future Principal Payments
Minimum future principal payments on debt at March 31, 2026 were as follows:

$ in thousands
Remainder of 2026	$36,664
2027	—
2028	—
2029	—
Thereafter	2,280
Total	$38,944
Fair Value Disclosure
The notional value and estimated fair value of the Company’s Senior Notes totaled $36.7 million and $28.6 million, respectively, at March 31, 2026 and $36.7 million and $27.1 million, respectively, at December 31, 2025. The notional value of the Senior Notes does not include contractual interest payments of $2.3 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the Senior Notes was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. The Company believes the notional value of the New Notes of $2.3 million and $2.3 million at March 31, 2026 and December 31, 2025, respectively, which does not include contractual interest payments of $1.0 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively, approximates its fair value.
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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(4,584)	$(5,564)
Denominator
Basic weighted average shares outstanding	15,955	13,938
Effect of dilutive securities	—	—
Diluted weighted average shares outstanding	15,955	13,938

Net loss per share:
Net loss per share, basic and diluted	$(0.29)	$(0.40)
For the three months ended March 31, 2026 and 2025, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

	Three Months Ended March 31,
Anti-dilutive securities	2026	2025
Restricted stock units	624	186
Common shares issuable upon exercise of stock options	291	478
Common shares issuable upon exercise of warrants	1,261	1,261
Total	2,176	1,925
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
The Company’s unvested RSA and RSU award activity for the three months ended March 31, 2026 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	526,486	$1.01
Granted	545,665	$1.30
Vested	(448,283)	$1.41
Unvested at March 31, 2026	623,868	$0.98
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2026, there was approximately $0.4 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.74 years.
Common Stock Options
The Company’s common stock options activity for the three months ended March 31, 2026 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	291,673	$16.46
Expired	(400)	$62.50
Outstanding at March 31, 2026	291,273	$16.39	6.80	$—
Exercisable as of March 31, 2026	251,690	$18.24	6.70	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At March 31, 2026, there was approximately $0.1 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.56 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.7 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
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
The effective tax rate for the three months ended March 31, 2026 and 2025 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter.
9. STOCKHOLDERS’ DEFICIT
Holders of the Company’s Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of March 31, 2026 were 13,495,756 and 2,733,394, respectively.
Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder upon written notice to the Company. Shares of Class B common stock will automatically convert to shares of Class A common stock upon a mandatory conversion event as defined in the second amended and restated certificate of incorporation dated September 6, 2022, including the occurrence of the applicable sunset provision, which is expected to occur on September 15, 2026.
Warrants
There was no activity for warrants issued by the Company during the three months ended March 31, 2026.
The following table summarizes information about warrants outstanding at March 31, 2026:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Debt Exchange Agreements
During the three months ended March 31, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 643,456 shares of the Company’s Class A common stock. The shares of the Company’s Class A common stock were issued with an aggregate fair value of $0.8 million in exchange for $1.8 million in aggregate principal amount of the Senior Notes. The Company did not enter into privately negotiated exchange agreements during the three months ended March 31, 2026.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the “Equity Interest Payment Agreement”), pursuant to which and as consideration for Atlas Holdings LLC’s, the Company’s controlling stockholder and a related party (collectively with its affiliates, “Atlas”), continued credit support with respect to the letters of credit mentioned in Note 12, “Related Party Transactions,” totaling $8.6 million, the Company is required to pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments will be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on The Nasdaq Global Select Market, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%.

In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit.
From the date of the Equity Interest Payment Agreement through the filing date of this report, the Company issued an aggregate of 1,272,104 shares of Class A common stock with an aggregate fair value of $1.8 million, of which 79,320 shares, with an aggregate fair value of $0.1 million, were issued during the three months ended March 31, 2026. The Company recognized a gain of $0.04 million.
on the settlement of related party liability during the three months ended March 31, 2026.
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

NYDIG Arbitration

On May 1, 2026, NY 1 Mining LLC f/k/a RIGS NY 1 LLC, an affiliate of NYDIG ABL LLC (“NY 1 Mining”), filed a demand for arbitration with the American Arbitration Association against Greenidge South Carolina LLC, a wholly owned subsidiary of the Company (“Greenidge South Carolina”), which serves as counterparty to the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”). The arbitration demand centers on a dispute regarding the interpretation of the NYDIG Hosting Agreement and a related order, including whether Greenidge South Carolina is required to pay NY 1 Mining a percentage of net profits from the sale of excess energy generated at the Company’s New York Facility during periods in which NY 1 Mining’s bitcoin mining machines were curtailed for unprofitability. NY 1 Mining alleges that Greenidge South Carolina breached the NYDIG Hosting Agreement and the related order by improperly excluding such curtailment periods when calculating amounts allegedly due to NY 1 Mining. NY 1 Mining asserts claims for breach of contract and declaratory judgment and seeks compensatory damages of approximately $1.2 million, with additional damages allegedly accruing monthly, as well as declaratory relief, attorneys’ fees, arbitration fees and costs, interest and such other relief as the arbitrator may deem appropriate. The Company disputes the allegations and intends to vigorously defend the matter. Based on the preliminary nature of this proceeding, the Company cannot reasonably estimate the likelihood of an unfavorable outcome to the Company or the magnitude of such outcome, if any.

Mississippi Warehouse Property Sale and Related Litigation

On April 27, 2026, Greenidge Mississippi LLC (“Greenidge Mississippi”), an affiliate of the Company, entered into a Commercial Purchase and Sale Agreement, as amended, with an unrelated third party, pursuant to which Greenidge Mississippi agreed to sell a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space located in Columbus, Mississippi for a purchase price of $1.08 million, subject to the terms and conditions set forth therein. The agreement provides for a $150,000 earnest money deposit and contemplates closing within 45 days after the effective date, subject to the satisfaction or waiver of the conditions set forth in the agreement.

On May 1, 2026, a prior prospective purchaser of the property filed a petition in the Chancery Court of Lowndes County, Mississippi against Greenidge Mississippi and the applicable broker. The petition alleges, among other things, that the prior prospective purchaser entered into a prior contract with Greenidge Mississippi for the purchase of the property and that Greenidge Mississippi is attempting to market, sell or otherwise transfer the property to another purchaser. The petition seeks temporary, preliminary and permanent injunctive relief to restrain Greenidge Mississippi and related parties from selling, conveying, transferring, encumbering or otherwise disposing of the property to any person or entity other than the prior prospective purchaser, as well as related equitable relief.

On or about May 8, 2026, the prior prospective purchaser filed an amended notice of lis pendens in Lowndes County, Mississippi relating to the property. The amended notice of lis pendens states that the pending action may affect title to the property and identifies the property as the real property at issue in the litigation.

The Company disputes the allegations and intends to vigorously defend the matter. Based on the preliminary nature of this proceeding, the Company cannot reasonably estimate the likelihood of an unfavorable outcome to the Company or the magnitude of such outcome, if any.

Environmental Liabilities

The Company has a coal combustion residual (“CCR”) liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of March 31, 2026 and December 31, 2025. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. On October 1, 2025, the Company provided a beneficial use demonstration to support a two-year extension of the deadline to initiate closure. With this two-year extension, the deadline for Greenidge to either initiate closure of the onsite CCR surface impoundment (C-Pond) or to demonstrate the need for an additional two-year extension under 40 C.F.R. § 257.102(e)(2)(ii) will be October 10, 2027. Further economic and viability analysis is required in order to initiate a material change to the closure plan. The Company has continued to estimate the liability using the prior closure and disposal assumptions as further analysis required to support the beneficial use assumptions is not yet available. The Company intends to use the two year closure extension to perform this analysis and therefore has updated its closure timeline assumptions to reflect this longer time frame to complete the closure work.

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

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations (“ASC 410-30”), the Company has recorded an environmental liability of $13.7 million as of March 31, 2026 and December 31, 2025. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environment liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%. The Company deposited an additional $0.4 million into a trust during the first quarter of 2026 in connection with the environmental liabilities, which is presented in other long-term assets in the condensed consolidated balance sheet. As of March 31, 2026, there was $1.8 million held in the trust.

Commitments
The Company entered into a contract with Empire Pipeline Incorporated (“Empire”) in September 2020, which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the three months ended March 31, 2026, the Company recognized $0.9 million of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization) in the condensed consolidated statements of operations and comprehensive loss. There was $1.0 million variable lease cost in connection with the capacity lease agreement during the three months ended March 31, 2025.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a ROU asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement of such operating lease in August 2024.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 2% and 30% of the Company’s revenue during the three months ended March 31, 2026 and 2025, respectively. The single hosting customer has the option to terminate the hosting agreement with 6 months’ notice.
For the Company’s self-mining operations, the Company considers its mining pool operators to be its customers. The Company has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Greenidge the option to change pool operators at any time. Revenue from the Company’s pool operator customers accounted for approximately 2% and 7% of total revenue for the three months ended March 31, 2026 and 22% and 0% of total revenue for the three months ended March 31, 2025.
The Company has one major power customer, NYISO, that accounted for 90% and 48% of its revenue for the three months ended March 31, 2026 and 2025, respectively.
The Company has one natural gas vendor that accounted for approximately 60% and 56% of cost of revenue for the three months ended March 31, 2026 and 2025, respectively.

12. RELATED PARTY TRANSACTIONS
As of March 31, 2026, Atlas controlled 68.8% of the voting power of the Company’s outstanding capital stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq’s corporate governance standards.

Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at March 31, 2026 and December 31, 2025, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, “Commitments and Contingencies” for further details.

Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at March 31, 2026 and December 31, 2025, payable to Empire in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
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
Equity Interest Payment Agreement
The Company entered into the Equity Interest Payment Agreement, pursuant to which and as consideration for Atlas’s, the Company’s controlling stockholder and a related party, continued credit support with respect to the letters of credit described in Note 9, Stockholders’ Deficit. The Company recognized interest expense of $0.2 million during the three months ended March 31, 2026 in connection with the Equity Interest Payment Agreement.
Electrical Equipment Purchase
In February 2026, following an electrical switchgear malfunction at the New York Facility that occurred in November 2025, the Company entered into a used equipment purchase agreement for replacement electrical equipment with GSP Merrimack LLC, an affiliate of Atlas, the Company’s controlling stockholder and a related party, for an aggregate purchase price of approximately $0.8 million.
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of the Company, which are fully reimbursed by the Company. The Company did not reimburse Atlas or its affiliates for any such costs during the three months ended March 31, 2026.

13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, the Company receives payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the condensed consolidated balance sheets.
Changes in the contract liability balance for the three months ended March 31, 2026 were as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2025	$2,320
Revenue recognized	(366)
Deposits received	960
Balance as of March 31, 2026	$2,914
The increase in contract liabilities during the three months ended March 31, 2026 is due to prepayments received from the Company’s hosting customer in excess of revenue earned during this period. The decrease in hosting revenue resulted from increased curtailment of the aging hosted miner fleet amid unfavorable hosting economics.
Prepaid expenses and other current assets
The following table provides additional details of prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025:

$ in thousands	March 31, 2026	December 31, 2025
Prepaid insurance	$620	$956
Other	738	586
Total	$1,358	$1,542
Other long-term assets
The following table provides additional details of other long-term assets as of March 31, 2026 and December 31, 2025:

$ in thousands	March 31, 2026	December 31, 2025
Restricted investments - environmental trust	$1,757	$1,341
Security deposit	351	351
Other	456	464
Other long-term assets	$2,564	$2,156

Greenidge had the following non-cash investing and financing activities:

	Three Months Ended March 31,
$ in thousands	2026	2025
Property and equipment purchases in accounts payable	$34	$34
Common stock issued in exchange for reduction in debt	$—	$815
Shares issued to settle extension fees and accrued interest for stand-by letters of credit	$127	$1,370
The following table provides supplemental cash flow information for cash paid for interest:

	Three Months Ended March 31,
$ in thousands	2026	2025
Cash paid for interest	$844	$1,434

14. DIGITAL ASSETS
The following table presents the Company’s bitcoin holdings as of March 31, 2026 and December 31, 2025 (in thousands, except bitcoin held):

Digital assets holdings	March 31, 2026	December 31, 2025
Number of bitcoin held	97.6	74.0
Carrying basis of bitcoin	$9,843	$8,042
Fair Value of bitcoin	$6,658	$6,477
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of the Company’s digital assets (in thousands):

Digital assets:	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning balance at fair value	$6,477	$6,950
Additions	1,802	4,226
Dispositions	—	(1,783)
Loss on digital assets	(1,621)	(988)
Ending balance	$6,658	$8,405
All additions of digital assets were the result of bitcoin generated by the Company’s cryptocurrency mining operations. All dispositions of digital assets were the result of sales on the open market to fund Company operations.
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of March 31, 2026, the Company held no other digital assets.

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
As of March 31, 2026 and December 31, 2025, the carrying amount of accounts receivable, prepaid expenses and other assets, emissions and carbon offset credits, accounts payable, accrued expenses, accrued emissions expense, current portion of long-term debt, and other short-term liabilities approximated their fair value due to their relatively short maturities. The carrying amount of long-term debt, net of current portion, approximates its fair value due to the fact that the interest rates on these obligations are consistent with prevailing market rates for instruments with similar credit risk and maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,477	$—	$—	$6,477

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,658	$—	$—	$6,658
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
There were no impairment charges for the three months ended March 31, 2026 and March 31, 2025.

16. SEGMENT REPORTING

The Company has one reportable segment. The Datacenter Operations segment primarily derives revenue through datacenter hosting, cryptocurrency self-mining, and power and capacity sales. The Company’s chief operating decision maker is collectively the Chief Executive Officer and the President. They assess the performance of the segment and decide how to allocate resources based on segment gross profit and net income. The metrics are used to evaluate the investment in the expansion of new datacenters or other uses such as the continued deleveraging of the Company. Gross profit and net income are used to monitor budget versus actual results.

	Three Months Ended March 31,
$ in thousands	2026	2025
Segment revenue	$20,834	$19,242
Less:
Natural gas expense	10,406	8,817
Electricity for mining expense	782	1,245
Emissions expense	1,968	2,465
Hosting fee expense	137	148
Other cost of revenue (a)	3,835	2,323
Segment gross profit	$3,706	$4,244
Selling, general and administrative	3,913	2,776
Depreciation and amortization	2,661	3,131
Loss on digital assets	1,621	988
Loss on sale of assets	62	137
Gain on insurance proceeds	—	(399)
Interest expense, net	167	2,855
Gain on settlement of related party liability	(37)	—
Loss on liquidation of subsidiary	—	348
Other income, net	(97)	(18)
Benefit from income taxes	—	(10)
Segment net loss	$(4,584)	$(5,564)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses

17. SUBSEQUENT EVENTS
Equity Interest Payment
On April 9, 2026, the Company issued an aggregate of 114,865 shares of the Company’s Class A common stock to settle the interest payment obligation for the first quarter of 2026 in the amount of $0.2 million in connection with the Equity Interest Payment Agreement, a related party transaction approved by the Company’s Board of Directors.
Exchange Offer
On April 9, 2026, the Company announced the expiration and final results of the Exchange Offer, pursuant to which holders could exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of the Company’s Class A common stock, for each $25.00 principal amount of Senior Notes exchanged. Pursuant to the Exchange Offer, the Company exchanged $1.4 million in aggregate principal amount of the Senior Notes for approximately $1.5 million in aggregate principal amount of the New Notes and issued 114,890 shares of the Company’s Class A common stock. Following the completion of the Exchange Offer, the Company had $35.2 million in aggregate principal amount of Senior Notes outstanding and $3.7 million in aggregate principal amount of New Notes outstanding.

NYDIG Arbitration
On May 1, 2026, NY 1 Mining filed a demand for arbitration with the American Arbitration Association against Greenidge South Carolina, a wholly owned subsidiary of the Company. The arbitration demand centers on a dispute regarding the interpretation of the NYDIG Hosting Agreement and a related order, including whether Greenidge South Carolina is required to pay NY 1 Mining a percentage of net profits from the sale of excess energy generated at the Company’s New York Facility during periods in which NY 1 Mining’s bitcoin mining machines were curtailed for unprofitability. NY 1 Mining alleges that Greenidge South Carolina breached the NYDIG Hosting Agreement and the related order by improperly excluding such curtailment periods when calculating amounts allegedly due to NY 1 Mining. NY 1 Mining asserts claims for breach of contract and declaratory judgment and seeks compensatory damages of approximately $1.2 million, with additional damages allegedly accruing monthly, as well as declaratory relief, attorneys’ fees, arbitration fees and costs, interest and such other relief as the arbitrator may deem appropriate. The Company disputes the allegations and intends to vigorously defend the matter. Based on the preliminary nature of this proceeding, the Company cannot reasonably predict the outcome of this matter at this time.

Mississippi Warehouse Property Sale and Related Litigation

On April 27, 2026, Greenidge Mississippi entered into a Commercial Purchase and Sale Agreement, as amended, with an unrelated third party, pursuant to which Greenidge Mississippi agreed to sell a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space located in Columbus, Mississippi for a purchase price of $1.1 million, subject to the terms and conditions set forth therein. The agreement provides for a $150,000 earnest money deposit and contemplates closing within 45 days after the effective date, subject to the satisfaction or waiver of the conditions set forth in the agreement.

On May 1, 2026, a prior prospective purchaser of the property filed a petition in the Chancery Court of Lowndes County, Mississippi against Greenidge Mississippi and the applicable broker. The petition alleges, among other things, that the prior prospective purchaser entered into a prior contract with Greenidge Mississippi for the purchase of the property and that Greenidge Mississippi is attempting to market, sell or otherwise transfer the property to another purchaser. The petition seeks temporary, preliminary and permanent injunctive relief to restrain Greenidge Mississippi and related parties from selling, conveying, transferring, encumbering or otherwise disposing of the property to any person or entity other than the prior prospective purchaser, as well as related equitable relief.

On or about May 8, 2026, the prior prospective purchaser filed an amended notice of lis pendens in Lowndes County, Mississippi relating to the property. The amended notice of lis pendens states that the pending action may affect title to the property and identifies the property as the real property at issue in the litigation.

The Company disputes the allegations and intends to vigorously defend the matter. Based on the preliminary nature of this proceeding, the Company cannot reasonably predict the outcome of this matter at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Greenidge Generation Holdings Inc., together with its consolidated subsidiaries (“Greenidge” or the “Company”), for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three months ended March 31, 2026 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Greenidge’s Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Greenidge,“ “the Company,” “we,” “us” and “our” refer to Greenidge Generation Holdings Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
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
We own and operate a vertically integrated cryptocurrency datacenter and power generation facility in Torrey, New York (the “New York Facility”), which includes a natural gas power generation plant with approximately 106 megawatt (“MW”) of nameplate capacity. We also own a 34-acre greenfield site in Columbus, Mississippi, which we expect will provide access to 40 MW of datacenter capacity by the first quarter of 2027. Additionally, we have 7.5 MW of self-mining capacity in North Dakota (the “North Dakota Facility”) through a five-year lease which provides us with energy access to support our cryptocurrency mining operations. We operated 7 MW of self-mining capacity at a facility in Mississippi prior to the sale of such facility on September 16, 2025.
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
Our datacenter operations consist of approximately 23,500 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, are associated with our datacenter hosting and 6,500 miners, or 1 EH/s, are associated with our cryptocurrency mining.
Recent Developments
Highlights from the three months ended March 31, 2026 and subsequent events through the date of this filing:
•We received a proposed interconnection agreement from the New York State Electric & Gas Corporation with respect to the previously announced 60 MW of non-curtailable power at the New York Facility, advancing our AI/HPC datacenter development plans. In addition, we submitted a request to the Tennessee Valley Authority for an additional 250 MW of power capacity at our Mississippi greenfield site, which would supplement the 40 MW load that we anticipated being energized in the first quarter of 2027.
•We engaged advisors to assist with the marketing and development of the New York Facility and the Mississippi greenfield site in connection with our transition toward AI/HPC datacenter operations, including the preparation of detailed site plan designs, and continued discussions with multiple parties regarding potential joint ventures, strategic partnerships and other potential transactions involving the Mississippi greenfield site, including a possible sale thereof.
•We have extinguished approximately 48.8% of the original $72,200,000 aggregate principal amount of our 8.50% Senior Notes due October 2026 (the “Senior Notes”), totaling $36,972,250 in principal amount (or 1,478,890 Senior Notes, each with a $25 principal value), for either cash or shares of our Class A common stock, in the aggregate, from October 24, 2024 through the date of this filing. On April 10, 2026, pursuant to our exchange offer to issue our 10.00% Senior Notes due 2030 (each with a $11 principal value) (collectively, the “New Notes”) plus two shares of our Class A common stock in exchange for the Senior Notes (such transaction, the “Exchange Offer”), we exchanged $1.4 million in aggregate principal amount of the Senior Notes for approximately $1.5 million in aggregate principal amount of the New Notes plus 114,890 shares of our Class A common stock. Following the completion of the Exchange Offer, we had $35.2 million in aggregate principal amount of Senior Notes outstanding and $3.7 million in aggregate principal amount of New Notes outstanding. See Note 5, “Debt,” Note 9, “Stockholders’ Deficit,” and Note 17, “Subsequent Events — Exchange Offer,” in the notes to our unaudited condensed consolidated financial statements for further information.
•During the three months ended March 31, 2026, we did not issue any shares of our Class A common stock under the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC (See Note 9, “Stockholders’ Deficit - Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC”). As of the filing date of this report, we do not plan to sell any shares of our Class A common stock pursuant to the Common Stock Purchase Agreement; however, there can be no assurance that we will not do so at, above or below prevailing market prices for our shares of Class A common stock as of the date of filing.

Results from Operations - Three Months Ended March 31, 2026
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended March 31, 2026 versus the three months ended March 31, 2025, unless otherwise specified.

	Three Months Ended March 31,		Variance
	2026	2025	$	%
REVENUE:
Datacenter hosting	$366	$5,829	$(5,463)	(94)%
Cryptocurrency mining	1,802	4,226	(2,424)	(57)%
Power and capacity	18,666	9,187	9,479	103%
Total revenue	20,834	19,242	1,592	8%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation and amortization)	17,128	14,998	2,130	14%
Selling, general and administrative	3,913	2,776	1,137	41%
Depreciation and amortization	2,661	3,131	(470)	(15)%
Loss on digital assets	1,621	988	633	64%
Loss on sale of assets	62	137	(75)	(55)%
Gain on insurance proceeds	—	(399)	399	(100)%
Total operating costs and expenses	25,385	21,631	3,754	17%
Operating loss	(4,551)	(2,389)	(2,162)	90%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(167)	(2,855)	2,688	(94)%
Loss on liquidation of subsidiary	—	(348)	348	(100)%
Gain on settlement of related party liability	37	—	37	N/A
Other income, net	97	18	79	439%
Total other income (expense), net	(33)	(3,185)	3,152	(99)%
Loss from operations before income taxes	(4,584)	(5,574)	990	(18)%
Benefit from income taxes	—	(10)	10	(100)%
Net loss	$(4,584)	$(5,564)	$980	(18)%

Other Financial Data (a)
EBITDA	$(1,756)	$412	$(2,168)	(526)%
as a percent of revenues	(8.4)%	2.1%
Adjusted EBITDA	$(1,022)	$1,041	$(2,063)	(198)%
as a percent of revenues	(4.9)%	5.4%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Key Metrics
The following table provides a summary of key metrics related to the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2026	2025	$	%
Revenue
Datacenter hosting	$366	$5,829	$(5,463)	(94)%
Cryptocurrency mining	1,802	4,226	(2,424)	(57)%
Power and capacity	18,666	9,187	9,479	103%
Total revenue	$20,834	$19,242	$1,592	8%
Components of revenue as % of total
Datacenter hosting	1%	30%
Cryptocurrency mining	9%	22%
Power and capacity	90%	48%
Total revenue	100%	100%
MWh
Datacenter hosting	8,063	84,619	(76,556)	(90)%
Cryptocurrency mining	38,547	42,222	(3,675)	(9)%
Power and capacity	130,641	77,891	52,750	68%
Revenue per MWh
Datacenter hosting	$45	$69	$(24)	(35)%
Cryptocurrency mining	$47	$100	$(53)	(53)%
Power and capacity	$143	$118	$25	21%
Cost of revenue (exclusive of depreciation and amortization)
Datacenter hosting	$880	$6,191	$(5,311)	(86)%
Cryptocurrency mining	$3,242	$3,082	$160	5%
Power and capacity	$13,006	$5,725	$7,281	127%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Datacenter hosting	$109	$73	$36	49%
Cryptocurrency mining	$84	$73	$11	15%
Power and capacity	$100	$74	$26	35%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	4	67	(63)	(94)%
Cryptocurrency mining	24	45	(21)	(47)%
Total bitcoins produced	28	112	(84)	(75)%

Average bitcoin price	$76,721	$93,516	$(16,795)	(18)%
Average active hash rate (EH/s) Company-owned miners	598,220	886,170	(287,950)	(32)%
Average active hash rate (EH/s) Hosted miners	103,600	1,292,501	(1,188,901)	(92)%
Average difficulty	140.8 T	111.1 T	29.7 T	27%

Revenue

During the three months ended March 31, 2026 we increased power and capacity utilization, as measured in megawatt-hours (“MWhs”), due to favorable power and capacity economics, while reducing MWhs dedicated to datacenter hosting services and cryptocurrency mining. At March 31, 2026, our datacenter operations consisted of approximately 23,500 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, were associated with our datacenter hosting and 6,500 miners, or 1 EH/s, were associated with our cryptocurrency mining.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by us. Our cryptocurrency mining revenue decreased by $2.4 million, or 57%, to $1.8 million.

We estimate that approximately 37% of the decrease was attributable to a 27% increase in the global bitcoin mining difficulty factor, combined with an 18% decrease in the average price of Bitcoin. Approximately 21% of the overall decrease was attributable to a 32% decrease in self-mining hashrate due our strategic decision to allocate additional power generation capacity and MWhs to power sales, as power market economics were more favorable than cryptocurrency mining in the first quarter of 2026. Bitcoin mining difficulty was 27% higher compared to the prior year due to increases in the difficulty index associated with the complexity of the algorithmic solution required to create a block and receive a bitcoin award, and the average bitcoin price was 18% lower than the prior year.

At March 31, 2026, the miners associated with our cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	400
Bitmain S19 Pro	200
Bitmain S19j Pro	100
Bitmain S19 XP	4,300
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
6,500

As of March 31, 2026, our fleet of miners ranged in age from 1 to 4.6 years and had an average age of approximately 2.5 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of March 31, 2026, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 20.8 J/TH.

The table below presents the average cost of mining each bitcoin for the three months ended March 31, 2026 and 2025:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cost to mine one bitcoin(1)	$135,083	$68,489
Value of each bitcoin mined(2)	$75,083	$93,911
Cost to mine one bitcoin as % of value of bitcoin mined	179.9%	72.9%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $0.4 million for the three months ended March 31, 2026 and $5.8 million for the three months ended March 31, 2025. This decrease of $5.5 million was due to a 27% increase in average difficulty and a 90% decrease in hosting MWhs, as well as an 18% decrease in the average price of bitcoin. We managed approximately 0.1 EH/s of average active hash rate in our hosting services, which produced approximately 4 bitcoins. The decrease in hosting MWhs resulted from increased curtailment of the hosted miner fleet, which consisted largely of older-generation miners, as hosting economics became less favorable during the period.
Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator (“NYISO”). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power; (2) capacity revenue for committing to sell power to the NYISO when dispatched; and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue increased by $9.5 million, or 103%, to $18.7 million during the three months ended March 31, 2026. We estimate that higher power and capacity sales volume due to increased demand and higher average power and capacity prices caused revenue increases of approximately 68% and 35%, respectively.
Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended March 31,		Variance
$ in thousands	2026	2025	$	%
Datacenter hosting	$880	$6,191	$(5,311)	(86)%
Cryptocurrency mining	3,242	3,082	160	5%
Power and capacity	13,006	5,725	7,281	127%
Total cost of revenue (exclusive of depreciation and amortization)	$17,128	$14,998	$2,130	14%
As a percentage of total revenue	82.2%	77.9%
Total cost of revenue, exclusive of depreciation and amortization, increased by $2.1 million, or 14%, to $17.1 million during the three months ended March 31, 2026, compared to the prior-year period. We estimate that the increase was driven primarily by approximately 12% attributable to higher natural gas costs and approximately 10% attributable to increased plant repairs and maintenance, including switchgear replacement for equipment damaged in a fire in November 2025. These increases were partially offset by approximately 3% attributable to a decrease in electricity expenses, reflecting the cessation of cryptocurrency mining activities in Mississippi in the first quarter of 2026, approximately 3% attributable to a decrease in emissions pricing, and approximately 3% attributable to decreases in other cost of sales.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.1 million, or 41%, to $3.9 million for the three months ended March 31, 2026, compared to the prior-year period. The main drivers of the increase in selling, general and administrative expenses were:
•An increase of approximately $0.4 in payroll and benefits expense and $0.2 million in stock-based compensation expense in the first quarter of 2026, compared to the prior-year period, as a result of increases in discretionary incentive compensation; and

•An increase of approximately $0.4 million in professional fees, consisting of a $0.2 million increase in audit fees primarily due to timing, a $0.1 million increase in legal costs in connection with administrative proceeds regarding the Title V Air Permit, and a $0.1 million increase in other professional fees.
Depreciation and amortization
Depreciation and amortization expense decreased by $0.5 million, or 15%, to $2.7 million for the three months ended March 31, 2026, compared to the prior-year period, due to a lower depreciable asset base at the end of the period.
Loss on digital assets
We recognized an unrealized loss on digital assets of $1.6 million for the three months ended March 31, 2026 as a result of a decrease in the closing price of bitcoin during the quarter. We recognized a loss on digital assets of $1.0 million for the three months ended March 31, 2025, which consisted of a $1.2 million unrealized loss on bitcoin held in treasury, partially offset by a $0.2 million realized gain on sale of bitcoin during the quarter.
Loss on sale of assets
We recognized a loss on the sale of assets of $0.06 million for the three months ended March 31, 2026 as a result of selling miners and other long-lived assets during the quarter. We recognized a loss of $0.14 million on the sale of assets during the three months ended March 31, 2025.
Operating loss
As a result of the factors described above, we reported operating loss for the three months ended March 31, 2026 of $4.6 million, compared to an operating loss of $2.4 million in the three months ended March 31, 2025.
Total other income (expense), net
During the three months ended March 31, 2026, total other expense, net, decreased by $3.2 million, or 99%, to $— million, primarily due to a decrease of approximately $2.7 million in interest expense on long-term debt as a result of troubled debt restructuring, as well as a decrease of $0.3 million due to the loss in connection with the liquidation of our former foreign subsidiary in the first quarter of 2025.
Benefit from income taxes
Our effective tax rate for the three months ended March 31, 2026 and 2025 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss
As a result of the factors described above, we recognized a net loss of $4.6 million for the three months ended March 31, 2026, compared to a net loss of $5.6 million for the three months ended March 31, 2025.

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliations of Net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business. The reported amounts in the table below are from our unaudited condensed consolidated statements of operations and comprehensive loss in our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Adjusted Free Cash Flow
"Adjusted Free Cash Flow” is defined as net cash flow provided by (used for) operating activities less purchases of and deposits for property and equipment, which is then adjusted to add revenue from digital assets production and remove proceeds from the sale of digital assets already included in operating activities. Digital assets (i.e., bitcoin) generated from mining are treated as an adjustment to reconcile net income (loss) to cash used in operating activities in the GAAP financial statements. This Adjusted Free Cash Flow measure approximates our cash flow as if such digital assets, which are highly liquid, continued to be liquidated at the time of receipt, and presented within operating activities, instead of being presented within investing activities as a result of our bitcoin retention strategy. Adjusted Free Cash Flow is not intended to be a measure of residual cash available for management’s discretionary use since it omits significant sources and uses of cash flow, including, without limitation, mandatory debt repayments and realized and unrealized gains (losses) on digital assets.
Total Debt and Net Debt
“Total Debt” differs from the GAAP measure of total long-term debt as it represents the aggregate outstanding principal indebtedness under our 8.50% Senior Notes due 2026 and 10.00% Senior Notes due 2030, excluding adjustments for unamortized discounts, premiums, and issuance costs that are netted against the principal under GAAP to arrive at the carrying value. “Net Debt” is defined as Total Debt less cash and cash equivalents (including restricted cash) and digital assets. The most directly comparable GAAP financial measure to Total Debt and Net Debt is total long-term debt (including the current portion), which is reported at amortized cost on our condensed consolidated balance sheet in accordance with U.S. GAAP (ASC 470-60).

	Three Months Ended March 31,		Variance
	2026	2025	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(4,584)	$(5,564)	$980	(18)%
Benefit from income taxes	—	(10)	10	(100)%
Interest expense, net	167	2,855	(2,688)	(94)%
Depreciation and amortization	2,661	3,131	(470)	(15)%
EBITDA	(1,756)	412	(2,168)	(526)%
Stock-based compensation	709	543	166	31%
Loss on sale of assets	62	137	(75)	(55)%
Gain on insurance proceeds	—	(399)	399	(100)%
Loss on liquidation of subsidiary	—	348	(348)	(100)%
Gain on settlement of related party liability	(37)	—	(37)	N/A
Adjusted EBITDA	$(1,022)	$1,041	$(2,063)	(198)%

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Adjusted Free Cash Flow
Net cash flow used for operating activities	$(11,403)	$(5,726)	$(5,677)	99%
Revenues from digital assets production	1,802	4,226	(2,424)	(57)%
Purchases of and deposits for property and equipment	(168)	(902)	734	(81)%
Adjusted Free Cash Flow	$(9,769)	$(2,402)	$(7,367)	307%

	As of March 31,	As of December 31,	Variance
	2026	2025	$	%
Net Debt
8.50% Senior Notes due 2026	$36,664	$36,664	$—	—%
10.0% Senior Notes due 2030	2,280	2,280	—	—%
Total Debt	38,944	38,944	—	—%
Less:
Cash and cash equivalents	(7,051)	(19,572)	12,521	(64)%
Digital assets	(6,658)	(6,477)	(181)	3%
Net Debt	$25,235	$12,895	$12,340	96%
Revenue per MWh for datacenter hosting, cryptocurrency mining and power and capacity are used by management to consider the extent to which we may generate electricity to either produce cryptocurrency or sell power to the New York wholesale power market. Cost of revenue (excluding depreciation and amortization) per MWh represents a measure of the cost of natural gas, emissions credits, payroll and benefits and other direct production costs associated with the MWhs produced to generate the respective revenue category for each MWh utilized. Depreciation and amortization expense is excluded from the cost of revenue (exclusive of depreciation and amortization) per MWh metric; therefore, not all cost of revenues for datacenter hosting, cryptocurrency mining and power and capacity are fully reflected. To the extent any other cryptocurrency datacenters are public or may go public, the cost of revenue (exclusive of depreciation and amortization) per MWh metric may not be comparable because some competitors may include depreciation and amortization in their cost of revenue figures.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $7.1 million and digital assets of $6.7 million. To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs.
Management has taken certain actions since 2022 to improve our liquidity, including, among other things, the sale of assets, the proceeds of which were used to extinguish $80.3 million of long-term debt, and significant restructuring activities to materially reduce selling, general and administrative expenses. In addition to these actions taken in prior years, we completed the following transactions in 2025 to continue to improve our liquidity position:
•On December 11, 2025, we completed the sale of the 152-acre property we owned in Spartanburg, South Carolina and an assignment of our rights to 60 MW of electrical services (the “Initial Load”), which is expected to be made available to the property by September 2026, to an affiliate of The Lightstone Group and Lighthouse Datacenters for $18.0 million in cash paid at closing and the right to receive up to $18.0 million in additional future contingent payments. Any future contingent payments are payable at $180,000 per MW of power capacity made available to the property before December 31, 2030, to the extent such capacity exceeds the Initial Load. We recognized a gain on the sale of $10.5 million and have not recognized any consideration related to the additional future contingent payments as they are not realizable as of December 31, 2025.
•On August 1, 2025, we entered into an Asset Purchase Agreement and certain ancillary agreements to sell certain assets our plant in Columbus, Mississippi, other than the adjoining 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space, for $4.2 million in cash, which closed on September 16, 2025 (see Note 4, “Property and Equipment, Net”).
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
On March 11, 2026, we commenced an exchange offer (as subsequently amended, the “Exchange Offer”) pursuant to which we offered to exchange up to $36.7 million in aggregate principal amount of the Senior Notes for New Notes. Under the Exchange Offer, holders could exchange $25.00 principal amount of Senior Notes for $25.00 principal amount of New Notes, together with two shares of our Class A common stock, for each $25.00 principal amount of Senior Notes exchanged. On April 10, 2026, we exchanged $1.4 million in aggregate principal amount of the Senior Notes for approximately $1.5 million in aggregate principal amount of the New Notes and issued 114,890 shares of our Class A common stock. Following the completion of the Exchange Offer, we had $35.2 million in aggregate principal amount of Senior Notes outstanding and $3.7 million in aggregate principal amount of New Notes outstanding. See Note 17, "Subsequent Events" for additional information.
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
Given the uncertainty regarding our financial condition over the next 12 months from the date the condensed consolidated financial statements contained in this Quarterly Report were issued, we have concluded that there is substantial doubt about our ability to continue as a going concern for a reasonable period of time.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at March 31, 2026, and the years in which these obligations are due:

$ in thousands	Total	2026	2027-2028	2029-2030	Thereafter
Debt payments	$42,250	$39,172	$456	$2,622	$—
Leases	126	28	78	20	—
Self-mining capacity obligation	11,541	2,896	7,697	948	—
Environmental obligations	31,032	—	9,311	13,425	8,296
Natural gas transportation	8,532	1,422	3,792	3,318	—
Total	$93,481	$43,518	$21,334	$20,333	$8,296
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
Summary of Cash Flow
The following table provides information about our net cash flow for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
$ in thousands	2026	2025
Net cash flow used for operating activities	$(11,403)	$(5,726)
Net cash flow (used for) provided by investing activities	(143)	1,986
Net cash flow used for financing activities	(975)	—
Net change in cash and cash equivalents	(12,521)	(3,740)
Cash and cash equivalents at beginning of year	19,572	8,619
Cash and cash equivalents at end of period	$7,051	$4,879

Operating Activities
Net cash used for operating activities was $11.4 million for the three months ended March 31, 2026, compared to net cash used of $5.7 million for the three months ended March 31, 2025. The variance in the operating cash flow during the first three months of 2026 as compared to 2025 was driven primarily by an increase in the purchase of additional Regional Greenhouse Gas Initiative (“RGGI”) credits during the three months ended March 31, 2026 to reduce the net liability related to the three-year control period ending December 31, 2026. This was partially offset by a decrease in net loss as compared to the prior period and changes in non-cash adjustments, including stock-based compensation, loss on digital assets due to fluctuations in the price of bitcoin and revenues from digital assets production due to more profitable power and capacity operations.
Investing Activities
Net cash used for investing activities was $0.1 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $2.0 million for the three months ended March 31, 2025. The variance was primarily driven by the sale of bitcoin coin of $1.8 million in the prior period, a decrease in proceeds from the sale of long-lived assets of $0.7 million, insurance proceeds received of $0.4 million in the prior period on miners damaged as a result of a severe weather event and a decrease in purchase of and deposits for property and equipment of $0.7 million.
Financing Activities
There was $1.0 million net cash used for financing activities for the three months ended March 31, 2026, compared to $0.0 million used for financing activities for the three months ended March 31, 2025. The variance was a result of making contractual interest payments on long-term debt and the payment of payroll taxes on net settled equity awards during the current period and not engaging in any financing activities during the three months ended March 31, 2025.
Financing Arrangements
See Note 5, “Debt,” and Note 9, “Stockholders’ Deficit” in the notes to our unaudited condensed consolidated financial statements for details regarding our financing arrangements for further details regarding our financing arrangements.
Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with our environmental obligations. There were no adjustments to the environmental liabilities for the three months ended March 31, 2026. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. As described in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 herein, there have been no material changes to our significant accounting policies for the three months ended March 31, 2026.
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
We will remain an “emerging growth company” for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021 (or September 15, 2026), or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.235 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Class A common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Consequently, we will be required to provide the additional disclosures from which we are currently exempt beginning in 2027.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, other than as described below. For information on legal proceedings, refer to Note 10, “Commitments and Contingencies—Legal Matters,” including, without limitation, the subsection titled “Title V Air Permit Renewal Litigation and Stipulation of Settlement,” in our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As of March 31, 2026, prior to the completion of our Exchange Offer, we had $36.7 million of the Senior Notes and $2.3 million of the New Notes outstanding, all of which was unsecured. In connection with the Exchange Offer completed in the second quarter of 2026, we issued New Notes in an aggregate principal amount of approximately $1.5 million, all of which is also unsecured. Following the completion of the Exchange Offer, we had $35.2 million in aggregate principal amount of Senior Notes outstanding and $3.7 million in aggregate principal amount of New Notes outstanding. Given our current financial condition and liquidity position, we may not have sufficient resources to repay the Senior Notes, in whole or in part, upon their maturity on October 31, 2026, and our ability to earlier redeem or repurchase the Senior Notes, is uncertain. The indentures for the Senior Notes and the New Notes do not limit the amount of indebtedness that we or our subsidiaries may issue. As a result, we and our subsidiaries may be able to incur significant additional indebtedness, which would increase the risks associated with our debt obligations and could impair our ability to meet the repayment obligations under both the Senior Notes and the New Notes. If we incur any additional debt that is secured, the holders of that debt will be entitled to share in the proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution, or other winding-up of the applicable obligor prior to applying any such proceeds to the Senior Notes and the New Notes.

An active trading market for our New Notes may not develop or be sustained, which could limit the market price of the New Notes or noteholders’ ability to sell them.

On April 10, 2026, we issued approximately $1.5 million in aggregate principal amount of New Notes upon completion of our Exchange Offer. The aggregate principal amount of the New Notes outstanding following the Exchange Offer is $3.7 million. As previously disclosed, we sought to list the New Notes for trading on the OTC Markets platform and submitted an application to the Financial Industry Regulatory Authority (“FINRA”) for such purpose. FINRA subsequently denied our symbol request based on considerations relating to trade reporting and market structure applicable to the New Notes. As of the filing date of this report, we continue to evaluate alternative pathways to facilitate trading of the New Notes; however, we cannot provide any assurance that the New Notes will become eligible for trading on any market or quotation system, that an active trading market for the New Notes will develop or be sustained, or that holders will be able to sell their New Notes at desired times or prices, or at all. Even if a trading market develops, the New Notes may trade at a discount from their initial offering price depending on a number of factors, including prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot make any assurances that a liquid trading market for the New Notes will be sustained, that noteholders will be able to sell their New Notes at a particular time or that the price they receive when they sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the New Notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the New Notes for an indefinite period of time. In addition, there may be a limited number of buyers when noteholders decide to sell their New Notes. This may affect the price, if any, offered for noteholders’ New Notes or their ability to sell their New Notes when desired or at all.

Declines in hashprice, the aging and obsolescence of the mining fleet underlying our hosting arrangements, our dependence on counterparties for equipment replacement and disputes under our hosting arrangements have materially reduced, and may continue to reduce, our hosting revenues.

Our hosting revenues are dependent, in part, on the performance and economics of the mining equipment operated by our hosting counterparties. Recent declines in hashprice have negatively impacted the profitability of bitcoin mining operations, which has reduced the economic returns generated by the hosted mining fleet and, correspondingly, the revenues we receive under our hosting arrangements. In addition, the mining fleet deployed at our facilities in connection with our hosting arrangements consists primarily of older-generation mining equipment, which is less efficient and less competitive relative to newer-generation machines, particularly during periods of lower hashprice or increased network difficulty. As a result, such equipment may generate reduced output, be curtailed, or become operationally defunct.

Certain mining equipment within the hosted fleet has become operationally defunct due to age and wear and, to date, portions of such equipment have not been replaced, resulting in reduced operating hash rate at our facilities. We are dependent on our hosting counterparties to repair or replace such equipment, and there can be no assurance that such counterparties will do so on a timely basis or at all.

In addition, disputes may arise under our hosting arrangements regarding regarding the interpretation of contractual provisions or the calculation, payment or allocation of revenues, costs or other amounts, including during periods in which hosted mining equipment is curtailed due to unprofitability. For example, on May 1, 2026, NY 1 Mining filed a demand for arbitration with the American Arbitration Association against Greenidge South Carolina relating to the interpretation of the NYDIG Hosting Agreement and a related order, including whether Greenidge South Carolina is required to pay NY 1 Mining a percentage of net profits from the sale of excess energy generated at the New York Facility during periods in which NY 1 Mining’s bitcoin mining machines were curtailed for unprofitability. See Note 17, “Subsequent Events — NYDIG Arbitration.”

If hashprice remains depressed, network difficulty continues to increase, the hosted fleet continues to age or becomes increasingly inoperable, disputes under our hosting arrangements increase, or replacement of such equipment is delayed or does not occur, our hosting revenues could continue to decline, which could have a material adverse effect on our business, financial condition and results of operations.

Our Class A common stock has recently been subject to Nasdaq delisting proceedings. While we have previously regained compliance with certain Nasdaq listing requirements, there can be no assurance that we will regain compliance with Nasdaq’s continued listing requirements or that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.

Our ability to maintain the listing of our Class A common stock on Nasdaq depends on our continued compliance with certain Nasdaq listing requirements, including requirements relating to market value of publicly held shares, minimum bid price, corporate governance, audit committee composition and other matters. Compliance with these requirements depends may be affected by factors outside of our control, including market conditions and the trading price of our Class A common stock.

We have previously received notices from the Nasdaq listing qualifications department regarding noncompliance with certain continued listing requirements and have subsequently regained compliance. Following the resignation of Kenneth Fearn from our Board of Directors and the audit committee of our Board, effective April 15, 2026, we notified Nasdaq that we were no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the audit committee to be comprised of at least three independent directors. On April 29, 2026, we received a notice from Nasdaq confirming such non-compliance. We intend to rely on the cure period provided under Nasdaq Listing Rule 5605(c)(4)(B), pursuant to which we have until the earlier of our next annual meeting of stockholders or April 15, 2027 to regain compliance; provided that, if our next annual meeting of stockholders is held before October 12, 2026, we must regain compliance no later than October 12, 2026. Our Board is in the process of identifying and selecting a new director who qualifies as independent and satisfies the applicable audit committee requirements under Nasdaq rules. However, there can be no assurance that we will be able to appoint a qualified audit committee member within the applicable cure period or that we will otherwise be able to maintain compliance with Nasdaq’s corporate governance or other continued listing requirements in the future.

If we fail to regain compliance with Nasdaq’s audit committee requirements within the applicable cure period, or if we otherwise fail to maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may initiate delisting proceedings with respect to our Class A common stock. If Nasdaq delists our Class A common stock from trading on its exchange and we are not able to list our Class A common stock on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including, among other things: decreasing availability of market quotations for our Class A common stock; a determination that our Class A common stock is a “penny stock,” which would require brokers trading in our Class A common stock to adhere to more stringent rules and could result in a reduced level of trading activity in the secondary trading market for our securities; reduced liquidity and market price of our Class A common stock; a reduced number of investors willing to hold or acquire our Class A common stock, which could negatively impact our ability to raise equity financing; limitations on our ability to issue additional securities or obtain additional financing in the future; decreased news and analyst coverage of us; and reputational harm with investors, employees and parties conducting business with us.
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
We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company or smaller reporting company. We can remain an emerging growth company for up to five years from our first sale of common stock pursuant to an effective Securities Act registration statement in 2021 (or September 15, 2026), although if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million or more as of June 30, 2026, we would cease to be an emerging growth company as of the following December 31. We also qualify as a smaller reporting company until our public float, as of the last day of our second fiscal quarter, exceeds $250 million; because our common stock held by our directors, executive officers and Atlas and its affiliates are excluded from the calculation of public float, we anticipate qualifying as a smaller reporting company for the near future. Following the loss of our emerging growth company status, we will no longer be able to rely on accommodations available only to emerging growth companies, including the extended transition period for complying with new or revised accounting standards. Although we may remain eligible for certain scaled disclosure and other accommodations for so long as we continue to qualify as a smaller reporting company or otherwise qualify for such accommodations, if we cease to qualify as a smaller reporting company, become subject to additional requirements, or are otherwise unable to rely on applicable exemptions, our reporting, accounting, auditing and compliance obligations could increase, which could require additional management time and resources and increase our legal, accounting and other compliance costs. Any failure to satisfy such obligations when applicable could result in deficiencies in our SEC filings, delays in our reporting, regulatory scrutiny, loss of investor confidence, reputational harm and adverse effects on the market price of our Class A common stock.
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
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As of May 12, 2026, Atlas and its affiliates control 68.0% of the voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of Nasdaq’s corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Because we currently are a “controlled company,” our stockholders may not have these corporate governance protections that are available to stockholders of companies that are not controlled companies.
Upon the automatic conversion of all Class B common stock into Class A common stock, which is expected to occur in September 2026, Atlas and its affiliates’ voting power is expected to fall below 50%, and we anticipate that we will no longer qualify as a “controlled company” under Nasdaq rules. At that time, we would be required to comply with all corporate governance requirements applicable to non-controlled companies, including those noted above. If we fail to comply with such corporate governance requirements within the applicable transition periods or cure periods, our Class A common stock could become subject to Nasdaq deficiency notices or delisting proceedings, which could adversely affect the trading price and liquidity of our Class A common stock and result in reputational harm.
Additionally, Atlas and its affiliates may have their interest in us diluted as a result of future equity issuances or their own actions in selling shares of our common stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Equity Interest Payment Agreement. On April 9, 2026, we issued an aggregate of 114,865 shares of Class A common stock to a related party to settle the interest payment obligation for the first quarter of 2026 in the amount of $0.2 million pursuant to the Equity Interest Payment Agreement, as described under Note 9, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment.” The transaction was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.
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

Greenidge Generation Holdings Inc.

Date: May 15, 2026	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)