Form 10-Q
period 2026-06-30
Vulcan Infrastructure & Power Inc.
filed 2026-08-14
CIK 1844971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________
Commission File Number: 001-40808
________________________________
Vulcan Infrastructure and Power Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________

Delaware	86-1746728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1159 Pittsford-Victor Road, Suite 240 Pittsford, New York	14534
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (315) 536-2359

Greenidge Generation Holdings Inc.
(Former name)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	VIP	The Nasdaq Global Select Market
8.50% Senior Notes due 2026	GREEL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2026, the registrant had 15,696,508 shares of Class A common stock, $0.0001 par value per share, outstanding and 2,733,394 shares of Class B common stock, $0.0001 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. These forward-looking statements involve uncertainties that could significantly affect our financial or operating results. These forward-looking statements may be identified by terms such as “anticipate,” “believe,” “continue,” “foresee,” “expect,” “intend,” “plan,” “may,” “will,” “would,” “could” and “should” and the negative of these terms or other similar expressions. Forward-looking statements are based on current beliefs and assumptions that are subject to risks and uncertainties and are not guarantees of future performance. Forward-looking statements in this Quarterly Report include, among other things, statements regarding: our transition to a power and infrastructure platform focused on artificial intelligence (“AI”) and high-performance computing (“HPC”) infrastructure; the PIPE Transaction (as defined herein) described herein, including the proposed timing and steps contemplated in respect of the PIPE Transaction; the satisfaction of the conditions to closing of the PIPE Transaction; the anticipated use of proceeds from the PIPE Transaction; the anticipated redemption of our outstanding 8.50% Senior Notes due October 2026 (the “Senior Notes”); the anticipated benefits of the PIPE Transaction; our ability to identify, acquire and develop powered land and related infrastructure assets; and our business plan, business strategy and operations in the future.
Forward-looking statements are subject to a number of risks, uncertainties and assumptions. Matters and factors that could cause actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to: the risk that the PIPE Transaction may not close on a timely basis, or at all, due to the failure to satisfy one or more closing conditions; the risk that the anticipated benefits of the PIPE Transaction may not be realized; the risk that we may be unable to successfully execute our transition to an AI/HPC infrastructure platform; risks related to our ability to attract and retain qualified personnel; risks related to our ability to identify, acquire and develop powered land and related infrastructure assets; the risk that we may not be able to redeem the Senior Notes on the terms or timeline currently anticipated; changes in general economic conditions, the cryptocurrency mining industry, the data center industry or the energy markets; and the matters and factors described in Part I, Item 1A. “Risk Factors” of the most recent Form 10-K of Vulcan Infrastructure and Power Inc. (formerly Greenidge Generation Holdings Inc.) (“Vulcan,” the “Company,” “we,” “us,” or “our”) filed with the Securities and Exchange Commission (“SEC”) and in this Quarterly Report on Form 10-Q, as well as those described from time to time in our future reports filed with the SEC, which should be reviewed carefully. Please consider Vulcan’s forward-looking statements in light of those risks.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Vulcan Infrastructure and Power Inc.
(formerly known as Greenidge Generation Holdings Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,197	$19,572
Digital assets	6,027	6,477
Accounts receivable	315	1,954
Prepaid expenses and current other assets	2,000	1,542
Emissions and carbon offset credits	12,204	4,748
Income tax receivable	56	512
Total current assets	23,799	34,805
LONG-TERM ASSETS:
Property and equipment, net	12,011	15,694
Other long-term assets	2,558	2,156
Long-term assets held for sale	900	900
Total assets	$39,268	$53,555
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,255	$1,950
Accrued emissions expense	15,150	15,256
Accrued expenses	2,429	3,310
Current portion of long-term debt	34,752	40,008
Contract liabilities	2,523	2,320
Related party payables	162	164
Total current liabilities	58,271	63,008
LONG-TERM LIABILITIES:
Long-term debt, net of current portion	4,729	3,078
Environmental liabilities	31,032	31,032
Other long-term liabilities	2,725	2,741
Total liabilities	96,757	99,859
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $0.0001, 20,000,000 shares authorized, none outstanding	—	—
Common stock, par value $0.0001, 500,000,000 shares authorized, 18,019,743 and 15,801,997 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	341,441	338,145
Accumulated deficit	(398,932)	(384,451)
Total stockholders’ deficit	(57,489)	(46,304)
Total liabilities and stockholders’ deficit	$39,268	$53,555
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vulcan Infrastructure and Power Inc.
(formerly known as Greenidge Generation Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Datacenter hosting	$390	$6,036	$756	$11,865
Cryptocurrency mining	1,685	4,235	3,487	8,461
Power and capacity	1,310	2,590	19,976	11,777
Total revenue	3,385	12,861	24,219	32,103
OPERATING COSTS AND EXPENSES:
Cost of revenue - datacenter hosting (exclusive of depreciation and amortization)	800	6,577	1,680	12,768
Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization)	2,738	2,963	5,980	6,045
Cost of revenue - power and capacity (exclusive of depreciation and amortization)	4,631	2,311	17,637	8,036
Selling, general and administrative	3,917	3,106	7,830	5,882
Depreciation and amortization	1,103	3,179	3,764	6,310
Loss (gain) on digital assets	1,063	(2,098)	2,684	(1,110)
Loss (gain) on sale of assets	(1,227)	218	(1,165)	355
Gain on insurance proceeds	—	—	—	(399)
Total operating costs and expenses	13,025	16,256	38,410	37,887
Operating loss	(9,640)	(3,395)	(14,191)	(5,784)
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(301)	(758)	(468)	(3,613)
Loss on liquidation of subsidiary	—	—	—	(348)
Gain on settlement of related party liability	28	—	65	—
Other income, net	14	1	111	19
Total other expense, net	(259)	(757)	(292)	(3,942)
Loss from operations before income taxes	(9,899)	(4,152)	(14,483)	(9,726)
Benefit from income taxes	(2)	(34)	(2)	(44)
Net loss	$(9,897)	$(4,118)	$(14,481)	$(9,682)

Comprehensive Loss
Net loss	(9,897)	(4,118)	(14,481)	(9,682)
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	348
Comprehensive loss	$(9,897)	$(4,118)	$(14,481)	$(9,334)

Net loss per share, basic and diluted	$(0.58)	$(0.27)	$(0.88)	$(0.66)

Weighted average shares outstanding, basic and diluted	17,136	15,246	16,548	14,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vulcan Infrastructure and Power Inc.
(formerly known as Greenidge Generation Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid - In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2026	15,801,997	$2	$338,145	$—	$(384,451)	$(46,304)
Stock-based compensation expense	—	—	709	—	—	709
Restricted shares award issuance, net of withholdings	347,833	—	(139)	—	—	(139)
Issuance of shares in connection with Equity Interest Payment Agreement	79,320	—	127	—	—	127
Net loss	—	—	—	—	(4,584)	(4,584)
Balance at March 31, 2026	16,229,150	2	338,842	—	(389,035)	(50,191)
Stock-based compensation expense	—	—	403	—	—	403
Restricted shares award issuance	398,617	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements and Tender/Exchange Offer	1,277,111	—	2,064	—	—	2,064
Issuance of shares in connection with Equity Interest Payment Agreement	114,865	—	132	—	—	132
Net loss	—	—	—	—	(9,897)	(9,897)
Balance at June 30, 2026	18,019,743	2	341,441	—	(398,932)	(57,489)

Balance at January 1, 2025	13,025,627	$1	$334,330	$(348)	$(389,737)	$(55,754)
Stock-based compensation expense	—	—	543	—	—	543
Issuance of shares in connection with Equity Interest Payment Agreement	752,742	—	1,370	—	—	1,370
Restricted shares award issuance	303,549	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	643,456	—	815	—	—	815
Reclassification of foreign currency translation adjustment realized upon liquidation of foreign subsidiary	—	—	—	348	—	348
Net loss	—	—	—	—	(5,564)	(5,564)
Balance at March 31, 2025	14,725,374	1	337,058	—	(395,301)	(58,242)
Stock-based compensation expense	—	—	378	—	—	378
Issuance of shares in connection with Equity Interest Payment Agreement	90,954	—	119	—	—	119
Restricted shares award issuance	83,807	—	—	—	—	—
Issuance of shares in connection with Debt Exchange Agreements	599,000	—	647	—	—	647
Net loss	—	—	—	—	(4,118)	(4,118)
Balance at June 30, 2025	15,499,135	1	338,202	—	(399,419)	(61,216)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Vulcan Infrastructure and Power Inc.
(formerly known as Greenidge Generation Holdings Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(14,481)	$(9,682)
Adjustments to reconcile net loss from operations to net cash flow from operating activities:
Depreciation and amortization	3,764	6,310
Accretion (amortization) of debt discount (premium)	101	(738)
Loss (gain) on sale of assets	(1,165)	355
Stock-based compensation expense	1,112	921
Revenues from digital assets production	(3,487)	(8,461)
Gain on settlement of related party liability	(65)	—
Loss (gain) on digital assets	2,684	(1,110)
Gain on insurance proceeds	—	(399)
Loss on liquidation of subsidiary	—	348
Changes in operating assets and liabilities:
Accounts receivable	1,639	258
Emissions and carbon offset credits	(6,269)	2,376
Prepaids and other assets	(458)	964
Income tax receivable	456	(103)
Accounts payable	1,305	(1,087)
Accrued emissions	(106)	887
Accrued expenses	(886)	(206)
Contract liabilities	203	(1,478)
Related party payables	322	1,621
Other	(413)	(1,299)
Net cash flow used for operating activities	(15,744)	(10,523)
INVESTING ACTIVITIES:
Purchases of and deposits for property and equipment	(168)	(2,460)
Proceeds from sale of assets	65	733
Proceeds from insurance claim	—	399
Proceeds from sale of digital assets	1,253	9,222
Net cash flow provided by investing activities	1,150	7,894
FINANCING ACTIVITIES:
Net share settlement of equity awards	(139)	—
Repayments of debt	(1,642)	(2,593)
Net cash flow used for financing activities	(1,781)	(2,593)
CHANGE IN CASH AND CASH EQUIVALENTS	(16,375)	(5,222)
CASH AND CASH EQUIVALENTS - beginning of period	19,572	8,619
CASH AND CASH EQUIVALENTS - end of period	$3,197	$3,397
See Note 13 for supplemental cash flow information
The accompanying notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Vulcan Infrastructure and Power Inc. (formerly Greenidge Generation Holdings Inc.), together with its subsidiaries (collectively, “Vulcan” or the “Company”), is a developer and operator of datacenters and powered assets designed to support energy-intensive computing workloads. The Company currently builds, maintains and operates datacenters focused on bitcoin mining, together with related power generation and electrical infrastructure, and is pursuing a transition to a power and infrastructure platform focused on acquiring, developing and operating energized sites supporting AI and HPC datacenters and local electricity grids.
The Company owns and operates a 106 megawatt (“MW”) nameplate capacity power facility in Torrey, New York (the “New York Facility”) that is connected to the New York Independent System Operator (“NYISO”) power grid. In addition to the electricity used “behind-the-meter” by the New York datacenter, the Company sells electricity to NYISO at all times when its power plant is running and increases or decreases the amount of electricity sold based on prevailing prices in the wholesale electricity market and demand for electricity. The Company also operates a datacenter facility under a lease in Underwood, North Dakota (the “North Dakota Facility”) and owns a greenfield site in Columbus, Mississippi that it is evaluating and predeveloping for potential datacenter use.
The Company currently generates revenue in U.S. dollars by providing hosting, power and technical support services to third-party owned bitcoin mining equipment and through power and capacity sales to the NY power grid operator. The Company also generates revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by the Company.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Consolidated Financial Statements
In the opinion of Vulcan management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The unaudited interim condensed consolidated financial statements do not include all of the information and notes required by United States Generally Accepted Accounting Principles for complete financial statements.
The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the condensed consolidated financial statements of the Company in its 2025 Annual Report on Form 10-K.
Liquidity and Going Concern
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
The Company has historically incurred operating losses and negative cash flows from operations. At June 30, 2026, the Company had cash of $3.2 million, digital assets of $6.0 million and accounts payable and accrued expenses of $5.7 million, while also having an aggregate of $34.9 million of principal indebtedness and contractual interest payments due over the next 12 months, including the remaining $33.1 million in aggregate principal amount of the Company’s 8.50% Senior Notes due in October 2026 (the “Senior Notes”), which mature on October 31, 2026 (see Note 5, “Debt”).
The Company’s projected operating cash flows are not sufficient to meet the existing debt obligations and the potential inability to meet this debt service obligation raises substantial doubt as to the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In an effort to alleviate these conditions, management has taken certain actions to improve the Company’s liquidity, including, among other things, the sale of its assets and entering into privately negotiated exchange agreements and public tender/exchange offers to reduce debt. Further, on July 19, 2026, the Company entered into subscription agreements with MIG REF II INFR, LLC (“MIG”), an affiliate of Machine Investment Group, LP, Atlas GREE Investment Holdco LLC (“Atlas Holdco”), an affiliate of Atlas Holdings LLC, Conversant PIF Aggregator A LP (“Conversant”), an affiliate of Conversant Capital, LLC, and certain other investors, including the Company’s Chief Executive Officer, Chief Financial Officer, President and a member of the Board of Directors (collectively, the “Other Investors”), in connection with the Company’s private investment in public equity financing transaction (the “PIPE Transaction”).
Pursuant to the subscription agreements, and subject to the satisfaction or waiver of the applicable closing conditions, the Company has agreed to issue and sell an aggregate of 17,146,190 shares of its Class A common stock at a purchase price of $1.71 per share (the “PIPE Shares”). The Company also agreed to issue to MIG a senior secured convertible promissory note in the principal amount of $10.0 million (the “MIG Convertible Note”), which is convertible into shares of the Company’s Class A common stock in accordance with the terms thereof (the “MIG Conversion Shares”), and a three-year warrant (the “MIG Warrant”) to purchase 1,754,386 shares of the Company's Class A common stock at an initial exercise price of $1.71 per share (the “MIG Warrant Shares” and, collectively with the PIPE Shares, the MIG Convertible Note, the MIG Conversion Shares and the MIG Warrant, the “PIPE Securities”).
Subject to the closing of the PIPE Transaction, the Company expects to receive aggregate gross proceeds of approximately $39.4 million, before deducting transaction-related expenses. The Company intends to use the net proceeds from the PIPE Transaction primarily to redeem the remaining approximately $33.1 million in aggregate principal amount of its outstanding Senior Notes, with any remaining net proceeds to be used for general corporate purposes, including funding the predevelopment of the Company’s operations located in Dresden, New York and Columbus, Mississippi.
The PIPE Transaction remains subject to closing conditions, and a summary of the terms of the PIPE Transaction is disclosed in Note 17, Subsequent Events. As of the date these unaudited condensed consolidated financial statements were issued, the PIPE Transaction had not closed, the Company had not received any proceeds from the PIPE Transaction and none of the PIPE Securities had been issued. While there can be no assurance that the PIPE Transaction will be completed on the anticipated terms or at all, management believes that the closing of the transaction is probable to occur within the next twelve months.

After considering management’s plans to mitigate these conditions, including our existing cash and cash equivalents, digital assets, cash generated from operations and the proceeds from the PIPE transaction expected to be received upon closing, the Company believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
The Company’s operating cash flows are dependent on energy pricing and demand in the New York market and bitcoin mining economics commonly measured by hashprice. In addition, increases in the costs of electricity, natural gas, and emissions credits adversely affect the Company by increasing operating costs. Depending on the Company’s assumptions regarding the energy price inputs and bitcoin hashprice, the estimates of the amounts of required liquidity vary significantly. There can be no assurance that the Company’s assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future energy and bitcoin prices. Additionally, the Company’s ability to achieve projected cash flows depends on the Company’s ability to obtain and comply with required permits and licenses, including the Title V Air Permit for the New York Facility. While this permit is subject to the Stipulation, it may still face legal challenges from third-party environmental groups (see Note 10, “Commitments and Contingencies”), which may have an adverse impact on the Company’s operations and its ability to meet cash flow forecasts.
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2. Summary of Significant Accounting Policies, in the Company’s condensed consolidated financial statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2025.
There have been no material changes to the significant accounting policies for the six months ended June 30, 2026, other than the change in useful lives of our miner facility infrastructure described in Note 4, "Property and Equipment, Net".
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update provide guidance for recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have an enforceable obligation from regulatory compliance programs that may be settled with environmental credits. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, and must be applied on a retrospective basis through a cumulative-effect adjustment. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact on its condensed consolidated financial statements.
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
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. ASU 2026-01 amends Topic 505 to require that paid-in-kind (PIK) dividends on equity-classified preferred stock be initially measured using the PIK dividend stated in the preferred stock agreement. The amendments in this update may be applied either prospectively or on a modified retrospective basis. This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those reporting periods. Early adoption is permitted in an interim or annual reporting period. The Company elected to adopt this guidance on a prospective basis effective January 1, 2026. The adoption of ASU 2026-01 did not have an effect on the Company's condensed consolidated financial statements.

3. ASSETS HELD FOR SALE

The Company owns a 5.6-acre tract of land with over 73,000 square feet of industrial warehouse space in Columbus, Mississippi. The Company is actively marketing the land and industrial warehouse space, which has a carrying value of $0.9 million and is presented as long-term assets held for sale as of June 30, 2026 and December 31, 2025. See Note 10, “Commitments and Contingencies—Mississippi Warehouse Property Sale and Related Litigation."
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consisted of the following as of June 30, 2026 and December 31, 2025:

$ in thousands	Estimated Useful Lives	June 30, 2026	December 31, 2025
Plant infrastructure	10 years	$1,522	$1,522
Miners	3 years	29,187	31,535
Miner facility infrastructure	5 - 10 years	10,545	10,810
Land	N/A	538	538
Equipment	5 years	45	45
Software	3 years	206	—
Construction in process	N/A	123	328
		42,166	44,778
Less: Accumulated depreciation and amortization		(30,155)	(29,084)
		$12,011	$15,694

Total depreciation and amortization expense was $1.1 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $3.8 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.

The Company completed an assessment of the useful lives of its property and equipment and adjusted the estimated useful lives of certain property and equipment to more closely reflect the expected economic lives of these assets. The useful life of certain miner facility infrastructure for financial reporting purposes was decreased from 10 to 5 years. This change in accounting estimate is effective January 1, 2026 and is applied prospectively.
Sale of Equipment

During the six months ended June 30, 2026, Vulcan sold miners with a carrying value of $0.09 million for proceeds of $0.03 million, resulting in a loss on the sale of assets of $0.06 million, as well as proceeds of $0.04 million as a result of residuals proceeds that were held in escrow in connection with the sale of the Mississippi Facility, which resulted in a gain on sales of assets of $0.04 million. During the six months ended June 30, 2025, Vulcan sold construction in process assets with a carrying value of $0.8 million for proceeds of $0.7 million, resulting in a loss on the sale of assets of $0.1 million. No construction in process assets were sold in the six months ended June 30, 2026.

5. DEBT
The following table provides information on the Company’s debt agreements as of June 30, 2026 and December 31, 2025:

$ in thousands					Balance as of:
Note	Loan Date	Maturity Date	Interest Rate	Amount Financed	June 30, 2026	December 31, 2025
Senior Unsecured Notes	October 2021/December 2021	October 2026	8.5%	$72,200	$34,429	$39,780
Senior Unsecured Notes	July 2025/September 2025/April 2026	June 2030	10.0%	3,740	5,052	3,306
Total Debt					39,481	43,086
Less: Current portion					(34,752)	(40,008)
Long-term debt, net of current portion					$4,729	$3,078
The Company incurred interest expense of $0.3 million and $0.8 million during the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $3.6 million during the six months ended June 30, 2026 and 2025, respectively, detailed in the table below.
The following table details our interest expense related to the Senior Notes and the Equity Interest Payment Agreement (defined below):

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Contractual interest expense on Senior Notes	$36	$1,295	$36	$2,730
Amortization (accretion) of debt discount (premium)	101	(655)	101	(738)
Total interest expense on Senior Notes	137	640	$137	1,992
Interest expense on Equity Interest Payment Agreement	162	117	322	1,621
Other interest expense	2	1	9	—
Total interest expense	$301	$758	$468	$3,613
Senior Unsecured Notes
During the fourth quarter of 2021, the Company sold $72.2 million of the Senior Notes pursuant to the Company’s registration statement on Form S-1. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year to the holders of record at the close of business on the immediately preceding January 15, April 15, July 15 and October 15, respectively. The Senior Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness. The Senior Notes trade on The Nasdaq Global Select Market (“Nasdaq”)under the symbol “GREEL.”
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
From October 2024 through June 2026, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 3,097,110 shares of Class A common stock and paid an aggregate of $2.9 million in cash in exchange for $16.6 million in aggregate principal amount of the Senior Notes, including 1,162,221 shares of Class A common stock issued during the six months ended June 30, 2026 in exchange for $2.1 million in aggregate principal amount of the Senior Notes.
From July 2025 through June 2026, the Company completed a series of public tender/exchange offers, pursuant to which the Company (i) repurchased $15.0 million in aggregate principal amount of the Senior Notes for a total of $5.7 million in cash and (ii) exchanged $6.4 million in aggregate principal amount of the Senior Notes and issued 114,890 shares of Class A common stock for $3.7 million in aggregate principal amount of the Company’s 10.00% Senior Notes due 2030 (the “New Notes”), including the exchange of $1.4 million in aggregate principal amount of the Senior Notes and issuance of 114,890 shares for $1.5 million in aggregate principal amount of the New Notes during the six months ended June 30, 2026.
The Company concluded the privately negotiated exchanges and the public tender/exchange offers met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the creditors granted a concession. The undiscounted cash flows of the Senior Notes and New Notes (collectively, the “Notes”) exceeded the adjusted carrying value of the Notes, and therefore, the Company calculated the new effective interest rate and recognized interest expense using the effective interest method on a prospective basis.
In December 2025, the Company paid $0.7 million in cash to repurchase an aggregate of $1.1 million principal amount of its Senior Notes in open market transactions. There were no repurchases in the open market during the three and six months ended June 30, 2026.
During the three months ended June 30, 2026, the Company made contractual interest payments of $0.7 million and $0.1 million on the Senior Notes and New Notes, respectively, which reduced the carrying value of the Notes. During the six months ended June 30, 2026, the Company made contractual interest payments of $1.5 million and $0.1 million on the Senior Notes and New Notes, respectively, which reduced the carrying value of the Notes.
As of June 30, 2026, the Company had $33.1 million and $1.4 million in aggregate principal amount and capitalized interest payments, respectively, in connection with the Senior Notes outstanding and $3.7 million and $0.9 million in aggregate principal amount and capitalized interest payments, respectively, in connection with the New Notes outstanding.
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
Minimum Future Principal Payments
Minimum future principal payments on debt at June 30, 2026 were as follows:

$ in thousands
Remainder of 2026	$33,138
2027	—
2028	—
2029	—
Thereafter	3,740
Total	$36,878

Fair Value Disclosure
The notional value and estimated fair value of the Company’s Senior Notes totaled $33.1 million and $29.0 million, respectively, at June 30, 2026 and $36.7 million and $27.1 million, respectively, at December 31, 2025. The notional value of the Senior Notes does not include contractual interest payments of $1.4 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the Senior Notes was measured using quoted market prices at the reporting date. Such instruments were valued using Level 1 inputs. The Company believes the notional value of the New Notes of $3.7 million and $2.3 million at June 30, 2026 and December 31, 2025, respectively, which does not include contractual interest payments of $0.9 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively, approximates its fair value.
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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(9,897)	$(4,118)	$(14,481)	$(9,682)
Denominator
Basic weighted average shares outstanding	17,136	15,246	16,548	14,596
Effect of dilutive securities	—	—	—	—
Diluted weighted average shares outstanding	17,136	15,246	16,548	14,596

Net loss per share:
Net loss per share, basic and diluted	$(0.58)	$(0.27)	$(0.88)	$(0.66)
For the three and six months ended June 30, 2026 and 2025, because the Company was in a loss position, basic net loss per share is the same as diluted net loss per share, as the inclusion of the potential common shares would have been anti-dilutive.
The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation because to do so would be anti-dilutive for the period indicated (in thousands):

	Six Months Ended June 30,
Anti-dilutive securities	2026	2025
Restricted stock units	225	501
Common shares issuable upon exercise of stock options	292	478
Common shares issuable upon exercise of warrants	1,261	1,261
Total	1,778	2,240
7. EQUITY BASED COMPENSATION
The Company currently grants equity awards under the Amended and Restated 2021 Equity Incentive Plan (the "2021 Equity Plan"). The 2021 Equity Plan became effective in February 2021. The 2021 Equity Plan provides for the grant of equity awards to employees and non-employee directors. The maximum aggregate number of shares of Class A common stock that may be issued for all purposes under the 2021 Equity Plan was 2,583,111 as of June 30, 2026. In October 2022,

the Company registered 307,684 shares of Class A common stock, outside of the 2021 Equity Plan, that were reserved for issuance upon the vesting and exercise of non-qualified stock option inducement grants.
RSAs and RSUs
Restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are generally granted with an eligible vesting range from upon grant to over a two-year period.
The Company’s unvested RSA and RSU award activity for the six months ended June 30, 2026 is summarized below:

	RSAs & RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	526,486	$1.01
Granted	545,665	$1.30
Vested	(846,900)	$1.13
Unvested at June 30, 2026	225,251	$1.26
The value of RSA and RSU grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2026, there was approximately $0.2 million of total unrecognized compensation cost related to unvested restricted stock rights, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.58 years.
On April 15, 2026, the Compensation Committee of the Company’s Board of Directors approved the acceleration of vesting for unvested RSUs previously awarded to certain board members who had resigned from the Company’s Board of Directors. The Company concluded that the acceleration of vesting constituted a Type III modification, which resulted in $0.4 million of incremental compensation cost during the three and six months ended June 30, 2026.
Common Stock Options
The Company’s common stock options activity for the six months ended June 30, 2026 is summarized below:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	291,673	$16.46
Expired	(400)	$62.50
Outstanding at June 30, 2026	291,273	$16.39	6.56	$—
Exercisable as of June 30, 2026	257,940	$17.87	6.45	$—
The value of common stock option grants is measured based on their fair market value on the date of grant and amortized over their requisite service periods. At June 30, 2026, there was approximately $0.1 million of total unrecognized compensation cost related to unvested common stock options, which is expected to be recognized over a remaining weighted-average vesting period of approximately 0.38 years.
Stock-Based Compensation
The Company recognized stock-based compensation expense of $0.4 million and $0.4 million during the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $0.9 million during the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

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
The effective tax rate for the three months ended June 30, 2026 and 2025 was 0% and a benefit of 1%, respectively, and for the six months ended June 30, 2026 and 2025 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because the Company has recognized a full valuation allowance on its deferred tax assets, as well as receiving refunds during 2025 in connection with prior tax periods. The Company continued to evaluate the realizability of deferred tax assets, due to continued reduced profitability, and concluded that a valuation allowance should continue to be recognized for any deferred tax assets generated during the quarter.
9. STOCKHOLDERS’ DEFICIT
Holders of the Company’s Class A common stock are entitled to one vote per share. Holders of Class B common stock are entitled to ten votes per share. Class A and Class B shares issued and outstanding as of June 30, 2026 were 15,286,349 and 2,733,394, respectively.
Each share of Class B common stock is convertible into one share of Class A common stock at the option of the holder upon written notice to the Company. Shares of Class B common stock will automatically convert to shares of Class A common stock upon a mandatory conversion event as defined in the second amended and restated certificate of incorporation dated September 6, 2022, including the occurrence of the applicable sunset provision, which is expected to occur on September 14, 2026.
Warrants
There was no activity for warrants issued by the Company during the three and six months ended June 30, 2026.
The following table summarizes information about warrants outstanding at June 30, 2026:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Exercise Price	Expiration Date
February 2024 Warrants	1,260,505	1,260,505	$5.25	August 14, 2029
Debt Exchange Agreements and Tender/Exchange Offer
During the six months ended June 30, 2025, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,242,456 shares of the Company’s Class A common stock, with an aggregate fair value of $1.5 million, and made cash payments totaling $2.6 million in exchange for $10.3 million in aggregate principal amount of the Senior Notes. During the six months ended June 30, 2026, the Company entered into privately negotiated exchange agreements, pursuant to which it issued an aggregate of 1,162,221 shares of the Company’s Class A common stock, with an aggregate fair value of $1.9 million, in exchange for $2.1 million in aggregate principal amount of the Senior Notes. During the six months ended June 30, 2026 the Company completed a public tender/exchange offer, pursuant to which it issued an aggregate of 114,890 shares of its Class A common stock, with an aggregate fair value of $0.1 million, and $1.5 million in aggregate principal amount of New Notes in exchange for $1.4 million in aggregate principal amount of the Senior Notes.
Equity Interest Payment Agreement
The Company entered into an Equity Interest Payment Agreement, dated as of January 24, 2025 (the “Equity Interest Payment Agreement”), with Atlas Capital Resources (A9) LP, Atlas Capital Resources (A9-Parallel) LP and Atlas Capital Resources (P) LP (together with Atlas Holdings LLC, the Company’s controlling stockholder and a related party, and their respective affiliates, collectively, “Atlas”). Pursuant to the Equity Interest Payment Agreement, as consideration for the continued credit support provided by certain Atlas affiliates in respect of the letters of credit mentioned in Note 12,

“Related Party Transactions,” totaling $8.6 million, the Company is required to pay interest at a rate of 8.5% per annum. The interest will be calculated on a per diem basis based on the number of days in the applicable measurement period, which interest payments will be net of any interest otherwise actually received by Atlas from the issuing bank. Payments will be made by issuing Class A common stock to Atlas calculated using the volume weighted average price of Class A common stock as reported on Nasdaq, with the total cumulative shares not to exceed 19.99% of the sum of the number of outstanding shares of Class A common stock and shares of Class B common stock as of January 24, 2025. In the event that the Class A common stock issuable under the Equity Interest Payment Agreement exceeds the aforementioned 19.99%, then subsequent payments will be made in cash for the amount in excess of 19.99%.
In connection with the Equity Interest Payment Agreement, the Company agreed to pay, by issuing shares of its Class A common stock, a letter of credit extension payment as further consideration for Atlas to enter into the Equity Interest Payment Agreement and maintain the letters of credit.
From the date of the Equity Interest Payment Agreement through the filing date of this report, the Company issued an aggregate of 1,386,303 shares of Class A common stock, with an aggregate fair value of $2.1 million, of which 114,865 shares, with an aggregate fair value of $0.1 million, and 194,185, with an aggregate fair value of $0.3 million, were issued during the three and six months ended June 30, 2026, respectively. The Company recognized a gain of $0.03 million and $0.1 million on the settlement of related party liability during the three and six months ended June 30, 2026, respectively.
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

NYDIG Arbitration

On May 1, 2026, NY 1 Mining LLC f/k/a RIGS NY 1 LLC, an affiliate of NYDIG ABL LLC (“NY 1 Mining”), filed a demand for arbitration with the American Arbitration Association against Greenidge South Carolina LLC, a wholly owned subsidiary of the Company (“Greenidge South Carolina”), which serves as counterparty to the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”). The arbitration demand centers on a dispute regarding the interpretation of the NYDIG Hosting Agreement and a related order, including whether Greenidge South Carolina is required to pay NY 1 Mining a percentage of net profits from the sale of excess energy generated at the Company’s New York Facility during periods in which NY 1 Mining’s bitcoin mining machines were curtailed for unprofitability. NY 1 Mining alleges that Greenidge South Carolina breached the NYDIG Hosting Agreement and the related order by improperly excluding such curtailment periods when calculating amounts allegedly due to NY 1 Mining. NY 1 Mining asserts claims for breach of contract and declaratory judgment and seeks compensatory damages of approximately $1.2 million, with additional damages allegedly accruing monthly, as well as declaratory relief, attorneys’ fees, arbitration fees and costs, interest and such other relief as the arbitrator may deem appropriate. The Company disputes the allegations and intends to vigorously defend the matter. Based on the preliminary nature of this proceeding, the Company believes that the likelihood of an unfavorable outcome is remote and cannot reasonably estimate the magnitude of potential loss, if any.

Mississippi Warehouse Property Sale and Related Litigation

On April 27, 2026, Greenidge Mississippi LLC (“Greenidge Mississippi”), a wholly owned subsidiary of the Company, entered into a Commercial Purchase and Sale Agreement (as amended, the “Mississippi Warehouse Property Sale Agreement”) with an unrelated third party for the sale of a 5.6-acre property containing more than 73,000 square feet of industrial warehouse space in Columbus, Mississippi, for a purchase price of $1.08 million. The Mississippi Warehouse Property Sale Agreement provided for a $150,000 earnest money deposit and contemplated a closing within 45 days after the effective date, subject to the satisfaction or waiver of the conditions set forth therein.

On May 1, 2026, a prior prospective purchaser of the property filed a petition in the Chancery Court of Lowndes County, Mississippi against Greenidge Mississippi (as amended, the “Mississippi Warehouse Property Petition”). The Mississippi Warehouse Property Petition alleges, among other things, that the prior prospective purchaser had previously entered into a contract with Greenidge Mississippi to purchase the property and that Greenidge Mississippi was attempting to market, sell or otherwise transfer the property to another purchaser. The petition seeks temporary, preliminary and permanent injunctive relief to restrain Greenidge Mississippi and related parties from selling, conveying, transferring, encumbering or otherwise disposing of the property to any person or entity other than the prior prospective purchaser, as well as related equitable relief.

On or about May 8, 2026, the prior prospective purchaser filed an amended notice of lis pendens in Lowndes County, Mississippi relating to the property, providing notice that the pending litigation may affect title to the property. On June 4, 2026, following the filing of the Mississippi Warehouse Property Petition and related notice of lis pendens, the purchaser under the Mississippi Warehouse Property Sale Agreement delivered notice to Greenidge Mississippi terminating the Mississippi Warehouse Property Sale Agreement, and the $150,000 earnest money deposit was returned to the purchaser.

The Company disputes the allegations in the Mississippi Warehouse Property Petition and intends to vigorously defend the matter unless the parties reach a mutually acceptable resolution, which may include a sale of the property to the prior prospective purchaser. Based on the preliminary nature of this proceeding, the Company believes that the likelihood of an unfavorable outcome is remote and cannot reasonably estimate the magnitude of potential loss, if any.

Environmental Liabilities

The Company has a coal combustion residual (“CCR”) liability associated with the closure of a coal ash pond located on the Company’s property in Torrey, New York. In accordance with ASC 410-30, the Company has a liability of $17.3 million as of June 30, 2026 and December 31, 2025. CCRs are subject to federal and state requirements. In October 2023, the Company completed the necessary steps to officially cease use of the coal ash pond. Following this occurring, the Company is required to complete the remediation of the coal ash pond CCR by November 2028 and will perform the work in stages over the next four years. On October 1, 2025, the Company provided a beneficial use demonstration to support a two-year extension of the deadline to initiate closure. With this two-year extension, the deadline for Vulcan to either initiate closure of the onsite CCR surface impoundment (C-Pond) or to demonstrate the need for an additional two-year extension under 40 C.F.R. § 257.102(e)(2)(ii) will be October 10, 2027. Further economic and viability analysis is required in order to initiate a material change to the closure plan. The Company has continued to estimate the liability using the prior closure and disposal assumptions as further analysis required to support the beneficial use assumptions is not yet available. The Company intends to use the two year closure extension to perform this analysis and therefore has updated its closure timeline assumptions to reflect this longer time frame to complete the closure work.

Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environmental liability may occur periodically due to changes in remediation requirements regarding CCRs or the potential for beneficial use thereof which the Company is currently exploring, each of which may lead to material changes in estimates and assumptions.

The Company owns and operates a fully permitted landfill that also acts as a leachate treatment facility. In accordance with ASC 410-30, Environmental Obligations (“ASC 410-30”), the Company has recorded an environmental liability of $13.7 million as of June 30, 2026 and December 31, 2025. As required by NYSDEC, companies with landfills are required to fund a trust to cover closure costs and expenses after the landfill has stopped operating or, in lieu of a trust, may negotiate to maintain a letter of credit guaranteeing the payment of the liability. Estimates are based on various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environmental liability may occur periodically due to potential changes in estimates and assumptions. The liability has been determined based on estimated costs to remediate as well as post-closure costs which are assumed over an approximate 30-year period and assumes an annual inflation rate of 2.4%. The Company deposited an additional $0.4 million into a trust during the first quarter of 2026 in connection with the environmental liabilities, which is presented in other long-term assets in the condensed consolidated balance sheet. As of June 30, 2026, there was $1.8 million held in the trust.

Commitments
The Company entered into a contract with Empire Pipeline Incorporated (“Empire”) in September 2020, which provides for the transportation to its pipeline of 15,000 dekatherms of natural gas per day, approximately $0.2 million per month. The contract ends in September 2030 and may be terminated by either party with 12 months’ notice after the initial 10-year period.
In January 2024, the Company entered into a five-year capacity lease agreement, which provides the Company with 7.5 MW of self-mining capacity. The Company began mining in April 2024. During the six months ended June 30, 2026, the Company recognized $1.5 million of variable costs in connection with the capacity lease agreement, which is included within Cost of revenue - cryptocurrency mining (exclusive of depreciation and amortization) in the condensed consolidated statements of operations and comprehensive loss. There was $2.0 million variable lease cost in connection with the capacity lease agreement during the six months ended June 30, 2025.
In June 2024, the Company entered into an operating lease, which has a term of five years. The Company recorded a ROU asset and lease liability of $0.2 million, which are included in Other long-term assets and Other long-term liabilities, respectively, upon commencement of such operating lease in August 2024.

11. CONCENTRATIONS
The Company has a single hosting customer that accounted for 12% and 47% of the Company’s revenue during the three months ended June 30, 2026 and 2025, respectively, and 3% and 37% of the Company’s revenue during the six months ended June 30, 2026 and 2025, respectively. The single hosting customer has the option to terminate the hosting agreement with 6 months’ notice.
For the Company’s self-mining operations, the Company considers its mining pool operators to be its customers. The Company has historically used a limited number of pool operators that have operated under contracts with a one-day term, which allows Vulcan the option to change pool operators at any time. Revenue from the Company’s pool operator customers accounted for approximately 5% and 44% of total revenue for the three months ended June 30, 2026 and 32% and 0% of total revenue for the three months ended June 30, 2025, as well as approximately 2% and 12% of total revenue for the six months ended June 30, 2026 and 26% and 0% of total revenue for the six months ended June 30, 2025.
The Company has one major power customer, NYISO, that accounted for 39% and 20% of its revenue for the three months ended June 30, 2026 and 2025, respectively, and 82% and 37% of the Company’s revenue during the six months ended June 30, 2026 and 2025, respectively.

The Company has one natural gas vendor that accounted for approximately 20% and 35% of cost of revenue for the three months ended June 30, 2026 and 2025, respectively, and 47% and 47% of the Company’s cost of revenue during the six months ended June 30, 2026 and 2025, respectively.

12. RELATED PARTY TRANSACTIONS
As of June 30, 2026, Atlas controlled 66.1% of the voting power of the Company’s outstanding capital stock. As a result, the Company is a “controlled company” within the meaning of Nasdaq’s corporate governance standards.

Strategic Investment and PIPE Transaction
On July 19, 2026, Atlas Holdco, an affiliate of the Company’s controlling stockholder, agreed to purchase 2,923,976 shares of the Company’s Class A common stock in the PIPE Transaction for an aggregate purchase price of $5.0 million. Jordan Kovler, the Company’s Chief Executive Officer and a director of the Company, Christian Mulvihill, the Company’s Chief Financial Officer, and Dale Irwin, the Company’s President, each agreed to purchase 58,479 shares of Class A common stock for an aggregate purchase price of $0.1 million. George (Ted) Rogers, a director of the Company, agreed to purchase 2,923,976 shares of Class A common stock for an aggregate purchase price of $5.0 million.

The Audit Committee of the Company’s Board of Directors reviewed the related party aspects of the PIPE Transaction, including the participation of the foregoing related parties in the PIPE Transaction and the terms of the transactions involving such related parties, in accordance with the Company’s related party transactions policy and determined that such transactions were negotiated on an arm’s-length basis with the non-affiliated lead investor and are fair to, and in the best interests of, the Company and its stockholders. As of the date these unaudited condensed consolidated financial statements were issued, the PIPE Transaction has not closed and none of the foregoing securities has been issued.

Letters of Credit
Atlas obtained a letter of credit from a financial institution in the amount of $5.0 million at June 30, 2026 and December 31, 2025, payable to the NYSDEC. This letter of credit guarantees the current value of the Company’s landfill environmental trust liability. See Note 10, “Commitments and Contingencies” for further details.

Atlas also has a letter of credit from a financial institution in the amount of $3.6 million at June 30, 2026 and December 31, 2025, payable to Empire in the event the Company should not make contracted payments for costs related to a pipeline interconnection project the Company has entered into with Empire.
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
Equity Interest Payment Agreement
The Company entered into the Equity Interest Payment Agreement, pursuant to which, as consideration for the continued credit support provided by certain Atlas affiliates in respect of the letters of credit described in Note 9, “Stockholders’ Deficit,” the Company is required to pay interest at a rate of 8.5% per annum. The Company recognized interest expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2026, respectively, in connection with the Equity Interest Payment Agreement.
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
Other
Affiliates of Atlas from time to time incur certain costs for the benefit of the Company, which are fully reimbursed by the Company. The Company did not reimburse Atlas or its affiliates for any such costs during the three and six months ended June 30, 2026.
13. SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION
Contract liabilities
At times, the Company receives payments from customers before revenue is recognized, resulting in the recognition of a contract liability presented on the condensed consolidated balance sheets.
Changes in the contract liability balance for the six months ended June 30, 2026 were as follows:

$ in thousands	Contract Liabilities
Balance as of December 31, 2025	$2,320
Revenue recognized	(757)
Deposits received	960
Balance as of June 30, 2026	$2,523
The increase in contract liabilities during the six months ended June 30, 2026 is due to prepayments received from the Company’s hosting customer in excess of revenue earned during this period. The decrease in hosting revenue resulted from increased curtailment of the aging hosted miner fleet amid unfavorable hosting economics.
Prepaid expenses and other current assets
The following table provides additional details of prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025:

$ in thousands	June 30, 2026	December 31, 2025

Electric deposits	$150	$—
Prepaid insurance	271	956
Natural gas deposits	1,025	67
Other	554	519
Total	$2,000	$1,542
Other long-term assets
The following table provides additional details of other long-term assets as of June 30, 2026 and December 31, 2025:

$ in thousands	June 30, 2026	December 31, 2025
Restricted investments - environmental trust	$1,757	$1,341
Security deposit	351	351
Other	450	464
Other long-term assets	$2,558	$2,156

Emissions and carbon offset credits
During the six months ended June 30, 2026, the Company sold 50,000 Regional Greenhouse Gas Initiative ("RGGI") credits with a carrying value of $1.2 million for proceeds of $2.4 million, resulting in a gain of $1.2 million, which is included in loss (gain) on sale of assets in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.
Supplemental cash flow information
The Company had the following non-cash investing and financing activities:

	Six Months Ended June 30,
$ in thousands	2026	2025
Property and equipment purchases in accounts payable	$34	$34
Common stock issued in exchange for reduction in debt	2,064	1,462
Shares issued to settle extension fees and accrued interest for stand-by letters of credit	259	1,489
The following table provides supplemental cash flow information for cash paid for interest:

	Six Months Ended June 30,
$ in thousands	2026	2025
Cash paid for interest	$1,692	$2,874

14. DIGITAL ASSETS
The following table presents the Company’s bitcoin holdings as of June 30, 2026 and December 31, 2025 (in thousands, except bitcoin held):

Digital assets holdings	June 30, 2026	December 31, 2025
Number of bitcoin held	103.0	74.0
Carrying basis of bitcoin	$9,596	$8,042
Fair Value of bitcoin	$6,027	$6,477
The carrying basis represents the valuation of bitcoin at the time the Company earns the bitcoin through mining activities.
The following table represents a reconciliation of the fair values of the Company’s digital assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Digital assets:	2026	2025	2026	2025
Beginning balance at fair value	$6,658	$8,405	$6,477	$6,950
Additions	1,685	4,235	3,487	8,461
Dispositions	(1,253)	(7,439)	(1,253)	(9,222)
Loss on digital assets	(1,063)	2,098	(2,684)	1,110
Ending balance	$6,027	$7,299	$6,027	$7,299
All additions of digital assets were the result of bitcoin generated by the Company’s cryptocurrency mining operations. All dispositions of digital assets were the result of sales on the open market to fund Company operations.
The Company’s bitcoin holdings are not subject to contractual sale restrictions. As of June 30, 2026, the Company held no other digital assets.

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
As of June 30, 2026 and December 31, 2025, the carrying amount of accounts receivable, prepaid expenses and other assets, emissions and carbon offset credits, accounts payable, accrued expenses, accrued emissions expense, and other short-term liabilities approximated their fair value due to their relatively short maturities. The carrying amount of long-term debt, net of current portion, approximates its fair value due to the fact that the interest rates on these obligations are consistent with prevailing market rates for instruments with similar credit risk and maturities.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,477	$—	$—	$6,477

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$6,027	$—	$—	$6,027
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
There were no impairment charges for the three and six months ended June 30, 2026 and June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in thousands	2026	2025	2026	2025
Segment revenue	$3,385	$12,861	$24,219	$32,103
Less:
Natural gas expense	1,638	4,434	12,043	13,251
Electricity for mining expense	794	1,250	1,577	2,495
Emissions expense	2,415	2,389	4,383	4,854
Hosting fee expense	93	147	230	295
Other cost of revenue (a)	3,229	3,631	7,064	5,954
Segment gross profit	$(4,784)	$1,010	$(1,078)	$5,254

Selling, general and administrative	3,917	3,106	7,830	5,882
Depreciation and amortization	1,103	3,179	3,764	6,310
Loss (gain) on digital assets	1,063	(2,098)	2,684	(1,110)
Loss (gain) on sale of assets	(1,227)	218	(1,165)	355
Gain on insurance proceeds	—	—	—	(399)
Interest expense, net	301	758	468	3,613
Gain on settlement of related party liability	(28)	—	(65)	—
Loss on liquidation of subsidiary	—	—	—	348
Other income, net	(14)	(1)	(111)	(19)
Benefit from income taxes	(2)	(34)	(2)	(44)
Segment net loss	$(9,897)	$(4,118)	$(14,481)	$(9,682)

(a) Other cost of revenue primarily consists of labor and repairs and maintenance expenses

17. SUBSEQUENT EVENTS
Strategic Investment and PIPE Transaction
On July 19, 2026, the Company entered into subscription agreements with MIG, Atlas Holdco, Conversant and the Other Investors (collectively, the “PIPE Investors”) in connection with the PIPE Transaction.
Pursuant to the subscription agreements, and subject to the satisfaction or waiver of the applicable closing conditions, the Company has agreed to issue and sell to the PIPE Investors an aggregate of 17,146,190 PIPE Shares at a purchase price of $1.71 per share, and to MIG (i) the MIG Convertible Note in the principal amount of $10.0 million, which is convertible into shares of the Company’s Class A common stock, and (ii) the MIG Warrant to purchase 1,754,386 shares of Class A common stock at an initial exercise price of $1.71 per share. Subject to the closing of the PIPE Transaction, the Company expects to receive aggregate gross proceeds of approximately $39.4 million, before deducting transaction-related expenses.
The MIG Convertible Note, if issued, will accrue interest at a rate of 10.0% per annum, payable in kind monthly and added to its accreted principal amount, and will mature on the third anniversary of its issuance. MIG will have the right, in its sole discretion, to convert all or any portion of the accreted principal amount of the MIG Convertible Note, including any accrued and unpaid PIK interest thereon, into shares of the Company’s Class A common stock at an initial conversion price of $2.1375 per share, subject to adjustment as provided therein. The conversion right may be exercised at any time after the later of (i) the issuance date of the MIG Convertible Note and (ii) the date on which the regulatory approvals from the Federal Energy Regulatory Commission and the New York State Public Service Commission (collectively, the “Regulatory Approvals”), including prior to, on or after the maturity date.

Subject to the closing of the PIPE Transaction, the Company intends to use the net proceeds primarily to redeem the remaining approximately $33.1 million in aggregate principal amount of its outstanding Senior Notes, with any remaining net proceeds to be used for general corporate purposes, including funding the predevelopment of the Company’s operations located in Dresden, New York and Columbus, Mississippi. This disclosure does not constitute a notice of redemption with respect to the Senior Notes, and any redemption will be made only in accordance with the terms and conditions of the indenture and supplemental indenture governing the Senior Notes.

The closing of the PIPE Transaction is subject to the satisfaction or waiver of certain closing conditions set forth in the subscription agreements, including, among others, (i) approval for listing on Nasdaq, subject to official notice of issuance, of the PIPE Shares, the MIG Conversion Shares and the MIG Warrant Shares, (ii) the execution and delivery of certain ancillary agreements, including investor rights agreements with MIG and Atlas Holdco, (iii) with respect to the MIG subscription agreement, the delivery of a security agreement and other related security documents relating to collateral pledged to secure the MIG Convertible Note, including miners located at the Company’s facilities in Dresden, New York and Underwood, North Dakota, a deed of trust with respect to the Company’s powered land located in Columbus, Mississippi, a pledge of the equity interests in the entity that owns such land and subsidiary guaranties from the entities that own such collateral, and (iv) the receipt by the Company of aggregate gross proceeds pursuant to the subscription agreements of not less than $30.0 million.

On July 19, 2026, stockholders of the Company holding a majority of the voting power of the Company’s outstanding capital stock entitled to vote at a meeting of stockholders as of July 17, 2026, the record date, acting by written consent in lieu of a meeting, approved the issuance of the PIPE Securities for purposes of Nasdaq Listing Rule 5635(b). In accordance with Rule 14c-2 under the Exchange Act, the actions approved pursuant to such written consent will not become effective until at least 20 calendar days following the date on which the Schedule 14C Information Statement to be filed by the Company with the SEC is first sent or given to the Company’s stockholders.

As of the date these unaudited condensed consolidated financial statements were issued, the PIPE Transaction had not closed, the Company had not received any proceeds from the PIPE Transaction and none of the PIPE Securities had been issued. There can be no assurance that the PIPE Transaction will be completed on the anticipated terms or at all.

Name and Ticker Change

On July 20, 2026, in connection with the Company’s entry into the PIPE Transaction, the Company filed a Certificate of Amendment (the “Name Change Amendment”) to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to change its corporate name from Greenidge Generation Holdings Inc. to Vulcan Infrastructure and Power Inc. The Name Change Amendment became effective immediately upon filing. In addition, the Company’s Board of Directors approved Amendment No. 1 (the “Bylaw Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”), effective upon the effectiveness of the Name Change Amendment. The Bylaw Amendment replaces all references in the Company’s Bylaws to “Greenidge Generation Holdings, Inc.” with “Vulcan Infrastructure and Power Inc.” to reflect the Company’s name change. The Company’s Class A common stock began trading on Nasdaq under the symbol “VIP” on July 24, 2026. The Senior Notes continue to be traded on Nasdaq under the symbol “GREEL.”
Equity Interest Payment
On July 6, 2026, the Company issued an aggregate of 114,199 shares of the Company’s Class A common stock to settle the interest payment obligation for the second quarter of 2026 in the amount of $0.2 million in connection with the Equity Interest Payment Agreement, a related party transaction approved by the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with the audited financial statements and the related notes thereto of Vulcan Infrastructure and Power Inc. (formerly Greenidge Generation Holdings Inc.), together with its consolidated subsidiaries (“Vulcan” or the “Company”), for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K and the unaudited interim financial statements and related notes thereto of the Company for the three and six months ended June 30, 2026 included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains certain forward-looking statements that reflect plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” disclosed in Item 1A to Part I of Vulcan’s Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q, and “Cautionary Statement Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. For purposes of this section, “Vulcan,“ “the Company,” “we,” “us” and “our” refer to Vulcan Infrastructure and Power Inc. together with its consolidated subsidiaries. You should carefully read “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.
Overview
We are a developer and operator of datacenters and powered assets designed to support energy-intensive computing workloads. We have historically built, maintained and operated datacenters focused on bitcoin mining, together with related power generation and electric infrastructure. We are pursuing a transition to a power and infrastructure platform focused on acquiring, developing and operating energized sites supporting AI and HPC datacenters and local electricity grids.
We own and operate a vertically integrated cryptocurrency datacenter and power generation facility in Torrey, New York (the “New York Facility”), which includes a natural gas power generation plant with approximately 106 megawatt (“MW”) of nameplate capacity. We also own a 34-acre greenfield site in Columbus, Mississippi, which we expect will provide access to 40 MW of datacenter capacity by the third quarter of 2027. Additionally, we have 7.5 MW of self-mining capacity in North Dakota (the “North Dakota Facility”) through a five-year lease which provides us with energy access to support our cryptocurrency mining operations. We operated 7 MW of self-mining capacity at a facility in Mississippi prior to the sale of such facility on September 16, 2025.
We generate revenue from three primary sources: (1) power and capacity, (2) datacenter hosting, and (3) cryptocurrency mining.
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
Recent Developments
Strategic Investment and PIPE Transaction
On July 19, 2026, we entered into subscription agreements with MIG REF II INFR, LLC (“MIG”), Atlas GREE Investment Holdco LLC (“Atlas Holdco”), Conversant PIF Aggregator A LP (“Conversant”) and certain other investors, including certain of our officers and a director (collectively, “PIPE Investors”), in connection with a private investment in public equity financing transaction (the “PIPE Transaction”).
Pursuant to the subscription agreements, we have agreed to issue and sell to such investors an aggregate of 17,146,190 shares of our Class A common stock at a purchase price of $1.71 per share (the “PIPE Shares”). In addition, we have agreed to issue to MIG a senior secured convertible promissory note in the principal amount of $10.0 million (the “MIG Convertible Note”), which is convertible into shares of our Class A common stock (the “MIG Conversion Shares”), and a three-year warrant (the “MIG Warrant”) to purchase 1,754,386 shares of our Class A common stock at an initial exercise price of $1.71 per share (the “MIG Warrant Shares” and, collectively with the PIPE Shares, the MIG Convertible Note, the MIG Conversion Shares and the MIG Warrant, the “PIPE Securities”). Subject to closing of the PIPE Transaction, we expect to receive aggregate gross proceeds of approximately $39.4 million, before deducting transaction-related expenses.

We intend to use the net proceeds from the PIPE Transaction primarily to redeem the remaining approximately $33.1 million in aggregate principal amount of our outstanding 8.50% Senior Notes due October 2026 (the “Senior Notes”), with any remaining net proceeds to be used for general corporate purposes, including funding the predevelopment of our operations located in Dresden, New York and Columbus, Mississippi. The foregoing does not constitute a notice of redemption with respect to the Senior Notes.

The PIPE Transaction is also intended to support our ongoing transition to a power and infrastructure platform focused on acquiring, developing and operating energized sites supporting AI and HPC datacenters and local electricity grids. We believe that the participation of affiliates of Machine Investment Group, LP, Conversant Capital, LLC and Atlas Holdings LLC will provide strategic benefits to us given their respective operational and investment experience in the infrastructure and energy sectors.

The closing of the PIPE Transaction is subject to the satisfaction or waiver of certain closing conditions set forth in the subscription agreements, including, among others, (i) approval for listing on Nasdaq, subject to official notice of issuance, of the PIPE Shares, MIG Conversion Shares and MIG Warrant Shares, (ii) the execution and delivery of certain ancillary agreements, including investor rights agreements with MIG and Atlas Holdco, (iii) with respect to the MIG subscription agreement, the delivery of a security agreement and other related security documents relating to collateral pledged to secure the MIG Convertible Note, including miners located at our facilities in Dresden, New York and Underwood, North Dakota, a deed of trust with respect to our powered land located in Columbus, Mississippi, a pledge of the equity interests in our entity that owns such land and subsidiary guaranties from our entities that own such collateral, and (iv) the receipt by us of aggregate gross proceeds pursuant to the subscription agreements of not less than $30.0 million.

On July 19, 2026, our stockholders holding a majority of the voting power of our outstanding capital stock entitled to vote at a meeting of stockholders as of July 17, 2026, the record date, acting by written consent in lieu of a meeting of stockholders, approved the issuance of the PIPE Securities for purposes of Nasdaq Listing Rule 5635(b). The Board determined that such approval was required because the issuance of the PIPE Shares and the potential issuance of the MIG Conversion Shares and MIG Warrant Shares would result in a change of control for purposes of Nasdaq Listing Rule 5635(b). The actions approved by the stockholders pursuant to such written consent will not become effective until at least 20 calendar days following the date on which the Schedule 14C Information Statement to be filed by us with the SEC is first sent or given to our stockholders.

Each subscription agreement may be terminated prior to closing by mutual written consent of the respective parties thereto, in certain circumstances involving an uncured material breach as provided therein, or if the closing of the PIPE Transaction has not occurred on or before October 10, 2026, subject to certain exceptions.

In connection with the closing of the PIPE Transaction, we have agreed to enter into investor rights agreements with each of MIG and Atlas Holdco and to reconstitute our Board so that it consists of ten directors upon such closing, consisting of four directors nominated by Atlas Holdco, two independent directors identified by MIG, one independent director identified by Atlas Holdco, our Chief Executive Officer and two independent directors identified by us, one of whom, subject to the terms of the Conversant subscription agreement, will be nominated by Conversant. The directors identified by MIG, Atlas Holdco and us will be subject to the applicable independence requirements and consent rights set forth in the investor rights agreements. On the date the regulatory approvals required by the MIG subscription agreement have been obtained, we have agreed to further reconstitute our Board so that it consists of eight directors, consisting of one director nominated by MIG, one director nominated by Atlas Holdco, our Chief Executive Officer, two independent directors identified by MIG, one independent director identified by Atlas Holdco and two independent directors identified by us, one of whom, subject to the terms and conditions of the Conversant subscription agreement, will be nominated by Conversant. MIG, Atlas Holdco and Conversant will also receive continuing Board nomination rights, and MIG and Atlas Holdco will receive non-voting Board observer rights and rights to designate the members of a two-member Capital Committee of our Board, in each case subject to the applicable ownership thresholds. The PIPE Investors will receive certain participation and registration rights. MIG and Atlas Holdco will also have the right to receive certain project-level acquisition fees and/or promote incentives in connection with services provided to us relating to identifying potential powered land acquisition opportunities and prospective tenants, subject to the approvals and other limitations provided in the applicable investor rights agreement.

As of the date of this Quarterly Report on Form 10-Q, the PIPE Transaction has not closed, we have not received any proceeds from the PIPE Transaction and none of the PIPE Securities have been issued. The completion of the PIPE Transaction is not assured and remains subject to the satisfaction or waiver of the applicable closing conditions. For additional information regarding the PIPE Transaction, see Note 17, “Subsequent Events — Strategic Investment and PIPE Transaction,” to our unaudited condensed consolidated financial statements.

Privately Negotiated Exchange Agreements
On May 29 and June 1, 2026, we entered into separate privately negotiated exchange agreements (collectively, the “Exchange Agreements”), under which we issued an aggregate of 1,162,221 shares of our Class A common stock in exchange for $2.1 million aggregate principal amount of our Senior Notes, as described under Note 5, “Debt—Privately Negotiated Exchange Agreements.” The transactions were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act.
Exchange Offer
On April 10, 2026, pursuant to the Exchange Offer, we exchanged $1.4 million in aggregate principal amount of our Senior Notes for approximately $1.5 million in aggregate principal amount of our New Notes and issued 114,890 shares of our Class A common stock, as described under Note 5, “Debt—Exchange Offer.” The transactions were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act.

Results from Operations - Three Months Ended June 30, 2026
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the three months ended June 30, 2026 versus the three months ended June 30, 2025, unless otherwise specified.

	Three Months Ended June 30,		Variance
	2026	2025	$	%
REVENUE:
Datacenter hosting	$390	$6,036	$(5,646)	(94)%
Cryptocurrency mining	1,685	4,235	(2,550)	(60)%
Power and capacity	1,310	2,590	(1,280)	(49)%
Total revenue	3,385	12,861	(9,476)	(74)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation and amortization)	8,169	11,851	(3,682)	(31)%
Selling, general and administrative	3,917	3,106	811	26%
Depreciation and amortization	1,103	3,179	(2,076)	(65)%
Loss (gain) on digital assets	1,063	(2,098)	3,161	(151)%
Loss (gain) on sale of assets	(1,227)	218	(1,445)	(663)%
Total operating costs and expenses	13,025	16,256	(3,231)	(20)%
Operating loss	(9,640)	(3,395)	(6,245)	184%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(301)	(758)	457	(60)%
Gain on settlement of related party liability	28	—	28	N/A
Other income, net	14	1	13	1300%
Total other expense, net	(259)	(757)	498	(66)%
Loss from operations before income taxes	(9,899)	(4,152)	(5,747)	138%
Benefit from income taxes	(2)	(34)	32	(94)%
Net loss	$(9,897)	$(4,118)	$(5,779)	140%

Other Financial Data (a)
EBITDA	$(8,495)	$(215)	$(8,280)	3851%
as a percent of revenues	(251.0)%	(1.7)%
Adjusted EBITDA	$(6,701)	$381	$(7,082)	(1859)%
as a percent of revenues	(198.0)%	3.0%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Key Metrics
The following table provides a summary of key metrics related to the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2026	2025	$	%
Revenue
Datacenter hosting	$390	$6,036	$(5,646)	(94)%
Cryptocurrency mining	1,685	4,235	(2,550)	(60)%
Power and capacity	1,310	2,590	(1,280)	(49)%
Total revenue	$3,385	$12,861	$(9,476)	(74)%
Components of revenue as % of total
Datacenter hosting	11%	47%
Cryptocurrency mining	50%	33%
Power and capacity	39%	20%
Total revenue	100%	100%
MWh
Datacenter hosting	8,957	97,284	(88,327)	(91)%
Cryptocurrency mining	32,712	51,235	(18,523)	(36)%
Power and capacity	41,333	36,017	5,316	15%
Revenue per MWh
Datacenter hosting	$44	$62	$(18)	(29)%
Cryptocurrency mining	$52	$83	$(31)	(37)%
Power and capacity	$32	$72	$(40)	(56)%
Cost of revenue (exclusive of depreciation and amortization)
Datacenter hosting	$800	$6,577	$(5,777)	(88)%
Cryptocurrency mining	$2,738	$2,963	$(225)	(8)%
Power and capacity	$4,631	$2,311	$2,320	100%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Datacenter hosting	$89	$68	$21	31%
Cryptocurrency mining	$84	$58	$26	45%
Power and capacity	$112	$64	$48	75%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	5	67	(62)	(93)%
Cryptocurrency mining	24	43	(19)	(44)%
Total bitcoins produced	29	110	(81)	(74)%

Average bitcoin price	$71,750	$98,830	$(27,080)	(27)%
Average active hash rate (EH/s) Company-owned miners	578,130	923,890	(345,760)	(37)%
Average active hash rate (EH/s) Hosted miners	120,260	1,423,930	(1,303,670)	(92)%
Average difficulty	134.7 T	122.6 T	12.1 T	10%

Revenue

At June 30, 2026, our datacenter operations consisted of approximately 23,500 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, were associated with our datacenter hosting and 6,500 miners, or 1 EH/s, were associated with our cryptocurrency mining.

During the three months ended June 30, 2026, the Dresden plant was offline for approximately 35 days in order to complete the replacement of the switchgear damaged in November 2025, as well as for normal annual maintenance, upgrades and repairs. This has negatively impacted revenue as well as cost of revenue for the three-month period due to the lost power and self-mining revenue, the incremental costs incurred for repairs and higher fixed costs incurred with no revenue for the shutdown period. The Company expects that the maintenance, upgrades and repairs completed during the extended outage will support the Dresden plant’s operating reliability and uptime going forward.

Power and capacity revenue
Power and capacity revenue at our New York Facility is earned when we sell capacity and energy and ancillary services to the wholesale power grid managed by the New York Independent System Operator (“NYISO”). Through these sales, we earn revenue in three streams, including: (1) power revenue received based on the hourly price of power; (2) capacity revenue for committing to sell power to the NYISO when dispatched; and (3) other ancillary service revenue received as compensation for the provision of operating reserves. Our power and capacity revenue decreased by $1.3 million, or 49%, to $1.3 million during the three months ended June 30, 2026. We estimate that higher power and capacity sales volume due to increased demand caused revenue increases of approximately 21%, offset by decreases caused by selling price decreases of 3%. Additionally, power revenue was reduced by $1.7 million, which comprised 68% of the overall decrease, as a result of a non-recurring NYSEG contract pricing settlement relating to the temporary plant power configuration that occurred after the switchgear malfunction. The switchgear repairs also kept us offline for five weeks, resulting in a further reduction of revenue during the three months ended June 30, 2026.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with application-specific integrated circuit computers (“ASICs” or “miners”) owned by us. Our cryptocurrency mining revenue decreased by $2.6 million, or 60%, to $1.7 million.

In the three months ended June 30, 2026 we decreased our mining capacity by 7.5 MW as compared to the prior year period as a result of the sale of the Mississippi site in September 2025.

We estimate that approximately 36% of the decrease was attributable to a 10% increase in the global bitcoin mining difficulty factor, combined with a 27% decrease in the average price of bitcoin. Approximately 24% of the overall revenue decrease was attributable to a 37% decrease in self-mining hashrate due to the extended plant shutdown and the sale of the Mississippi site which contributed to 61% of the overall megawatt hours (“MWh”) decrease from the prior year period.

At June 30, 2026, the miners associated with our cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	400
Bitmain S19 Pro	200
Bitmain S19j Pro	100
Bitmain S19 XP	4,300
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
6,500

As of June 30, 2026, our fleet of miners ranged in age from 1.3 to 4.8 years and had an average age of approximately 2.8 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2026, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 20.8 J/TH. The costs of cryptocurrency mining revenue were elevated during the three months ended June 30, 2026 due to costs incurrent in connection with the extended Dresden outage and the impact of reduced self-mining activity during the outage. We expect that the maintenance, upgrades and repairs completed during the extended outage will support the Dresden plant’s operating reliability and uptime going forward. Until all or a portion of Dresden capacity is deployed for an AI or HPC customer, cryptocurrency mining provides a flexible means of monetizing available power capacity during periods when prevailing input costs and other mining economics are favorable.

The table below presents the average cost of mining each bitcoin for the three months ended June 30, 2026 and 2025:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Cost to mine one bitcoin(1)	$114,083	$68,907
Value of each bitcoin mined(2)	$70,208	$98,488
Cost to mine one bitcoin as % of value of bitcoin mined	162.5%	70.0%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $0.4 million for the three months ended June 30, 2026 and $6.0 million for the three months ended June 30, 2025. This decrease of $5.6 million was primarily due to a 91% decrease in hosting MWhs, as well as a 27% decrease in the average price of bitcoin. The decrease in hosting MWhs resulted from curtailment of the hosted miner fleet, which consisted largely of older-generation miners, as hosting economics were not favorable during the period.
Cost of revenue (exclusive of depreciation and amortization)

	Three Months Ended June 30,		Variance
$ in thousands	2026	2025	$	%
Datacenter hosting	$800	$6,577	$(5,777)	(88)%
Cryptocurrency mining	2,738	2,963	(225)	(8)%
Power and capacity	4,631	2,311	2,320	100%
Total cost of revenue (exclusive of depreciation and amortization)	$8,169	$11,851	$(3,682)	(31)%
As a percentage of total revenue	241.3%	92.1%
Total cost of revenue, exclusive of depreciation and amortization, decreased by $3.7 million, or 31%, to $8.2 million during the three months ended June 30, 2026, compared to the prior-year period. We estimate that the decrease was driven primarily by an approximately 24% reduction attributable to lower natural gas costs, of which 57% was due to the lower usage of the plant combined with a 10% reduction in average prices, and an approximately 7% reduction attributable to a lower sales tax expense, as the second quarter of 2025 included sales tax expense resulting from a sales tax audit that did not occur in the current quarter. These decreases were offset by incremental repair and maintenance costs of $2.2 million related to the switchgear that malfunctioned in November 2025.

Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $0.8 million, or 26%, to $3.9 million for the three months ended June 30, 2026, compared to the prior-year period. The main drivers of the increase in selling, general and administrative expenses were:

•An increase of approximately $0.2 million in professional fees primarily driven by an increase in legal costs related to the filing of our registration statement on Form S-3;

•An increase of approximately $0.4 million due to increased business development costs related to beneficial use of CCR's during the three months ended June 30, 2026, compared to the prior-year period; and

•An increase of $0.2 million increase in information technology and other corporate costs during the three months ended June 30, 2026 , compared to the prior-year period.
Depreciation and amortization
Depreciation and amortization expense decreased by $2.1 million, or 65%, to $1.1 million for the three months ended June 30, 2026, compared to the prior-year period, due to a lower depreciable asset base at the end of the period.
Loss (gain) on digital assets
We recognized a loss on digital assets of $1.1 million for the three months ended June 30, 2026, which comprised a $1.0 million unrealized loss on digital assets held in treasury as a result of a decrease in the closing price of bitcoin during the quarter and a $0.1 million realized loss on sales of bitcoin during the quarter. We recognized a gain on digital assets of $2.1 million for the three months ended June 30, 2025, which consisted of a $1.6 million unrealized gain on bitcoin held in treasury, and $0.5 million realized gain on sale of bitcoin during the quarter.
Loss (gain) on sale of assets
We recognized a gain on the sale of assets of $1.2 million for the three months ended June 30, 2026 as a result of selling emissions credits. We recognized a loss of $0.2 million on the sale of assets during the three months ended June 30, 2025.
Operating loss
As a result of the factors described above, we reported operating loss for the three months ended June 30, 2026 of $9.6 million, compared to an operating loss of $3.4 million in the three months ended June 30, 2025.
Total other income (expense), net
During the three months ended June 30, 2026, total other expense, net, decreased by $0.5 million, or 66%, to $0.3 million, primarily due to a decrease of approximately $0.5 million decrease in interest expense on long-term debt as a result of troubled debt restructuring.
Benefit from income taxes
Our effective tax rate for the three months ended June 30, 2026 and 2025 was 0% and 1%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss
As a result of the factors described above, we recognized a net loss of $9.9 million for the three months ended June 30, 2026, compared to a net loss of $4.1 million for the three months ended June 30, 2025.

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
EBITDA (loss) and Adjusted EBITDA (loss)
“EBITDA” is defined as earnings before taxes, interest, and depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA adjusted for stock-based compensation and other special items determined by management, including, but not limited to gains or losses on sales of assets, settlements of related party liabilities, contract pricing settlements and switchgear repairs, as they are not indicative of business operations. EBITDA and Adjusted EBITDA are intended as supplemental measure of our performance that is neither required by, nor presented in accordance with, U.S. GAAP. Management believes that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating EBITDA and Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that its future results will be unaffected by unusual or non-recurring items.
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

	Three Months Ended June 30,		Variance
	2026	2025	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(9,897)	$(4,118)	$(5,779)	140%
Benefit from income taxes	(2)	(34)	32	(94)%
Interest expense, net	301	758	(457)	(60)%
Depreciation and amortization	1,103	3,179	(2,076)	(65)%
EBITDA	(8,495)	(215)	(8,280)	3851%
Stock-based compensation	403	378	25	7%
Loss (gain) on sale of assets	(1,227)	218	(1,445)	(663)%
Gain on settlement of related party liability	(28)	—	(28)	N/A
Contract pricing settlements	1,732	—	1,732	N/A
Switchgear repairs	914	—	914	N/A
Adjusted EBITDA	$(6,701)	$381	$(7,082)	(1859)%

	Three Months Ended June 30,		Variance
	2026	2025	$	%
Adjusted Free Cash Flow
Net cash flow used for operating activities	$(4,341)	$(4,797)	$456	(10)%
Revenues from digital assets production	1,685	4,235	(2,550)	(60)%
Purchases of and deposits for property and equipment	—	(1,558)	1,558	(100)%
Adjusted Free Cash Flow	$(2,656)	$(2,120)	$(536)	25%

	As of June 30,	As of December 31,	Variance
	2026	2025	$	%
Net Debt
8.50% Senior Notes due 2026	$33,138	$36,664	$(3,526)	(10)%
10.0% Senior Notes due 2030	3,740	2,280	1,460	64%
Total Debt	36,878	38,944	(2,066)	(5)%
Less:
Cash and cash equivalents	(3,197)	(19,572)	16,375	(84)%
Digital assets	(6,027)	(6,477)	450	(7)%
Net Debt	$27,654	$12,895	$14,759	114%
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

Results from Operations - Six Months Ended June 30, 2026
The following table (in thousands) sets forth key components of our results from operations and should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the six months ended June 30, 2026 versus the six months ended June 30, 2025, unless otherwise specified.

	Six Months Ended June 30,		Variance
	2026	2025	$	%
REVENUE:
Datacenter hosting	$756	$11,865	$(11,109)	(94)%
Cryptocurrency mining	3,487	8,461	(4,974)	(59)%
Power and capacity	19,976	11,777	8,199	70%
Total revenue	24,219	32,103	(7,884)	(25)%
OPERATING COSTS AND EXPENSES:
Cost of revenue (exclusive of depreciation and amortization)	25,297	26,849	(1,552)	(6)%
Depreciation and amortization	3,764	6,310	(2,546)	(40)%
Selling, general and administrative	7,830	5,882	1,948	33%
Loss (gain) on digital assets	2,684	(1,110)	3,794	(342)%
Loss (gain) on sale of assets	(1,165)	355	(1,520)	(428)%
Gain on insurance proceeds	—	(399)	399	(100)%
Total operating costs and expenses	38,410	37,887	523	1%
Operating loss	(14,191)	(5,784)	(8,407)	145%
OTHER INCOME (EXPENSE), NET:
Interest expense, net	(468)	(3,613)	3,145	(87)%
Loss on liquidation of subsidiary	—	(348)	348	(100)%
Gain on settlement of related party liability	65	—	65	N/A
Other income, net	111	19	92	484%
Total other expense, net	(292)	(3,942)	3,650	(93)%
Loss from operations before income taxes	(14,483)	(9,726)	(4,757)	49%
Benefit from income taxes	(2)	(44)	42	(95)%
Net loss from operations	$(14,481)	$(9,682)	$(4,799)	50%

Other Financial Data (a)
EBITDA	$(10,251)	$197	$(10,448)	(5304)%
as a percent of revenues	(42.3)%	0.6%
Adjusted EBITDA	$(6,565)	$1,422	$(7,987)	(562)%
as a percent of revenues	(27.1)%	4.4%
(a)Metrics under Other Financial Data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Measures and Reconciliations” section of this MD&A.

Key Metrics
The following table provides a summary of key metrics related to the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Variance
$ in thousands, except $ per MWh and average bitcoin price	2026	2025	$	%
Revenue
Datacenter hosting	$756	$11,865	$(11,109)	(94)%
Cryptocurrency mining	3,487	8,461	(4,974)	(59)%
Power and capacity	19,976	11,777	8,199	70%
Total revenue	$24,219	$32,103	$(7,884)	(25)%
Components of revenue as % of total
Datacenter hosting	3%	37%
Cryptocurrency mining	14%	26%
Power and capacity	83%	37%
Total revenue	100%	100%
MWh
Datacenter hosting	17,020	181,903	(164,883)	(91)%
Cryptocurrency mining	71,259	93,457	(22,198)	(24)%
Power and capacity	171,974	113,909	58,065	51%
Revenue per MWh
Datacenter hosting	$44	$65	$(21)	(32)%
Cryptocurrency mining	$49	$91	$(42)	(46)%
Power and capacity	$116	$103	$13	13%
Cost of revenue (exclusive of depreciation and amortization)
Datacenter hosting	$1,680	$12,768	$(11,088)	(87)%
Cryptocurrency mining	$5,980	$6,045	$(65)	(1)%
Power and capacity	$17,637	$8,036	$9,601	119%
Cost of revenue per MWh (exclusive of depreciation and amortization)
Datacenter hosting	$99	$70	$29	41%
Cryptocurrency mining	$84	$65	$19	29%
Power and capacity	$103	$71	$32	45%
Cryptocurrency Mining Metrics
Bitcoins produced:
Datacenter hosting	9	134	(125)	(93)%
Cryptocurrency mining	48	88	(40)	(46)%
Total bitcoins produced	57	222	(165)	(75)%

Average bitcoin price	$74,222	$96,154	$(21,932)	(23)%
Average active hash rate (EH/s) Company-owned miners	588,120	905,130	(317,010)	(35)%
Average active hash rate (EH/s) Hosted miners	111,970	1,358,580	(1,246,610)	(92)%
Average difficulty	137.8 T	116.9 T	20.9 T	18%

Revenue
During the six months ended June 30, 2026, we increased power and capacity MWhs due to favorable power and capacity economics, while reducing MWhs dedicated to hosting services. At June 30, 2026, our datacenter operations consisted of approximately 23,500 miners with approximately 2.7 EH/s of combined capacity for both datacenter hosting and cryptocurrency mining, of which 17,000 miners, or 1.7 EH/s, were associated with our datacenter hosting and 6,500 miners, or 1 EH/s, were associated with our cryptocurrency mining.

During the six months ended June 30, 2026, the Dresden plant was off-line for approximately 35 days in order to complete the replacement of the switchgear damaged in November 2025, as well as for normal annual maintenance, upgrades and repairs. This has negatively impacted revenue as well as cost of revenue for the 6-month period due to the lost power and self-mining sales, the incremental costs incurred for repairs and higher fixed costs incurred with no revenue for the shutdown period.
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
Our power and capacity revenue increased $8.2 million, or 70%, to $20.0 million during the six months ended June 30, 2026. We estimate higher average power and capacity prices and higher power and capacity sales volume caused revenue increases of approximately 54% and 31%, respectively, as compared to the prior period. The increases in power revenue were partially offset by $1.7m, or 15% , as a result of a non-recurring NYSEG contract pricing settlement relating to the temporary plant power configuration that occurred after the switchgear malfunction. The switchgear repairs also kept us offline for five weeks, resulting in a further reduction of revenue during the six months ended June 30, 2026.

Cryptocurrency mining revenue

For our cryptocurrency mining revenue, we generate revenue in the form of bitcoin by earning bitcoin as rewards and transaction fees for supporting the global bitcoin network with ASICs owned or leased by us. Our cryptocurrency mining revenue decreased by $5.0 million, or 59%, to $3.5 million.

In the six months ended June 30, 2026 we decreased our mining capacity by 7.5 MW as compared to the prior year period as a result of the sale of the Mississippi site in September 2025.

We estimate that approximately 37% of the decrease was attributable to an 18% increase in the global bitcoin mining difficulty factor, combined with a 23% decrease in the average price of bitcoin. Approximately 22% of the overall revenue decrease was attributable to a 35% decrease in self-mining hashrate due to the extended plant shutdown and the sale of the Mississippi site which contributed to 92% of the overall MWh decrease from the prior year period.

At June 30, 2026, the miners associated with our cryptocurrency mining were comprised as follows:

Vendor and Model	Number of Miners
Bitmain S19	400
Bitmain S19 Pro	200
Bitmain S19j Pro	100
Bitmain S19 XP	4,300
Bitmain S19 Hydro	200
Bitmain S21 Pro	600
Bitmain S21+	550
AvalonMiner 1566-209	150
6,500

As of June 30, 2026, our fleet of miners ranged in age from 1.3 to 4.8 years and had an average age of approximately 2.8 years. We do not have scheduled downtime for our miners. When we have unscheduled downtime, we may from time to time replace a miner with a substitute miner in order to minimize overall fleet downtime. As of June 30, 2026, our fleet of miners ranged in efficiency from approximately 15.0 to 34.2 joules per terahash (“J/TH”) and had an average efficiency of 20.8 J/TH.

The table below presents the average cost of mining each bitcoin for the six months ended June 30, 2026 and 2025:

Cost of Mining - Analysis of Costs to Mine One Bitcoin	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cost to mine one bitcoin(1)	$124,583	$68,693
Value of each bitcoin mined(2)	$72,646	$96,148
Cost to mine one bitcoin as % of value of bitcoin mined	171.5%	71.4%
(1) Computed as cost of revenue of cryptocurrency mining divided by number of bitcoins produced from cryptocurrency mining.
(2) Computed as cryptocurrency mining revenue divided by number of bitcoins produced from cryptocurrency mining.

Datacenter hosting revenue

Under the hosting services agreement and related orders with affiliates of NYDIG ABL LLC (collectively as in effect from time to time, the “NYDIG Hosting Agreement”), we generate revenue from a reimbursement fee that covers the cost of power and direct costs associated with management of the mining facilities, a hosting fee and a gross profit-sharing arrangement. The arrangement covers substantially all of our current mining capacity at the New York Facility. We generated revenue of $0.8 million for the six months ended June 30, 2026 and $11.9 million for the six months ended June 30, 2025. This decrease of $11.1 million was primarily due to a 91% decrease in hosting MWhs, as well as an 18% increase in average difficulty and a 23% decrease in the average price of bitcoin. The decrease in hosting MWhs resulted from increased curtailment of the hosted miner fleet, which consisted largely of older-generation miners, as hosting economics became less favorable during the period.

Cost of revenue (exclusive of depreciation and amortization)

	Six Months Ended June 30,		Variance
$ in thousands	2026	2025	$	%
Datacenter hosting	$1,680	$12,768	$(11,088)	(87)%
Cryptocurrency mining	5,980	6,045	(65)	(1)%
Power and capacity	17,637	8,036	9,601	119%
Total cost of revenue (exclusive of depreciation and amortization)	$25,297	$26,849	$(1,552)	(6)%
As a percentage of total revenue	104.5%	83.6%
Total cost of revenue, exclusive of depreciation, decreased $1.6 million, or 6%, to $25.3 million during the six months ended June 30, 2026, compared to the prior-year period. We estimate that the decrease was driven primarily by an approximately 4% reduction attributable to lower natural gas costs, primarily due to 35% lower gas volumes, and a 2% reduction attributable to lower emissions costs, primarily due to lower emissions volumes. These decreases were partially offset by non-recurring repair costs of $2.2 million related to the switchgear that malfunctioned in November 2025.
Our New York Facility allocates its cost of revenue between datacenter hosting, cryptocurrency mining and power and capacity based on their respective MWh consumption on a pro rata basis.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $1.9 million, or 33%, to $7.8 million for the six months ended June 30, 2026, compared to the prior-year period. The main drivers of the increase in selling, general and administrative expenses were:
•An increase of approximately $0.7 million in professional fees primarily driven by an increase in legal costs related to the filing of our registration statement on Form S-3;

•An increase of approximately $0.4 million in payroll and benefits expense and $0.2 million in stock-based compensation expense in the six months ended June 30, 2026, compared to the prior-year period, as a result of increases in employee expenses related to the corporate overhead costs and an increase in discretionary incentive compensation; and
•An increase of approximately $0.5 million due to increased business development costs related to beneficial use of CCR's and $0.1 in other expenses incurred during the six months ended June 30, 2026, compared to the prior-year period.

Depreciation
Depreciation expense decreased $2.5 million, or 40%, to $3.8 million for the six months ended June 30, 2026, compared to the prior-year period, due to a lower depreciable asset base at the end of the period.
Gain (loss) on digital assets
We recognized a loss on digital assets of $2.7 million for the six months ended June 30, 2026 as a result of a decrease in the price of bitcoin during the six months ended June 30, 2026, which comprised a $2.6 million unrealized loss on digital assets held in treasury and a $0.1 million realized loss on sales of bitcoin during the period. There was a $0.4 million unrealized gain on digital assets and a $0.7 million realized gain on sales of bitcoin during the six months ended June 30, 2025.
Loss (gain) on sale of assets
We recognized a gain on the sale of assets of $1.2 million for the six months ended June 30, 2026, which was primarily a result of selling emissions credits. During the six months ended June 30, 2025, we recognized a $0.4 million loss on the sale of assets.
Operating loss from operations
As a result of the factors described above, we reported an operating loss for the six months ended June 30, 2026 of $14.2 million, compared to an operating loss of $5.8 million in the six months ended June 30, 2025.
Total other income (expense), net
During the six months ended June 30, 2026, we incurred a decrease of $3.7 million, or 93%, to $0.3 million of other expense, primarily due to a decrease of approximately $1.9 million in interest expense on long-term debt as a result of troubled debt restructuring, a decrease of approximately $1.3 million in interest expense as a result of the extension payment in connection to the equity interest payment and a decrease of approximately $0.3 million as a result of a loss on liquidation of subsidiary in the prior year.
Benefit from income taxes
Our effective tax rate for the six months ended June 30, 2026 and 2025 was 0% and 0%, respectively, which was lower than the statutory rate of 21% because we have a full valuation allowance on deferred tax assets and tax refunds related to prior tax years received during the six months ended June 30, 2026, and an adjustment for the New York State income tax receivable upon completion of the 2023 tax return. We recorded and will continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.
Net loss
As a result of the factors described above, we recognized a net loss of $14.5 million for the six months ended June 30, 2026, compared to a net loss of $9.7 million for the six months ended June 30, 2025.

Non-GAAP Measures and Reconciliations

	Six Months Ended June 30,		Variance
	2026	2025	$	%
EBITDA and Adjusted EBITDA
Net loss from operations	$(14,481)	$(9,682)	$(4,799)	50%
Benefit from income taxes	(2)	(44)	42	(95)%
Interest expense, net	468	3,613	(3,145)	(87)%
Depreciation and amortization	3,764	6,310	(2,546)	(40)%
EBITDA	(10,251)	197	(10,448)	(5304)%
Stock-based compensation	1,112	921	191	21%
(Gain) loss on sale of assets	(1,165)	355	(1,520)	(428)%
Gain on insurance proceeds	—	(399)	399	(100)%
Loss on liquidation of subsidiary	—	348	(348)	(100)%
Gain on settlement of related party liability	(65)	—	(65)	N/A
Contract pricing settlements	1,732	—	1,732	N/A
Switchgear repairs	2,072	—	2,072	N/A
Adjusted EBITDA	$(6,565)	$1,422	$(7,987)	(562)%

	Six Months Ended June 30,		Variance
	2026	2025	$	%
Adjusted Free Cash Flow
Net cash flow used for operating activities	$(15,744)	$(10,523)	$(5,221)	50%
Revenues from digital assets production	3,487	8,461	(4,974)	(59)%
Purchases of and deposits for property and equipment	(168)	(2,460)	2,292	(93)%
Adjusted Free Cash Flow	$(12,425)	$(4,522)	$(7,903)	175%
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
Liquidity and Capital Resources
The Company has historically incurred operating losses and negative cash flows from operations. At June 30, 2026, the Company had cash of $3.2 million, digital assets of $6.0 million and accounts payable and accrued expenses of $5.7 million, while also having an aggregate of $34.9 million of principal indebtedness and contractual interest payments due over the next 12 months, including the remaining $33.1 million in aggregate principal amount of the Company’s 8.50% Senior Notes due in October 2026 (the “Senior Notes”), which mature on October 31, 2026 (see Note 5, “Debt”). To date, we have primarily relied on debt and equity financing to fund our operations, including meeting ongoing working capital needs. The Company’s projected operating cash flows are not sufficient to meet the existing debt obligations and the potential inability to meet this debt service obligation raises substantial doubt as to the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of the condensed consolidated financial statements. .

In an effort to alleviate these conditions, management has taken certain actions to improve the Company’s liquidity, including, among other things, the sale of its assets and entering into privately negotiated exchange agreements and public tender/exchange offers to reduce debt (see Note 5, “Debt” and Note 9, “Stockholders' Deficit”). Further, on July 19, 2026, we entered into subscription agreements with the PIPE Investors in connection with the PIPE Transaction.
Pursuant to the subscription agreements, and subject to the satisfaction or waiver of the applicable closing conditions, we have agreed to issue and sell an aggregate of 17,146,190 PIPE Shares at a purchase price of $1.71 per share. We have also agreed to issue to MIG the MIG Convertible Note in the principal amount of $10.0 million, which is convertible into the MIG Conversion Shares, and the MIG Warrant to purchase 1,754,386 MIG Warrant Shares at an initial exercise price of $1.71 per share.
Subject to closing of the PIPE Transaction, we expect to receive aggregate gross proceeds of approximately $39.4 million, before deducting transaction-related expenses. We intend to use the net proceeds primarily to redeem the remaining approximately $33.1 million in aggregate principal amount of our outstanding Senior Notes, with any remaining net proceeds to be used for general corporate purposes, including funding the predevelopment of our operations located in Dresden, New York and Columbus, Mississippi
The PIPE Transaction remains subject to closing conditions, and a summary of the terms of the PIPE Transaction is disclosed in Note 17, “Subsequent Events,” of our unaudited condensed consolidated financial statements. As of the date these unaudited condensed consolidated financial statements were issued, the PIPE Transaction had not closed, the Company had not received any proceeds from the PIPE Transaction and none of the PIPE Securities had been issued. There can be no assurance that the PIPE Transaction will be completed on the anticipated terms or at all, however management believes that the closing of the transaction is probable to occur within the next twelve months.

After considering management’s plans to mitigate these conditions, including our existing cash and cash equivalents, digital assets, cash generated from operations and the proceeds from the PIPE transaction expected to be received upon closing, the Company believes this substantial doubt has been alleviated and it has sufficient liquidity to continue as a going concern for the next twelve months.
Our operating cash flows are dependent on energy pricing and demand in the New York market and bitcoin mining economics commonly measured by hashprice. In addition, increases in the costs of electricity, natural gas, and emissions credits adversely affect us by increasing operating costs. Depending on our assumptions regarding the energy price inputs and bitcoin hashprice, the estimates of the amounts of required liquidity vary significantly. There can be no assurance that our assumptions used to estimate liquidity requirements and future cash burn rates will be correct, and the ability to be predictive is uncertain due to the limited ability to predict future energy and bitcoin prices. Additionally, our ability to achieve projected cash flows depends on our ability to obtain and comply with required permits and licenses, including the Title V Air Permit for the New York Facility. While this permit is subject to the Stipulation, it may still face legal challenges from third-party environmental groups (see Note 10, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements), which may have an adverse impact on our operations and our ability to meet cash flow forecasts.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments at June 30, 2026, and the years in which these obligations are due:

$ in thousands	Total	2026	2027-2028	2029-2030	Thereafter
Debt payments	$39,783	$34,734	$748	$4,301	$—
Leases	117	19	78	20	—
Self-mining capacity obligation	10,583	1,938	7,697	948	—
Environmental obligations	31,032	—	9,311	13,425	8,296
Natural gas transportation	8,058	948	3,792	3,318	—
Total	$89,573	$37,639	$21,626	$22,012	$8,296

The debt payments included in the table above include the principal and interest amounts due. The lease payments include fixed monthly rental payments and exclude any variable payments. Self-mining capacity obligation is based on minimum power usage required at the North Dakota Facility. Environmental obligations are based on estimates subject to various assumptions including, but not limited to, closure and post-closure cost estimates, timing of expenditures, escalation factors, and requirements of granted permits. Additional adjustments to the environmental liability may occur periodically due to potential changes in remediation requirements regarding coal combustion residuals which may lead to material changes in estimates and assumptions.
Summary of Cash Flow
The following table provides information about our net cash flow for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
$ in thousands	2026	2025
Net cash flow used for operating activities	$(15,744)	$(10,523)
Net cash flow provided by investing activities	1,150	7,894
Net cash flow used for financing activities	(1,781)	(2,593)
Net change in cash and cash equivalents	(16,375)	(5,222)
Cash and cash equivalents at beginning of period	19,572	8,619
Cash and cash equivalents at end of period	$3,197	$3,397
Operating Activities
Net cash used for operating activities was $15.7 million for the six months ended June 30, 2026, compared to net cash used of $10.5 million for the six months ended June 30, 2025. The variance in the operating cash flow during the first six months of 2026 as compared to 2025 was driven primarily by an increase in the purchase of additional Regional Greenhouse Gas Initiative (“RGGI”) credits during the first quarter of 2026 to reduce the net liability related to the three-year control period ending December 31, 2026 and an increase in net loss as compared to the prior period. This was partially offset by the sale of RRGI credits in the second quarter of 2026 and changes in non-cash adjustments, including stock-based compensation, loss on digital assets due to fluctuations in the price of bitcoin and revenues from digital assets production due to more profitable power and capacity operations.
Investing Activities
Net cash provided by investing activities was $1.2 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $7.9 million for the six months ended June 30, 2025. The variance was primarily driven by a decrease in proceeds from the sale of bitcoin of $8.0 million in the prior period, a decrease in proceeds from the sale of long-lived assets of $0.7 million, insurance proceeds received of $0.4 million in the prior period on miners damaged as a result of a severe weather event and a decrease in purchase of and deposits for property and equipment of $2.3 million.
Financing Activities
There was $1.8 million net cash used for financing activities for the six months ended June 30, 2026, compared to $2.6 million used for financing activities for the six months ended June 30, 2025. The variance was a result of the Company making higher cash payments in the prior period, compared to the current period, in connection to the privately negotiated exchanges agreements, as well as the payment of payroll taxes on net settled equity awards during the current period.
Financing Arrangements
See Note 5, “Debt,” and Note 9, “Stockholders’ Deficit,” in the notes to our unaudited condensed consolidated financial statements for further details regarding our financing arrangements.

Critical Accounting Policies and Estimates
The most significant accounting estimates involve a high degree of judgment or complexity. Management believes the estimates and judgments most critical to the preparation of our condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with our environmental obligations and the valuation of long-lived assets. There were no adjustments to the environmental liabilities or triggering events indicating impairment of long-lived asset during the six months ended June 30, 2026. Management evaluates its policies and assumptions on an ongoing basis.
Our significant accounting policies related to these accounts in the preparation of our condensed consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025. As described in Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 herein, there have been no material changes to our significant accounting policies for the three months ended June 30, 2026, other than the change in useful lives of our miner facility infrastructure described in Note 4, "Property and Equipment, Net".
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
Item 4. Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2026, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise and harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, other than as described below. For information on legal proceedings, refer to Note 10, “Commitments and Contingencies—Legal Matters,” including, without limitation, the subsections titled “Title V Air Permit Renewal Litigation and Stipulation of Settlement,” “NYDIG Arbitration” and “Mississippi Warehouse Property Sale and Related Litigation” in our unaudited condensed consolidated financial statements included elsewhere in this report.

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
If we are unable to complete the PIPE Transaction, we may not have sufficient resources to repay our Senior Notes upon their maturity in October 2026, which could materially and adversely affect our financial condition and our ability to continue as a going concern.
On July 19, 2026, we entered into subscription agreements for the PIPE Transaction, which is expected to provide us with aggregate gross proceeds of approximately $39.4 million. Subject to closing of the PIPE Transaction, we intend to use the net proceeds from the PIPE Transaction to redeem the remaining approximately $33.1 million in aggregate principal amount of our outstanding Senior Notes, with any remaining net proceeds to be used for general corporate purposes, including funding the predevelopment of our operations located in Dresden, New York and Columbus, Mississippi.

The PIPE Transaction has not closed, and we have not received any proceeds from the PIPE Transaction. The closing of the PIPE Transaction is subject to the satisfaction or waiver of a number of conditions, including Nasdaq listing approval for the PIPE Shares, MIG Conversion Shares and MIG Warrant Shares, execution and delivery of the investor rights agreements and other ancillary agreements, delivery of the security agreements, subsidiary guaranties and other collateral documents relating to the MIG Convertible Note, and our receipt of aggregate gross proceeds of not less than $30.0 million. In addition, although our stockholders holding a majority of the voting power of our then-outstanding capital stock approved the PIPE Issuance on July 19, 2026, such approval will not become effective until at least 20 calendar days after our Definitive Information Statement on Schedule 14C is first sent or given to our stockholders after we file it with the SEC. Certain of these conditions are outside our control, and we cannot assure you that they will be satisfied or waived in a timely manner or at all.

Each subscription agreement may be terminated prior to closing by mutual written consent of the respective parties thereto, in certain circumstances involving an uncured material breach as provided therein, or if the PIPE Transaction has not closed by October 10, 2026, subject to certain exceptions. The Senior Notes mature on October 31, 2026. Accordingly, if the PIPE Transaction is not completed by October 10, 2026, or is otherwise materially delayed, we would have limited time to obtain alternative financing, negotiate an extension or restructuring of the Senior Notes, dispose of assets or pursue other alternatives before the Senior Notes become due.

Our existing liquidity and projected operating cash flows may not be sufficient to repay the Senior Notes at maturity. There can be no assurance that alternative financing or restructuring transactions would be available when needed or on terms acceptable to us. Any alternative financing could involve the issuance of additional equity or equity-linked securities on highly dilutive terms, the incurrence of additional secured indebtedness, the sale of material assets or other terms unfavorable to us and our stockholders. If we are unable to complete the PIPE Transaction or otherwise obtain sufficient financing or take other actions to satisfy the Senior Notes when due, we could default on our obligations, be required to pursue a restructuring or seek protection under applicable bankruptcy laws. Any such event could materially and adversely affect our business, financial condition, results of operations, prospects and the value of our securities.

If completed, the PIPE Transaction would result in substantial dilution to our existing stockholders and would provide certain investors with significant governance and other rights that may influence the management and strategic direction of the Company.

Upon the closing of the PIPE Transaction, we will issue to the PIPE Investors an aggregate of 17,146,190 PIPE Shares. We will also issue to MIG the $10.0 million MIG Convertible Note that will be convertible, following receipt of required regulatory approvals pursuant to the MIG subscription agreement, into shares of our Class A common stock at an initial conversion price of $2.1375 per share, and the MIG Warrant to purchase 1,754,386 shares of Class A common stock at an initial exercise price of $1.71 per share. Because interest under the MIG Convertible Note will be paid in kind and added to its outstanding principal amount of the MIG Convertible Note, the number of shares issuable upon conversion will increase over time. The issuance of the PIPE Shares and any shares issued upon conversion of the MIG Convertible Note, exercise of the MIG Warrant or pursuant to other certain sponsor incentive arrangements contemplated by the investor rights agreements to be entered into in connection with the closing of the PIPE Transaction will substantially dilute the voting power and economic interests of our existing stockholders.

Based on 15,400,548 shares of Class A common stock outstanding as of July 17, 2026, which was the record date established by our Board for purposes of stockholder approval of the issuance of the PIPE Securities, the issuance of the 17,146,190 PIPE Shares would increase the number of outstanding shares of Class A common stock by approximately 111%. In addition, we may issue 4,678,362 additional shares of Class A common stock upon conversion of the $10.0 million principal amount of the MIG Convertible Note at the initial conversion price of $2.1375 per share (subject to increase as a result of PIK interest and adjustment as provided therein) and 1,754,386 additional shares of Class A common stock upon exercise of the MIG Warrant, subject to certain conditions on conversion or exercise as provided therein. On a pro forma basis after giving effect to the issuance of the PIPE Shares, the MIG Conversion Shares, the MIG Warrant Shares and the anticipated conversion of our outstanding Class B common stock (which is expected to occur on September 14, 2026), MIG would beneficially own approximately 22.4% of our outstanding Class A common stock and would have the greatest voting power among our stockholders.

In addition, upon the closing of the PIPE Transaction, we have agreed to reconstitute our Board such that it will consist of ten directors, consisting of four directors nominated by Atlas Holdco, two independent directors identified by MIG, one independent director identified by Atlas Holdco, our Chief Executive Officer and two independent directors identified by us, one of whom, subject to the terms of the Conversant subscription agreement, will be nominated by Conversant. On the date the regulatory approvals required by the MIG subscription agreement have been obtained, we have agreed to further reconstitute our Board such that it will consist of eight directors, consisting of one director nominated by MIG, one director nominated by Atlas Holdco, our Chief Executive Officer, two independent directors identified by MIG, one independent director identified by Atlas Holdco and two independent directors identified by us, one of whom, subject to the terms and conditions of the Conversant subscription agreement, will be nominated by Conversant. MIG, Atlas and Conversant will thereafter have continuing Board nomination rights subject to specified ownership thresholds and other conditions. MIG and Atlas will also have non-voting Board observer rights and, subject to applicable ownership thresholds, the right to designate one member each to a two-member Capital Committee of the Board.

The PIPE Investors will also receive pro rata participation rights in certain future issuances and certain registration rights. In addition, MIG and Atlas will have the right to receive certain project-level acquisition fees and/or promote incentives, which may be paid in cash or shares of our Class A common stock, in connection with services relating to identifying potential powered land acquisition opportunities and prospective tenants. Although any such arrangements must be on arm’s-length terms, consistent with market practice and approved by a majority of our independent and disinterested directors and, where applicable, our Audit Committee, they may create actual or perceived conflicts of interest.

The interests of these investors may differ from or conflict with the interests of our other stockholders. Their influence could affect, among other matters, the composition of our Board, financings, acquisitions, dispositions, investments and other strategic transactions. Their contractual participation and similar rights could also affect our ability to raise capital from other investors or the terms on which additional capital may be available.

In addition, the registration rights granted in connection with the PIPE Transaction may facilitate future resales of a substantial number of shares of our Class A common stock. Actual or anticipated sales of these shares, or the perception that substantial sales may occur, could adversely affect the market price of our Class A common stock and our ability to raise additional equity capital.

If the PIPE Transaction is completed, the MIG Convertible Note to be issued at closing will impose significant obligations and restrictions on us, and a failure to obtain required regulatory approvals could require us to redeem the MIG Convertible Note at a substantial premium.

At the closing of the PIPE Transaction, we will issue to MIG the MIG Convertible Note in the principal amount of $10.0 million. The MIG Convertible Note will accrue interest on its accreted principal amount, as increased from time to time by any capitalized PIK interest, at a rate of 10.0% per annum, payable in kind monthly by being added to its accreted principal amount, with such increased principal amount thereafter accruing additional interest on a compounded basis. Upon the occurrence and continuation of an event of default, the interest rate will automatically increase to 15.0% per annum. The MIG Convertible Note will mature on the third anniversary of its issuance, unless earlier converted, redeemed, repurchased or accelerated in accordance with its terms.

The MIG Convertible Note will be secured by a first-priority lien on the collateral pledged pursuant to a security agreement and other related security documents to be entered into in connection with the closing of the PIPE Transaction. The collateral initially will consist of all cryptocurrency mining equipment and related components owned by us and certain of our wholly owned subsidiaries, owned at the closing of the PIPE Transaction or thereafter acquired, including as of the date hereof, approximately 6,258 miners located at our facilities in Dresden, New York and Underwood, North Dakota, together with all proceeds, replacements, rents, profits and products thereof (excluding cryptocurrency mined by or on behalf of us and certain of our wholly owned subsidiaries). In addition, the obligations under the MIG Convertible Note are expected to be secured pursuant to a pledge agreement and a deed of trust with respect to our powered land located in Columbus, Mississippi, each to be executed and delivered at or after the closing of the PIPE Transaction as contemplated by the applicable transaction documents. If we default under the MIG Convertible Note, MIG could exercise remedies against this collateral, which could result in holders of our unsecured indebtedness or our equity securities recovering little or none of their investment.

If the required regulatory approvals under the MIG subscription agreement are not obtained on or before March 31, 2027, we will be required to redeem the MIG Convertible Note on March 31, 2027 at a price equal to 130% of its then-accreted principal amount, including any accrued and unpaid interest that will have been added to principal, plus all accrued and unpaid interest thereon through, but excluding, the redemption date. We may not have sufficient liquidity to satisfy this redemption obligation when due. The requirement to fund such a redemption could materially and adversely affect our liquidity, require us to obtain additional financing on unfavorable terms, cause us to delay or abandon strategic initiatives or result in a default under the MIG Convertible Note.

While any portion of the MIG Convertible Note remains outstanding, we and our subsidiaries will be subject to negative covenants restricting, among other things, the incurrence of additional indebtedness, the granting of additional liens on the collateral, the issuance of securities or indebtedness senior to the MIG Convertible Note, transfers or dispositions of collateral or ownership interests in subsidiaries that own collateral and material changes in the nature of our business. In addition, until the Regulatory Approvals are obtained, we generally will be prohibited from issuing or agreeing to issue equity or equity-linked securities without MIG’s prior written consent and will be required to maintain minimum liquidity of at least $10.0 million, calculated based on unrestricted and unencumbered cash, cash equivalents and bitcoin. These restrictions could materially limit our financial and operational flexibility, including our ability to obtain additional financing, make investments or respond to changing business conditions.

An active trading market for our 10.00% Senior Notes due 2030 (the “New Notes”) may not develop or be sustained, which could limit the market price of the New Notes or noteholders’ ability to sell them.

The aggregate principal amount of the New Notes outstanding as of the date of this report is $3.7 million. As previously disclosed, we sought to list the New Notes for trading on the OTC Markets platform and submitted an application to the Financial Industry Regulatory Authority (“FINRA”) for such purpose. FINRA subsequently denied our symbol request based on considerations relating to trade reporting and market structure applicable to the New Notes. As of the filing date of this report, we continue to evaluate alternative pathways to facilitate trading of the New Notes; however, we cannot provide any assurance that the New Notes will become eligible for trading on any market or quotation system, that an active trading market for the New Notes will develop or be sustained, or that holders will be able to sell their New Notes at desired times or prices, or at all. Even if a trading market develops, the New Notes may trade at a discount from their initial offering price depending on a number of factors, including prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Accordingly, we cannot make any assurances that a liquid trading market for the New Notes will be sustained, that noteholders will be able to sell their New Notes at a particular time or that the price they receive when they sell will be favorable. To the extent an active trading market is not sustained, the liquidity and trading price for the New Notes may be harmed. Accordingly, noteholders may be required to bear the financial risk of an investment in the New Notes for an indefinite period of time. In addition, there may be a limited number of buyers when noteholders decide to sell their New Notes. This may affect the price, if any, offered for noteholders’ New Notes or their ability to sell their New Notes when desired or at all.

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

In addition, disputes may arise under our hosting arrangements regarding the interpretation of contractual provisions or the calculation, payment or allocation of revenues, costs or other amounts, including during periods in which hosted mining equipment is curtailed due to unprofitability. For example, on May 1, 2026, NY 1 Mining filed a demand for arbitration with the American Arbitration Association against Greenidge South Carolina relating to the interpretation of the NYDIG Hosting Agreement and a related order, including whether Greenidge South Carolina is required to pay NY 1 Mining a percentage of net profits from the sale of excess energy generated at the New York Facility during periods in which NY 1 Mining’s bitcoin mining machines were curtailed for unprofitability. See Note 10, “Commitments and Contingencies—Legal Matters.”

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

Our Class A common stock has recently been subject to Nasdaq delisting proceedings. While we have previously regained compliance with certain Nasdaq listing requirements, there can be no assurance that we will regain or maintain compliance with Nasdaq’s continued listing requirements or that our Class A common stock will not be subject to delisting proceedings in the future. The delisting of our shares could negatively affect us and the price and liquidity of our Class A common stock.

Our ability to maintain the listing of our Class A common stock on Nasdaq depends on our continued compliance with certain Nasdaq listing requirements, including requirements relating to market value of publicly held shares, minimum bid price, corporate governance, audit committee composition and other matters. Compliance with these requirements may be affected by factors outside of our control, including market conditions and the trading price of our Class A common stock.

We have previously received notices from the Nasdaq Listing Qualifications Department regarding noncompliance with certain continued listing requirements and have subsequently regained compliance. Following the resignation of Kenneth Fearn from our Board and Audit Committee, effective April 15, 2026, we notified Nasdaq that we were no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Audit Committee to consist of at least three independent directors. On April 29, 2026, we received a notice from Nasdaq confirming such noncompliance. We are currently relying on the cure period provided under Nasdaq Listing Rule 5605(c)(4)(B), pursuant to which we are required to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) no later than October 12, 2026.

We expect to cease to qualify as a controlled company on September 14, 2026, as a result of the automatic conversion of all outstanding shares of our Class B common stock into shares of our Class A common stock. Upon ceasing to qualify as a controlled company, we will be required to comply with the audit committee requirements of Nasdaq Listing Rule 5605(c), including the requirement to have at least three independent audit committee members satisfying Rule 5605(c)(2)(A), without the benefit of any phase-in period under Rule 5615(c)(3). Accordingly, we intend to achieve compliance with the applicable audit committee independence and composition requirements on or prior to September 14, 2026, in advance of the expiration of the cure period. We are actively engaged in identifying and evaluating qualified independent director candidates to serve on our Audit Committee. There can be no assurance that we will be able to satisfy the applicable audit committee requirements by September 14, 2026 or otherwise within the applicable cure period.

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
We currently qualify as a “controlled company” under Nasdaq listing rules, but we expect to lose that status on September 14, 2026, which will subject us to additional corporate governance requirements that we may not be able to satisfy within the applicable transition periods.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we qualify as a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As of August 12, 2026, Atlas and its affiliates controlled approximately 65.8% of the voting power of our outstanding capital stock.
As a controlled company, we are eligible to rely on exemptions from requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our Board either by a majority of the independent directors or a nominating committee comprised solely of independent directors. To the extent we rely on these exemptions, our stockholders will not receive the same corporate governance protections available to stockholders of companies subject to all of Nasdaq’s governance requirements.
Upon the automatic conversion of all outstanding shares of Class B common stock into shares of Class A common stock, which is expected to occur on September 14, 2026, the additional voting power attributable to the Class B common stock will be eliminated. As a result of such conversion, we expect that no individual, group or other entity will hold more than 50% of the voting power of our outstanding common stock for purposes of electing directors. Accordingly, upon such conversion, we expect to cease to qualify as a controlled company under Nasdaq rules, regardless of whether the PIPE Transaction is completed.
Upon ceasing to be a controlled company, we will no longer be eligible to rely on the exemptions from certain Nasdaq corporate governance requirements available to controlled companies. Nasdaq rules permit a company that ceases to be a controlled company to phase in compliance with certain of these requirements over specified transition periods. Specifically, we will be required to have at least one independent member on each of our compensation and nominating and corporate governance committees at the time we cease to be a controlled company, a majority of independent members on each such committee within 90 days thereafter and all independent members on each such committee within one year thereafter. In addition, we will be required to have a majority-independent Board within 12 months after ceasing to be a controlled company. Nasdaq rules do not provide a phase-in period for the applicable audit committee requirements, which we will be required to satisfy upon ceasing to be a controlled company.
If we fail to comply with these corporate governance requirements within the applicable transition or cure periods, our Class A common stock could become subject to Nasdaq deficiency notices or delisting proceedings, which could adversely affect the trading price and liquidity of our Class A common stock and result in reputational harm.

If the PIPE Transaction is completed, even after we cease to qualify as a controlled company, Atlas Holdco, MIG and Conversant will have contractual rights relating to the composition of our Board, and Atlas Holdco and MIG will also have Board observer and other governance rights. The exercise of these rights may enable those investors to exert significant influence over our management and strategic direction, and their interests may differ from the interests of our other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Equity Interest Payment Agreement. On July 6, 2026, we issued an aggregate of 114,199 shares of Class A common stock to a related party to settle the interest payment obligation for the second quarter of 2026 in the amount of $0.2 million pursuant to the Equity Interest Payment Agreement, as described under Note 9, “Stockholders’ Deficit—Equity Interest Payment Agreement,” Note 12 “Related Party Transactions—Equity Interest Payment Agreement” and Note 17, “Subsequent Events—Equity Interest Payment.” The transaction was exempt from registration in reliance upon Section 4(a)(2) of the Securities Act.
Item 6. Exhibits
The exhibits listed on the Exhibit Index are filed or furnished as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., dated September 6, 2022 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 31, 2022).

3.1A
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., effective May 16, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2023).

3.1B
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Greenidge Generation Holdings Inc., effective July 20, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2026).

3.2
Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on July 16, 2021).

3.2A
Amendment No. 1 to the Amended and Restated Bylaws of Greenidge Generation Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 20, 2026).

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2026).
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

Vulcan Infrastructure and Power Inc.

Date: August 14, 2026	By:	/s/ Jordan Kovler
Jordan Kovler
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Christian Mulvihill
Christian Mulvihill
Chief Financial Officer
(Principal Financial and Accounting Officer)